Form 10-Q
period 1996-03-31
GREENPOINT FINANCIAL CORP
filed 1996-05-14
CIK 911935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

        [  X  ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     --------------------------------------


                              For the Quarter Ended
                                 March 31, 1996

                                       OR

        [     ]  Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                     0-22516
                                     -------
                 Securities and Exchange Commission File Number


                           GreenPoint Financial Corp.
                           --------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                           06-1379001
              --------                           ----------
  (State or other jurisdiction of    (I.R.S. employer identification number)
   incorporation or organization)


41-60 Main Street, Flushing, New York                   11355
- - -------------------------------------                   -----
(Address of principal executive offices)             (Zip Code)


          (718)  670-4355                            Not Applicable
          ---------------                            --------------
  (Registrant's telephone number,      (Former name, former address and former
        including area code)          fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              X     Yes                                 No
            -----                                  ---

  As of May 10, 1996 there were 51,153,000 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                    FORM 10-Q

                              For the Quarter Ended
                                 March 31, 1996

                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1 - Financial Statements

   Consolidated Statements of Financial Condition (unaudited)
   as of March 31, 1996 and December 31, 1995                                 3

   Consolidated Statements of Income (unaudited) for the quarters
   ended March 31, 1996 and 1995                                              4

   Consolidated Statement of Changes in Stockholders' Equity (unaudited)
   for the quarters ended March 31, 1996 and 1995                             5

   Consolidated Statements of Cash Flows (unaudited) for the quarters
   ended March 31, 1996 and 1995                                              6

   Notes to the Unaudited Consolidated Financial Statements                   7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   21

Item 6 - Exhibits and Reports on Form 8-K                                    21



                                              GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                              (Unaudited)
                                                                                                  March 31,         December 31,
                                                                                                     1996               1995
                                                                                           -------------------  ------------------
            ASSETS                                                                          (In thousands, except share amounts)
            ------
    Cash and due from banks                                                                 $         136,101    $      153,679
    Money market investments                                                                        2,014,400         1,550,700
    Loans receivable held for sale                                                                    284,843           175,052
    Securities available for sale                                                                   4,807,240         5,896,505
    Securities held to maturity (estimated fair value of $4,387 and
      $4,361 respectively)                                                                              4,333             4,307
    Loans receivable held for investment:
      Mortgage loans                                                                                6,027,814         5,992,776
      Other loans                                                                                      27,417            29,669
      Deferred loan fees and unearned discount                                                        (57,567)          (58,297)
      Allowance for possible loan losses                                                             (105,000)         (105,500)
                                                                                            ------------------   ---------------
        Loans receivable held for investment, net                                                   5,892,664         5,858,648
                                                                                            -----------------    --------------

    Accrued interest receivable, net                                                                   84,195            72,944
    Banking premises and equipment, net                                                               114,966           113,673
    Deferred income taxes, net                                                                        102,488            70,134
    Other real estate owned, net                                                                       28,763            29,245
    Excess of cost over fair value of net assets acquired, net                                        658,572           670,201
    Other assets                                                                                      340,483            75,375
                                                                                            -----------------    --------------
          Total assets                                                                      $      14,469,048    $   14,670,463
                                                                                            =================    ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
    Liabilities:
    Deposits:
      N.O.W. and checking accounts                                                          $         499,846    $      501,842
      Savings and club accounts                                                                     2,014,418         2,034,669
      Variable rate savings accounts                                                                2,017,136         1,995,292
      Money market accounts                                                                           625,120           635,696
      Term certificates of deposit accounts                                                         7,541,447         7,730,824
                                                                                            -----------------    --------------
           Total deposits                                                                          12,697,967        12,898,323
                                                                                            -----------------    --------------
    Mortgagors' escrow                                                                                 81,369            58,935
    Accrued interest payable                                                                           11,785             2,353
    Accrued income taxes payable                                                                       13,484             7,618
    Other liabilities                                                                                 133,955           151,917
                                                                                            -----------------    --------------
         Total liabilities                                                                         12,938,560        13,119,146
                                                                                            -----------------    --------------
    Commitments and Contingencies
    Stockholders' equity:
       Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)                       ---               ---
       Common stock ($0.01 par value; 220,000,000 shares authorized;
         55,055,150 and 54,965,582 shares issued, respectively)                                           551               550
       Additional paid-in capital                                                                     806,226           801,382
       Unallocated Employee Stock Ownership Plan (ESOP) shares                                       (122,178)         (123,987)
       Unearned stock plans shares                                                                    (12,250)           (9,838)
       Retained earnings                                                                              959,651           942,137
       Net unrealized (loss) gain on securities available for sale, net                               (29,859)           14,862
       Treasury stock, at cost (2,658,632 and 2,748,200 shares, respectively)                         (71,653)          (73,789)
                                                                                            -----------------    ---------------
          Total stockholders' equity                                                                1,530,488         1,551,317
                                                                                            -----------------    ---------------
          Total liabilities and stockholders' equity                                        $      14,469,048     $  14,670,463
                                                                                            =================    ===============

 (See the accompanying notes to the unaudited consolidated financial statements)




                                              GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                                                 Quarter Ended
                                                                                   March 31,
                                                                      -----------------------------------
                                                                            1996                 1995
                                                                      -----------------    --------------
                                                                   (In thousands, except per share amounts)
       Interest income:
          Mortgages                                                   $      141,349        $    129,414
          Money market investments                                            23,390               4,063
          Securities                                                          85,711               8,951
          Other loans                                                            657                 381
                                                                      --------------        ------------

            Total interest income                                            251,107             142,809
                                                                      --------------        ------------

       Interest expense:
            Deposits                                                         143,079              58,248
            Short-term and other borrowings                                      451                 ---
                                                                      --------------        ------------
              Total interest expense                                         143,530              58,248
                                                                      --------------        ------------

       Net interest income                                                   107,577              84,561
       Provision for possible loan losses                                     (3,646)             (5,483)
                                                                      --------------        ------------
       Net interest income after provision for possible loan losses          103,931              79,078
                                                                      --------------        ------------

       Non-interest income:
           Income from fees and commissions:
           Mortgage loan operations fee income                                 4,563               2,786
           Mortgage servicing fees                                             2,260               2,668
           Banking services fees and commissions                               4,061                 703
           Securities lending fees                                               312                 111
           Other income                                                           17                 605
         Net gain (loss) on securities                                           273                (645)
         Net gain on sales of loans                                               19                  40
                                                                      --------------        ------------
               Total non-interest income                                      11,505               6,268
                                                                      --------------        ------------

       Non-interest expense:
       General and administrative expenses:
           Salaries and benefits                                              22,561              14,333
           Employee Stock Ownership and stock plans expense                    4,243               3,624
           Advertising                                                         1,991               1,141
           Net expense of premises and equipment                              11,698               3,703
           Federal deposit insurance premiums                                  1,710               3,084
           Charitable and educational foundation                                 993                 575
           Other administrative expenses                                      13,073               6,224
                                                                       -------------        ------------
       Total general and administrative expenses                              56,269              32,684
                                                                       -------------        ------------

       Other real estate owned operating income, net                            (115)               (402)
       Amortization of excess of cost over fair value of net assets acquired  11,628                  47
                                                                       -------------        ------------
               Total non-interest expense                                     67,782              32,329
                                                                         -----------        ------------

       Income before income taxes                                             47,654              53,017
       Income taxes                                                           20,302              24,510
                                                                       -------------        ------------
       Net income                                                      $      27,352        $     28,507
                                                                       =============        ============

       Earnings per share                                             $         0.60        $       0.60
                                                                      ==============        ============

 (See the accompanying notes to the unaudited consolidated financial statements)



                                              GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                              (Unaudited)
                                                             (In thousands)

                                                                                       Quarter Ended
                                                                            ----------------------------------
                                                                                March 31,           March 31,
                                                                                  1996                1995
                                                                            ---------------      -------------
        Common stock
        Balance at beginning of period                                          $       550      $          549
        Issuance of common stock to stock plans                                           1                 ---
                                                                             --------------      --------------
        Balance at end of period                                                        551                 549
                                                                             --------------      --------------

        Additional paid-in capital
        Balance at beginning of period                                              801,382             794,615
        Issuance of common stock to stock plans                                       3,692                 ---
        Amortization of ESOP shares committed to be released                          1,042                 656
        Amortization of stock plans shares during the period                            110                  37
        Exercise of stock options                                                       ---                 153
        Adjustment to initial public offering issuance costs                            ---               1,226
                                                                             --------------      --------------
        Balance at end of period                                                    806,226             796,687
                                                                             --------------      --------------

        Unallocated ESOP shares
        Balance at beginning of period                                             (123,987)           (131,039)
        Amortization of ESOP shares committed to be released                          1,809               1,763
                                                                             --------------      --------------
        Balance at end of period                                                   (122,178)           (129,276)
                                                                             --------------      --------------

        Unearned stock plans shares
        Balance at beginning of period                                               (9,838)            (14,307)
        Issuance of common stock to stock plans                                      (3,694)                ---
        Amortization of stock plans shares during the period                          1,282               1,168
                                                                             --------------      --------------

        Balance at end of period                                                    (12,250)            (13,139)
                                                                             --------------      --------------

        Retained earnings
        Balance at beginning of period                                              942,137             871,374
        Net income for the period                                                    27,352              28,507
        Dividends paid                                                               (8,979)             (9,348)
        Exercise of stock options from treasury stock                                  (859)                ---
                                                                             --------------      --------------
        Balance at end of period                                                    959,651             890,533
                                                                             --------------      --------------

        Net unrealized gain (loss) on securities available for sale, net
        Balance at beginning of period                                               14,862                 ---
        Net unrealized loss on securities available for sale                        (44,721)                ---
                                                                             --------------      --------------
        Balance at end of period                                                    (29,859)                ---
                                                                             --------------      --------------

        Treasury stock, at cost
        Balance at beginning of period                                              (73,789)                 ---
        Exercise of stock options from treasury stock                                 2,136                  ---
        Purchase of treasury stock                                                      ---             (10,029)
                                                                             --------------      --------------
        Balance at end of period                                                    (71,653)            (10,029)
                                                                             --------------      --------------

        Total stockholders' equity                                           $    1,530,488      $    1,535,325
                                                                             ==============      ==============


   (See accompanying notes to the unaudited consolidated financial statements)


                                              GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                                           Quarter Ended
                                                                                                              March  31,
                                                                                                       1996               1995
                                                                                              -------------------  -----------------
                                                                                                           (In thousands)
     Cash flows from operating activities:
     Net income                                                                               $         27,352      $        28,507
     Adjustments to reconcile net income to net cash used in operating activities:
       Provision for possible loan losses                                                                3,646                5,483
       Provision for (recovery of) potential declines in value of other real estate                        787                   (1)
       Depreciation and amortization of premises and equipment                                           4,601                1,750
       Accretion of discount, net of amortization of premium                                           (24,685)              (2,386)
       ESOP and stock plans expense                                                                      4,243                3,624
       Net change in loans held for sale                                                              (163,893)                  68
       Net (gain) loss on securities                                                                      (273)                 645
       Net gain on sales of loans                                                                          (19)                 (40)
       Net gain on sales of other real estate owned                                                     (1,824)              (3,095)
       Foreclosure expenses on other real estate                                                           (66)                (559)
       Amortization of excess of cost over fair value of net assets acquired                            11,628                   47
       Decrease (increase) in other assets                                                              11,150               (2,266)
       Decrease in other liabilities                                                                    (2,664)             (38,723)
       Other, net                                                                                        2,206               (1,624)
                                                                                              -----------------    -----------------
           Net cash used in operating activities                                                      (127,811)              (8,570)
                                                                                              -----------------    -----------------

     Cash flows from investing activities:
       Mortgage loan originations, net of principal repayments                                          11,081              (12,319)
       Proceeds from sales of other real estate owned                                                    4,047                8,119
       Repurchases of loans sold with recourse                                                          (1,269)              (7,075)
       Other loan originations, net of principal repayments                                              2,252               (2,224)
       Purchases of securities available for sale                                                   (2,793,988)                 ---
       Purchase of securities held to maturity                                                             ---                 (273)
       Proceeds from maturities of securities available for sale                                     3,088,263                  ---
       Proceeds from maturities of securities held to maturity                                             ---              181,110
       Sales of securities available for sale                                                          398,140                  ---
       Principal repayments on securities available for sale                                            56,925                1,024
       Purchases of premises and equipment                                                              (5,894)              (2,999)
                                                                                             -----------------     -----------------
            Net cash provided by investing activities                                                  759,557              165,363
                                                                                             -----------------     -----------------

     Cash flows from financing activities:
       Net (withdrawals from) deposits to depositors' accounts                                        (200,356)              19,657
       Payments for cash dividends                                                                      (8,979)              (9,348)
       Net increase in mortgagors' escrow                                                               22,434               21,876
       Exercise of stock options                                                                         1,277                  153
       Purchase of treasury stock                                                                          ---              (10,029)
                                                                                             -----------------     -----------------
          Net cash (used in) provided by financing activities                                         (185,624)              22,309
                                                                                             -----------------     -----------------
       Net increase in cash and cash equivalents                                                       446,122              179,102
       Cash and cash equivalents at beginning of period                                              1,704,379              293,270
                                                                                             -----------------     -----------------
       Cash and cash equivalents at end of period                                             $      2,150,501     $        472,372
                                                                                             -----------------     -----------------


     Supplemental disclosure of cash flow information
       Cash paid for income taxes                                                             $          2,265     $            ---
                                                                                             =================     =================


     Non-cash investing and financing activities:
          Additions to other real estate owned, net                                           $          6,533     $          3,594
                                                                                             =================     =================
          Loans to facilitate sales of other real estate                                      $          4,335     $          9,507
                                                                                             =================     =================
          Interest credited on deposits                                                       $        152,511     $         57,966
                                                                                             =================     =================

    (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The unaudited financial statements of GreenPoint Financial Corp. and Subsidiaries ("GreenPoint" or the "Company") are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's interim financial condition as of the dates indicated and the results of operations for the periods presented have been included. The results of operations for the interim periods shown are not necessarily indicative of results that may be expected for the entire year.

The unaudited consolidated interim financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders for the period ended December 31, 1995.

2.  Stock Incentive Plan

During the quarter ended March 31, 1996, GreenPoint granted 375,000 shares of the Company's common stock to certain executive officers. These awards, which were previously approved by the Company's shareholders in 1994, vest ratably
over five years on the anniversary dates of the awards.   The market price at
the grant date was $ 24.625.

3.  Common Stock Repurchase Program

On February 13, 1996 the Company announced a plan to repurchase up to approximately 2.6 million shares of stock during 1996. This follows a stock buyback program of 2.748 million shares completed in 1995. No share repurchases were made during the quarter ended March 31, 1996.

4.  Subsequent Event

On April 12, 1996 the Bank completed the sale of its two Rockland County, New York banking offices to Pawling Savings Bank, a subsidiary of Progressive Bank, Inc. Pawling assumed approximately $154 million of deposits within the two branches. The Bank will report a pre-tax net gain of approximately $8.9 million from the transaction in the second quarter of 1996.



                                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

                       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.  Securities Available for Sale and Held to Maturity

      Securities held at March 31, 1996 are summarized as follows:


                                                                                    Gross                 Gross
                                                              Amortized           Unrealized            Unrealized           Fair
                                                                Cost                Gains                 Losses            Value
                                                           ---------------       -------------         ------------      -----------
                                                                                           (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency Obligations:
  U.S. Treasury Notes/Bills                                $    1,933,686        $         ---         $   (19,651)     $  1,914,035
  Agency Discount Notes                                            93,761                  ---                 (28)           93,733
  Mortgage-Backed Securities                                    2,388,284                  ---             (33,201)        2,355,083
Trust Certificates Collateralized
  by GNMA Securities                                              426,751                  ---              (1,358)          425,393
Other                                                              18,950                   47                  (1)           18,996
                                                           ---------------       --------------       --------------     -----------
     Total securities available for sale                   $    4,861,432        $          47         $   (54,239)     $  4,807,240
                                                           ===============       ==============       ==============    ============

Securities Held to Maturity
Tax Exempt Municipals                                      $          675        $          54         $        ---     $        729
Other                                                               3,658                  ---                  ---            3,658
                                                           ---------------       --------------       --------------    ------------
     Total securities held to maturity                     $        4,333        $          54         $        ---     $      4,387
                                                           ===============       ==============       ==============    ============

     Securities held at December 31, 1995 are summarized as follows:

                                                                                     Gross              Gross
                                                              Amortized           Unrealized          Unrealized            Fair
                                                                 Cost                Gains              Losses              Value
                                                           ----------------       ----------          ----------        ------------
                                                                                            (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency Obligations:
  U.S. Treasury Notes/Bills                                $    1,352,276        $       4,004       $        ---       $ 1,356,280
  Agency Discount Notes                                         2,417,009                   55                (88)        2,416,976
  Mortgage-Backed Securities                                    1,668,847               24,979                ---         1,693,826
Trust Certificates Collateralized
  by GNMA Securities                                              430,340                  285             (1,753)          428,872
Other                                                                 550                    1                ---               551
                                                           ----------------     ----------------   ----------------     ------------
   Total securities available for sale                     $    5,869,022        $      29,324       $     (1,841)      $ 5,896,505
                                                           ================     ================   ================     ============

Securities Held to Maturity
Tax Exempt Municipals                                      $          675        $          54       $         ---      $       729
Other                                                               3,632                  ---                 ---            3,632
                                                           ----------------     ----------------   ----------------     ------------
   Total securities held to maturity                       $        4,307        $          54       $         ---      $     4,361
                                                           ================     ================   ================     ============


Estimated fair values for securities are based on published market or securities dealers' estimated prices.

During the quarter ended March 31, 1996, the Company sold available-for-sale securities aggregating $ 531.0 million, resulting in gross realized gains of $ 1.9 million and gross realized losses of $ 1.6 million.

The average maturities of the securities available for sale and held to maturity at March 31, 1996 are approximately 10.7 years and 14.2 years, respectively.

Mortgage-backed securities, almost all of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments which shorten the average life to an estimated 6.3 years. The estimated average life for all securities available for sale is approximately 4.5 years.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

6.  Restructuring Reserve

In December 1995, the Company recorded a pre-tax restructuring charge of $8.0 million that reflects actions taken during the fourth quarter of 1995 and taken and to be taken during 1996 to improve operating efficiency. The charge included employee severance benefits, costs associated with planned branch consolidations and fixed asset writedowns. At March 31, 1996 the reserve balance associated with this charge was approximately $6.1 million of which $0.8 million related to severance and $5.3 million related to the disposition of certain facilities premises and equipment and termination of leases.



7.   Impact of Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value based method of accounting for stock-based compensation arrangements with employees, rather than the intrinsic value based method that is contained in APB Opinion No. 25 ("Opinion 25").

SFAS 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic-value-based method which is already prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Both the accounting and disclosure requirements of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The Company intends to continue accounting for its employee stock compensation plans under its current method (APB 25), and will adopt the disclosure requirements of SFAS 123 in 1996.


                                            GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                                              Management's Discussion and Analysis of
                                           Financial Condition and Results of Operations

                                                                                        Quarter Ended
                                                          --------------------------------------------------------------------------
                                                           Mar. 31,        Dec. 31,         Sept. 30,        Jun. 30,       Mar. 31,
                                                             1996            1995              1995            1995           1995
                                                           --------        --------          --------        --------       --------
 Performance Ratios (Annualized):
    Return on average assets                                  0.75%           0.52%             1.59%          1.69%          1.65%
    Return on average equity                                  7.04            5.00              7.74           7.61           7.48

    Return on average tangible equity (1)                    12.42            8.95              8.08           7.62           7.49
    Net interest spread during period                         2.87            2.68              3.59           3.80           4.10
    Net interest margin                                       3.16            2.96              4.53           4.84           5.04
    General and administrative expense to average
        assets                                                1.53            1.64              1.77           1.89           1.90
    Efficiency ratio (2)                                     47.25           53.36             36.47          36.88          35.98
    Average interest-earning assets to average
        interest-bearing liabilities                          1.07x           1.07x             1.24x          1.27x          1.27x

 Capital Ratios:
    Period-end stockholders' equity to ending
        total assets                                         10.58%          10.57%            10.48%         22.42%         22.01%
    Period-end stockholders' equity less
        intangible assets, to tangible assets                 6.31            6.29              6.21          22.42          22.02

    Leverage capital (3)                                      6.33            6.11             12.30          16.89          16.42

    Risk-based capital ratios (3):
       Tier 1                                                16.73           16.05             15.40          29.59          28.75

       Total capital                                         17.98           17.30             16.65          30.84          30.00


 Per Share Data:
    Earnings per share *                                $     0.60      $     0.42        $     0.64     $     0.62      $    0.60
    Book value per share **                             $    33.35      $    34.25        $    33.28     $    33.09      $   32.70

    Book value per share after deduction of             $    18.99      $    19.44        $    18.82     $    33.08      $   32.69
       unamortized goodwill **

    *   Average shares used in calculation              45,653,000      46,171,000        47,428,000     47,087,000     47,230,000
    ** Period-end shares used in calculation            45,898,000      45,298,000        47,445,000     47,135,000     46,959,000
        Total shares issued and outstanding             52,457,000      52,217,000        54,337,000     54,514,000     54,483,000

   Asset Quality Ratios:
    Non-performing loans to total loans                       6.25%           6.49%             6.50%          6.87%          6.85%
    Non-performing assets to total assets                     2.94            2.94              2.84           6.21           6.29


    Allowance for possible loan losses to:
       Total non-performing loans                            26.49           26.24             26.62          26.50          26.57
       Total loans held for investment                        1.73            1.75              1.78           1.82           1.82


(1) Average tangible equity has been calculated in accordance with regulatory guidelines.

(2) The efficiency ratio is calculated by dividing the Company's total general and administrative expenses by the sum of net interest income and non-interest income.

(3) These ratios are calculated using regulatory guidelines which exclude the impact on stockholders' equity resulting from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


  1. General

  The Bank has historically operated as a traditional consumer-oriented institution serving the markets in which its branches are located. Management's objective has been to become a major niche loan originator in the national residential mortgage market and to become a major consumer banking force within the attractive, rapidly consolidating New York metropolitan consumer banking market.

  GreenPoint regularly explores opportunities for acquisitions of and holds discussions with financial institutions and related businesses, and also regularly explores opportunities for acquisitions of liabilities and assets of financial institutions, and other financial service providers. The Company routinely analyzes its lines of business and from time to time may increase, decrease or terminate one or more of its activities.

  2.   Operating Results

  The first quarter's results are reflective of the following initiatives which are expected to enhance the Company's financial performance in 1996 and provide a solid foundation for earnings momentum in subsequent years.

- - - Improving net interest margin by increasing risk-adjusted yields on its earning assets and by decreasing the effective interest expense of its consumer deposits.

- - - Improving operating efficiency by prudently reducing its costs of doing business as a percentage of the net revenues generated from operations.

- - - Expanding its No Doc residential mortgage loan origination business through carefully planned movements into competitively attractive regional mortgage markets in the U.S..

- - - Utilizing the funds received in 1995 from Home Savings of America to internally fund:

     - net mortgage loan portfolio growth;
     - investment in Treasury, Agency and other investment securities for yield;
     - maintenance of appropriate levels of funding liquidity and interest sensitivity management.

- - - Taking actions to enable the Company to retain a higher percentage of its pre-tax income.

Collectively such initiatives are expected to result in further improvements in the Company's financial performance in each subsequent quarter during 1996.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)



  Net income for the quarter ended March 31, 1996 was $27.4 million, or $0.60 per share, a 4.1% decrease over the $28.5 million, or $0.60 per share, for the comparable 1995 period. The primary reasons for the decrease are an $85.3 million increase in interest expense and a $35.5 million higher non-interest expense which was partially offset by a $108.3 million, or 75.8%, increase in interest income, a $5.2 million, or 83.6%, increase in non-interest income, a $1.8 million, or 33.5%, reduction in provision for possible loan losses, and a $4.2 million, or 17.2%, decrease in income tax expense.

Interest Rate Sensitivity

The Bank's cumulative one-year rate sensitivity gap was negative 1.9% of total assets at March 31, 1996, compared to positive 6.4% at December 31, 1995. The change reflects continued progress toward investing the deposits associated with the HSA acquisition.

  Net Interest Income

Net interest income increased by $23.0 million, or 27.2%, in the first quarter of 1996, versus the comparable period in 1995. The increase reflects higher interest income of $108.3 million in the first quarter of 1996 which was partially offset by an increase of $85.3 million in interest expense. The rise in net interest income reflects a $6.96 billion increase in average interest-earning assets resulting primarily from the investment of the funds received in the HSA branch acquisition, which was partially offset by a $7.52 billion related increase in average interest-bearing liabilities and a decrease in interest rate spread to 2.87% in the current quarter from 4.10% in the 1995 quarter.

Interest income increased by $108.3 million, or 75.8%, to $251.1 million for the first quarter of 1996 from $142.8 million for the first quarter of 1995. The principal reason for the rise was the deployment of funds received in the HSA branch acquisition into money market investments and securities.

Interest income on securities rose by $76.8 million to $85.7 million for the 1996 quarter from $8.9 million for the comparable 1995 quarter. The increase is primarily the result of two factors: the investment of the majority of the funds received in the HSA branch acquisition into various types of securities which increased the average balance by $5.04 billion and greater investment in higher yielding mortgage-backed securities which resulted in a 50 basis point increase in the average yield for the current quarter.

Interest income on money market investments increased by $19.3 million to $23.4 million for the 1996 quarter from $4.1 million for the comparable 1995 quarter. The increase is primarily due to the investment of funds received in the HSA branch acquisition that resulted in higher average balances of $1.45 billion which was partially offset by lower short-term interest rates during the 1996 quarter that resulted in a 49 basis point decrease in average yield versus the first quarter of 1995.

Interest income on mortgages increased by $11.9 million to $141.3 million for the 1996 quarter from $129.4 million for the comparable 1995 quarter. The increase reflects higher average balances of $454.4 million, or 8.0%, as a result of loan origination volume generated from the BarclaysAmerican/Mortgage operation acquired in July 1995. The higher volume in loan originations in the 1996 quarter outpaced reductions in the average balance due to normal amortization and prepayments. The improvement in interest income also reflects a 10 basis point increase in average yield which is the result of a lower percentage of non-performing loans and upward repricing of the Company's adjustable rate mortgages in the first quarter of 1996 versus the first quarter of 1995.

Interest expense increased by $85.3 million to $143.5 million for the first quarter of 1996 from $58.2 million for the first quarter of 1995. The higher interest expense is primarily the result of the inclusion of the deposits assumed in the HSA branch acquisition in the 1996 quarter's average balances.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Interest expense on time deposits increased by $63.5 million to $105.0 million for the 1996 quarter from $41.5 million for the 1995 quarter. The rise in interest expense reflects a $4.59 billion increase in the average time deposits resulting from the HSA branch acquisitions.

Interest expense on money market and variable rate savings accounts increased by $10.9 million to $22.2 million for the first quarter of 1996 from $11.3 million for the first quarter of 1995. The rise in interest expense reflects a $1.18 billion increase in the average balance and a 22 basis point increase in average cost as a result of the inclusion of deposits acquired in the aforementioned HSA branch acquisitions.

Interest expense on savings accounts increased by $9.5 million to $14.0 million for the 1996 quarter from $4.5 million in the 1995 quarter. The interest expense reflects a $1.44 billion increase in the average balance which was partially offset by a 36 basis point reduction in average cost as a result of the inclusion of deposits acquired in the aforementioned HSA branch acquisitions.


                                            GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                                              Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations - (Continued)

Average Balance Sheets and Interest Yield/Cost
The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income
(unaudited) for the quarters ended March 31, 1996 and March 31, 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees which are considered adjustments to yields.

                                                                        Quarter Ended
                        -------------------------------------------------------------------------
                                  March 31, 1996                            March 31, 1995
                        -----------------------------------           ---------------------------
                                                    Average                                Average
                         Average                    Yield/           Average                Yield/
                         Balance      Interest       Cost            Balance    Interest     Cost
                        ---------    ----------     -----            -------   ----------  --------
Assets:
Interest-earning
  assets:
Mortgage loans (1)   $  6,158,622    $  141,349      9.18%         $ 5,704,181  $ 129,414    9.08%
Other loans (1)            35,693           657      7.36               21,247        381    7.17
Money market
  investments (2)       1,724,449        23,390      5.46              276,739      4,063    5.95
Securities              5,695,334        85,711      6.04              654,593      8,951    5.54
                     -------------   ----------                    ------------   -------
Total
 interest-earning
 assets                13,614,098       251,107      7.39            6,656,760    142,809    8.59
                                     ----------                                   -------
Non-interest
  earning assets (3)    1,053,743                                      238,081
                     ------------                                  ------------
  Total assets       $ 14,667,841                                  $ 6,894,841
                     ============                                  ============

Liabilities &
Stockholders' Equity:
Interest-bearing
liabilities:
  Savings accounts   $  2,015,837        13,986      2.79%         $   574,814      4,467    3.15%
  NOW accounts            337,902         1,548      1.84              107,207        557    2.11
  Money market and
   variable rate
   savings accounts     2,625,344        22,227      3.41            1,447,165     11,372    3.19
Term certificates
  of deposit accounts   7,637,573       105,055      5.53            3,050,986     41,538    5.52
Mortgagors' escrow         76,858           263      1.38               75,224        314    1.69
  Repurchase
  agreements               85,295           451      2.13                  ---       ---     ---
                     ------------    ----------                    -----------  --------

Total
interest-bearing
liabilities            12,778,809       143,530      4.52            5,255,396     58,248    4.49
                                     ----------                                  --------
Other liabilities (4)     334,830                                      115,794
                     -------------                                 -----------
Total liabilities      13,113,639                                    5,371,190

Stockholders' equity    1,554,202                                    1,523,651
                     -------------                                 -----------
Total liabilities    $ 14,667,841                                $   6,894,841
& stockholders'      =============                               ==============
equity

Net interest
income/interest
rate spread (5)                     $   107,577      2.87%                       $ 84,561    4.10%
                                    ===========     ======                       ========    =====
Net interest-earning
assets/net interest
margin (6)           $    835,289                    3.16%       $   1,401,364               5.04%
                     =============                   =====       =============               =====
Ratio of
interest-earning
assets to
interest-bearing
liabilities                                          1.07 x                                 1.27 x
                                                     ======                                 ======

(1) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.
(2) Includes overnight federal funds sold and securities purchased under resale agreements.
(3) Includes banking premises and equipment - net, net deferred tax assets, accrued interest receivable, and other miscellaneous non-interest earning assets.
(4) Includes accrued interest payable, accounts payable, official checks drawn against the bank, accrued expenses, and other miscellaneous non-interest-bearing obligations of the Company.
(5) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Rate/Volume Analysis

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on the Company's interest income and interest expense during the periods indicated. Information is provided in each category on changes (I) attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to volume and rate.


                                                             Quarter Ended March 31, 1996
                                                                     Compared to
                                                             Quarter Ended March 31, 1995
                                                                  Increase/(Decrease)
                                                      ------------------------------------------
                                                                  Due to
                                                      ----------------------------
                                                         Average        Average          Net
                                                          Volume         Rate          Change
                                                      ------------------------------------------

                                                                  (in thousands)
 Interest-earning assets:
     Mortgage loans (1)                               $   10,415   $     1,520    $  11,935
     Other loans (1)                                         266            10          276
     Money market investments (2)                         19,659          (332)      19,327
     Securities                                           76,609           151       76,760
                                                       ---------    ----------    ----------
           Total interest-earning assets                 106,949         1,349      108,298
                                                       ----------   -----------   ----------

 Interest-bearing liabilities:
     Savings accounts                                     10,047          (528)       9,519
     NOW accounts                                          1,064           (73)         991
     Money market and other variable rate
       savings accounts                                    9,913           942       10,855
     Term certificates of deposit accounts                63,085           432       63,517
     Mortgagors' escrow                                        7           (58)         (51)
     Repurchase agreements                                   451           ---          451
                                                     ------------   -----------    ----------
           Total interest-bearing liabilities             84,567           715       85,282
                                                     ------------   -----------    ----------
           Net change in net interest income        $     22,382   $       634    $  23,016
                                                       ==========   ============   ==========


(1) In computing the volume and rate components of net interest income for loans, non-accrual loans and loans held for sale have been included.

(2) Includes overnight federal funds and securities purchased under resale agreements.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Provision for Possible Loan Losses

The provision for possible loan losses decreased by $1.8 million, or 33.5%, to $3.6 million for the first quarter of 1996 from $5.4 million for the first quarter of 1995. The provision is the result of management's assessment of the loan portfolio in view of the state of the regional and national economies, trends in the real estate market of the Company's primary lending areas and trends in the levels of the Company's non-performing loans and assets.

Non-Interest Income

Non-interest income increased by $5.2 million, or 83.6%, to $11.5 million for the first quarter of 1996 from $6.3 million for the first quarter of 1995. The increase is primarily due to additional fee income generated from the operations of GPMC and the 60 former HSA branches reflected in the 1996 quarter's operating results.

Non-Interest Expense

Non-interest expense increased by $35.5 million to $67.8 million for the first quarter of 1996 from $32.3 million for the first quarter of 1995. The 1995 BAM and HSA acquisitions resulted in increases to operating expenses for the first quarter of 1996. The rise in non-interest expense is primarily the result of an $11.6 million increase in amortization of goodwill, an $8.2 million increase in salaries and benefits, an $8.0 million increase in net expense of premises and equipment and a $6.8 million increase in other administrative expense, partially offset by a $1.4 million reduction in Federal deposit insurance premiums.


Income Tax Expense

Income tax expense decreased by $4.2 million, or 17.2%, to $20.3 million for the first quarter of 1996 from $24.5 million for the first quarter of 1995. The decrease was due to a $5.4 million, or 10.1%, reduction in income before income taxes, and a decline in the effective rate to 42.60% for the 1996 period from 46.23% in the 1995 period, which resulted from several business initiatives implemented in 1996 by the Company.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)



3.  Financial Condition

Total assets decreased by $201.4 million to $14.469 billion at March 31, 1996 from $14.670 billion at December 31, 1995. Total loans held for investment, net, increased $34.0 million to $5.893 billion at March 31, 1996 from $5.859 billion at December 31, 1995 primarily as a result of a rise in residential
1-4 family loans of $13.6 million and an increase in commercial loans of $12.7 million. The Company's loans held for sale portfolio rose $109.8 million during the current quarter primarily as a result of loans originated for sale by GreenPoint Mortgage Corp. Securities available for sale decreased $1.090 billion to $4.807 billion at March 31, 1996 from $5.897 billion at December
31, 1995 due to the usage of proceeds from the maturities and sales of securities to fund deposit outflows and to reinvest in money market investments.

Tangible Capital Growth from Operations

GreenPoint's operating results include significant amortization of goodwill and employee stock compensation plans expense. These non-cash expenditures, unlike all other expenses reported by the Company, result in net increases in GreenPoint's tangible capital (total stockholders' equity less intangible assets).


                                          Quarter Ended
                  --------------------------------------------------------------
                    March 31, 1996      December 31, 1995       March 31, 1995
                  ------------------   -------------------   -------------------

(In thousands,
except per share
amounts)
Net income           $    27,352         $       19,410        $        28,507

Add back:
 Goodwill expense         11,628                 12,084                     47

 Employee stock
 plans expense             4,243                  3,882                  3,624
                     -----------         ---------------       ---------------

 Tangible Capital
 growth from
 operations (*)      $    43,223         $       35,376        $        32,178
                     ===========         ==============        ===============

Amounts expressed
per share (**)       $      0.94         $         0.78        $          0.69
                     ============        ==============        ===============

* Tangible Capital consists of Total Stockholders' Equity less the excess of cost over fair value of net assets acquired (Goodwill).

** Based on the share amounts used to calculate book and tangible book values per share, as of each respective period-end date.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Non-Performing Assets

The Company improved its asset quality during the first quarter of 1996 as non-performing loans decreased by $5.7 million, or 1.4%, while non-performing assets decreased by $6.1 million, or 1.4%. The ratio of non-performing loans to total loans fell to 6.25% at March 31, 1996 from 6.49% at December 31, 1995. The ratio of non-performing assets to total assets was 2.94% at both March
31, 1996 and December 31, 1995.

Non-performing assets, net of related specific reserves, were as follows:

                                              March 31,     December 31,
                                                1996            1995
                                            ------------   --------------
                                                   (In thousands)
Mortgage loans secured by:
 Residential one-to four-family mortgages  $      288,206   $      291,589
 Residential multi-family mortgages                61,173           61,594
 Commercial property mortgages                     47,059           48,911
Other loans                                             4                4
                                           --------------   --------------
Total non-performing loans (1)                    396,442          402,098
                                           --------------   --------------
Total other real estate owned, net                 28,763           29,245
                                           --------------   --------------
      Total non-performing assets          $      425,205   $      431,343
                                           ==============   ==============

(1) Includes $43.6 million and $42.3 million of non-accrual mortgage loans under 90 days past due at March 31, 1996 and December 31, 1995, respectively.


Allowance for Possible Loan Losses

The following is a summary of the provision and allowance for possible loan losses:

                                                     Quarter Ended
                                                       March 31,
                                         ----------------------------------
                                                   1996            1995
                                         -----------------    -------------
                                                   (In thousands)

 Balance beginning of period               $    105,500       $    103,000
 Provision charged to income                      3,646              5,483
 Charge-offs                                     (4,589)            (4,059)
 Recoveries                                         443              1,076
                                           -------------      -------------
 Balance end of period                     $    105,000       $    105,500
                                           =============      =============

            GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Loans Sold with Recourse

GreenPoint is subject to an agreement with the Federal National Mortgage Association ("FNMA") whereby the Company will repurchase, through 1996, mortgages sold to FNMA during the period January 1, 1990 through March 31, 1991, which become 90 days delinquent during 1995 and 1996. In addition, the Company will be obligated to repurchase, until the later of December 1997 or five years from the date of delivery, certain mortgages sold to FNMA which become 90 days delinquent during that period. Serviced loans repurchased from FNMA by GreenPoint are included within the Company's loan portfolio.

At March 31, 1996, the aggregate amount of loans sold to FNMA which are still subject to the repurchase agreement was $135.5 million. During the quarter ended March 31, 1996 a total of $1.3 million of loans were repurchased by the Bank from FNMA pursuant to the repurchase agreement. At March 31, 1996, $0.4 million of the FNMA servicing portfolio of loans sold with recourse were delinquent 90 days or more.

During the first quarter of 1996, all mortgages sold by GPMC were sold without recourse.

Capital Ratios

The Company's ratio of period-end stockholders' equity to ending total assets at March 31, 1996 was 10.58% compared to 10.57% at December 31, 1995.

In accordance with the requirements of the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("Banking Department"), the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of both March 31, 1996 and December 31, 1995, the Bank exceeded those requirements. The Bank's leverage capital ratios were 6.33% and 6.11% at March 31, 1996 and December 31, 1995, respectively. The Bank's Tier-1 risk-based capital ratios were 16.73% and 16.05% at March 31, 1996 and December 31, 1995, respectively. The Bank's total risk-based capital ratios were 17.98% and 17.30% at March 31, 1996 and December 31, 1995, respectively.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank has been named as a defendant in ten unrelated legal complaints which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are eight other instances of threatened litigation. The injuries are alleged to have occurred in residential properties for which the Bank was a first mortgagee and for which the Bank may be or may have been an owner, through foreclosure proceedings. The complaints are in various early stages of discovery. The defense of three of the claims has been assumed by an insurer. Defense of the other seven claims was (or is anticipated to be) rejected by an insurer on the basis of pollution coverage exclusions. The Bank referred the rejected claims to a special environmental counsel. Counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at the time. Because of the absence of both a determination of liability and a reasonable estimate of an associated liability exposure in dollar terms, if any, the Bank has not established a contingency reserve for these complaints. Accordingly, in the event that one or more of these actions are subsequently determined to represent an accruable liability for the Bank, such accruals will be funded through charges to be made against the Bank's operating income for the period or periods in which such determinations may occur. The Company currently believes that such liability exposure, if any, would not be material to the Banks' financial condition.

Item 6 - Exhibits and Reports on Form 8-K
(a)      Exhibits

         Exhibit
         Number
         ------

         11.1           Statement Regarding Computation of Per Share
                        Earnings.

         27.1           Financial Data Schedule

(b)   Reports on Form 8-K

On March 6, 1996, GreenPoint Financial Corp. filed a current report on Form 8-K reporting that on February 22, 1996 broker search cards were mailed on behalf of GreenPoint to certain holders of record of the Company's common stock setting forth March 25, 1996 as the record date and May 10, 1996 as the meeting date, for the Company's 1996 Annual Meeting of Stockholders.

On March 16, 1996, GreenPoint Financial Corp. filed a current report of Form 8-K reporting the appointment of Price Waterhouse LLP as the Company's principal accountant to audit its financial statements. On March 27, 1996, GreenPoint filed Form 8-K/A relating to the appointment of Price Waterhouse LLP to amend certain information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GreenPoint Financial Corp.



                                         By:/s/ Thomas S. Johnson
                                            --------------------------------
                                            Thomas S. Johnson
                                            Chairman of the Board, President
                                            and Chief Executive Officer



                                         By:/s/ Charles P. Richardson
                                            ---------------------------------
                                            Charles P. Richardson
                                            Executive Vice President and
                                            Chief Financial Officer



Dated May 13, 1996