Form 10-Q
period 1996-06-30
GREENPOINT FINANCIAL CORP
filed 1996-08-13
CIK 911935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q

          [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                ----------------

                              For the Quarter Ended
                                  June 30, 1996

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                     0-22516
                 Securities and Exchange Commission File Number


                           GreenPoint Financial Corp.
             (Exact name of registrant as specified in its charter)


           Delaware                                    06-1379001
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)



   90 Park Avenue, New York, New York                                   10016
(Address of principal executive offices)                              (Zip Code)


        (212) 834-1711                   41-60 Main Street, Flushing, New York
(Registrant's telephone number,         (Former name, former address and former
     including area code)              fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X|   Yes                                                      | |    No

As of August 13, 1996 there were 49,892,000 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                    FORM 10-Q

                              For the Quarter Ended
                                  June 30, 1996

                                      INDEX

PART I - FINANCIAL INFORMATION                                                            Page

Item 1 - Financial Statements

   Consolidated Statements of Financial Condition (unaudited) as of June 30, 1996
   and December 31, 1995                                                                     3

   Consolidated Statements of Income (unaudited) for the quarters and six month
   periods ended June 30, 1996 and 1995                                                      4

   Consolidated Statement of Changes in Stockholders' Equity (unaudited)
   for the six month periods ended June 30, 1996 and 1995                                    5

   Consolidated Statements of Cash Flows (unaudited) for the six month periods
   ended June 30, 1996 and 1995                                                              6

   Notes to the Unaudited Consolidated Financial Statements                                  7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          10


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                  21

Item 4 - Submission of Matters to a Vote of Security Holders                                21

Item 6 - Exhibits and Reports on Form 8-K                                                   22

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                                  June 30,            December 31,
                                                                                    1996                 1995
                                                                                ------------         ------------
     ASSETS                                                                    (In thousands, except share amounts)

Cash and due from banks                                                         $    108,416         $    153,679
Money market investments                                                           1,234,400            1,550,700
Loans receivable held for sale                                                        21,710              175,052
Securities available for sale                                                      5,442,891            5,896,505
Securities held to maturity (estimated fair value of $3,699
  and $4,361 respectively)                                                             3,697                4,307
Loans receivable held for investment:
    Mortgage loans                                                                 6,433,127            5,992,776
    Other loans                                                                       25,650               29,669
    Deferred loan fees and unearned discount                                         (54,921)             (58,297)
    Allowance for possible loan losses                                              (105,000)            (105,500)
                                                                                ------------         ------------
        Loans receivable held for investment, net                                  6,298,856            5,858,648
                                                                                ------------         ------------

Accrued interest receivable, net                                                      79,325               72,944
Banking premises and equipment, net                                                  119,761              113,673
Deferred income taxes, net                                                           116,597               70,134
Other real estate owned, net                                                          30,583               29,245
Excess of cost over fair value of net assets acquired, net                           646,943              670,201
Other assets                                                                          47,415               75,375
                                                                                ------------         ------------
        Total assets                                                            $ 14,150,594         $ 14,670,463
                                                                                ============         ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    N.O.W. and checking                                                         $    491,060         $    501,842
    Savings and club                                                               1,994,751            2,034,669
    Variable rate savings                                                          1,959,895            1,995,292
    Money market                                                                     591,048              635,696
    Term certificates of deposit                                                   7,120,688            7,730,824
                                                                                ------------         ------------
        Total deposits                                                            12,157,442           12,898,323
                                                                                ------------         ------------
Mortgagors' escrow                                                                    67,483               58,935
Securities sold under agreements to repurchase                                       284,850                ---
Accrued interest payable                                                               9,872                2,353
Accrued income taxes payable                                                          20,941                7,618
Other liabilities                                                                    143,752              151,917
                                                                                ------------         ------------
         Total liabilities                                                        12,684,340           13,119,146
                                                                                ------------         ------------
Commitments and Contingencies
Stockholders' equity:
     Preferred stock ($0.01 par value; 50,000,000 shares authorized;
        none issued)                                                                   ---                  ---
     Common stock ($0.01 par value; 220,000,000 shares authorized;
        55,115,582 and 54,965,582 shares issued, respectively)                           551                  550
    Additional paid-in capital                                                       807,719              801,382
    Unallocated Employee Stock Ownership Plan (ESOP) shares                         (120,370)            (123,987)
    Unearned stock plans shares                                                      (10,851)              (9,838)
    Retained earnings                                                                987,625              942,137
    Net unrealized (loss) gain on securities available for sale, net                 (52,435)              14,862
    Treasury stock, at cost (5,191,517 and 2,748,200 shares, respectively)          (145,985)             (73,789)
                                                                                ------------         ------------
         Total stockholders' equity                                                1,466,254            1,551,317
                                                                                ------------         ------------
         Total liabilities and stockholders' equity                             $ 14,150,594         $ 14,670,463
                                                                                ============         ============

 (See the accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                    Quarter Ended             Six Months Ended
                                                                                       June 30,                    June 30,
                                                                                -----------------------     ------------------------
                                                                                   1996         1995          1996           1995
                                                                                ---------     ---------     ---------     ---------
                                                                                       (In thousands, except per share amounts)
Interest income:
     Mortgages                                                                  $ 144,566     $ 130,067     $ 285,915     $ 259,481
     Money market investments                                                      21,356         8,040        44,746        12,103
     Securities                                                                    79,872         7,032       165,583        15,983
     Other loans                                                                      684           416         1,341           797
                                                                                ---------     ---------     ---------     ---------
        Total interest income                                                     246,478       145,555       497,585       288,364
                                                                                ---------     ---------     ---------     ---------

Interest expense:
     Deposits                                                                     133,096        63,781       276,175       122,029
     Short-term and other borrowing                                                 1,153         ---           1,604         ---
                                                                                ---------     ---------     ---------     ---------
        Total interest expense                                                    134,249        63,781       277,779       122,029
                                                                                ---------     ---------     ---------     ---------

Net interest income                                                               112,229        81,774       219,806       166,335
Provision for possible loan losses                                                 (3,701)       (2,692)       (7,347)       (8,175)
                                                                                ---------     ---------     ---------     ---------
Net interest income after provision for possible loan losses                      108,528        79,082       212,459       158,160
                                                                                ---------     ---------     ---------     ---------

Non-interest income:
     Income from fees and commissions:
     Mortgage loan operations fee income                                            2,979         2,862         7,542         5,648
     Mortgage servicing fees                                                        2,122         2,586         4,382         5,254
     Banking services fees and commissions                                          3,998           778         8,059         1,481
     Securities lending fees                                                          805            90         1,117           201
     Other income                                                                   1,832         1,071         1,849         1,676
     Net gain (loss) on securities                                                     81            35           354          (610)
     Net gain on sales of loans                                                     2,761            12         2,780            52
     Gain on sale of branches                                                       8,876         ---           8,876         ---
                                                                                ---------     ---------     ---------     ---------
          Total non-interest income                                                23,454         7,434        34,959        13,702
                                                                                ---------     ---------     ---------     ---------

Non-interest expense:
General and administrative expenses:
     Salaries and benefits                                                         20,516        13,681        43,077        28,014
     Employee Stock Ownership and stock plans expense                               4,699         3,665         8,942         7,289
     Net expense of premises and equipment                                         11,890         3,628        23,588         7,331
     Advertising                                                                    2,208         1,141         4,199         2,282
     Federal deposit insurance premiums                                             1,725         3,084         3,435         6,168
     Charitable and educational foundation                                          1,419           575         2,412         1,150
     Other administrative expenses                                                 12,997         7,124        26,070        13,348
                                                                                ---------     ---------     ---------     ---------
          Total general and administrative expenses                                55,454        32,898       111,723        65,582
                                                                                ---------     ---------     ---------     ---------

Other real estate owned operating expense (income), net                               165        (1,193)           50        (1,595)
Amortization of excess of cost over fair value of net assets acquired              11,630            46        23,258            93
                                                                                ---------     ---------     ---------     ---------
         Total non-interest expense                                                67,249        31,751       135,031        64,080
                                                                                ---------     ---------     ---------     ---------

Income before income taxes                                                         64,733        54,765       112,387       107,782
Income taxes                                                                      (27,578)      (25,417)      (47,880)      (49,927)
                                                                                ---------     ---------     ---------     ---------
Net income                                                                      $  37,155     $  29,348     $  64,507     $  57,855
                                                                                =========     =========     =========     =========

Earnings per share                                                              $    0.83     $    0.62     $    1.43     $    1.23
                                                                                =========     =========     =========     =========

Net income (excluding branch sale, net of tax)                                  $  32,060                   $  59,412
                                                                                =========                   =========
Earnings per share (excluding branch sale, net of tax)                          $    0.72                   $    1.32
                                                                                =========                   =========

(See the accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                   --------------------------
                                                                      1996           1995
                                                                   -----------    -----------
Common Stock
Balance at beginning of period                                     $       550    $       549
Issuance of common stock to stock plans                                      1           --
                                                                   -----------    -----------
Balance at end of period                                                   551            549
                                                                   -----------    -----------

Additional paid-in capital
Balance at beginning of period                                         801,382        794,615
Issuance of common stock to stock plans                                  3,693          ---
Amortization of ESOP shares committed to be released                     2,387          1,352
Amortization of stock plans shares during the period                       257             76
Exercise of stock options                                                ---              598
Adjustment to initial public offering issuance costs                     ---            1,226
                                                                   -----------    -----------
Balance at end of period                                               807,719        797,867
                                                                   -----------    -----------

Unallocated ESOP shares
Balance at beginning of period                                        (123,987)      (131,039)
Amortization of ESOP shares committed to be released                     3,617          3,526
                                                                   -----------    -----------
Balance at end of period                                              (120,370)      (127,513)
                                                                   -----------    -----------

Unearned stock plans shares
Balance at beginning of period                                          (9,838)       (14,307)
Issuance of common stock to stock plans                                 (3,694)         ---
Amortization of stock plans shares during the period                     2,681          2,335
                                                                   -----------    -----------
Balance at end of period                                               (10,851)       (11,972)
                                                                   -----------    -----------

Retained earnings
Balance at beginning of period                                         942,137        871,374
Net income for the period                                               64,507         57,855
Dividends declared                                                     (17,619)       (18,617)
Exercise of stock options from treasury stock                           (1,400)         ---
                                                                   -----------    -----------
Balance at end of period                                               987,625        910,612
                                                                   -----------    -----------

Net unrealized gain (loss) on securities available for sale, net
Balance at beginning of period                                          14,862          ---
Net unrealized loss on securities available for sale                   (67,297)         ---
                                                                   -----------    -----------
Balance at end of period                                               (52,435)         ---
                                                                   -----------    -----------

Treasury stock, at cost
Balance at beginning of period                                         (73,789)         ---
Exercise of stock options from treasury stock                            3,264          ---
Purchase of treasury stock                                             (75,460)       (10,029)
                                                                   -----------    -----------
Balance at end of period                                              (145,985)       (10,029)
                                                                   -----------    -----------

Total stockholders' equity                                         $ 1,466,254    $ 1,559,514
                                                                   ===========    ===========

(See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the
                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    --------------------------
                                                                                        1996          1995
                                                                                    -----------    -----------
                                                                                           (In thousands)
Cash flows from operating activities:
Net income                                                                          $    64,507    $    57,855
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses                                                    7,347          8,175
    Provision for potential declines in value of other real estate                          923            126
    Depreciation and amortization of premises and equipment                               8,570          3,535
    Accretion of discount, net of amortization of premium                               (42,653)        (3,999)
    ESOP and stock plans expense                                                          8,942          7,289
    Net change in loans held for sale                                                   153,342           (205)
    Net (gain) loss on securities                                                          (354)           610
    Net gain on sales of loans                                                           (2,780)           (52)
    Net gain on sales of other real estate owned                                         (3,243)        (5,816)
    Foreclosure expenses on other real estate                                              (879)        (1,134)
    Amortization of excess of cost over fair value of net assets acquired                23,258             93
    Decrease in other assets                                                             30,471          9,837
    Increase (decrease) in other liabilities                                             12,667        (55,325)
    Other, net                                                                            4,855         (1,460)
                                                                                    -----------    -----------
          Net cash provided by operating activities                                     264,973         19,529
                                                                                    -----------    -----------

Cash flows from investing activities:
    Mortgage loan originations, net of principal repayments                            (373,467)        (6,898)
    Proceeds from sales of other real estate owned                                        7,595         15,929
    Repurchases of loans sold with recourse                                              (1,935)        (8,923)
    Other loan originations, net of principal repayments                                  4,019         (2,872)
    Purchases of securities available for sale                                       (4,365,166)         ---
    Purchase of securities held to maturity                                               ---             (526)
    Proceeds from maturities of securities available for sale                         3,188,263          ---
    Proceeds from maturities of securities held to maturity                               ---          386,491
    Sales of securities available for sale                                            1,185,042          ---
    Principal repayments on securities available for sale                               129,397          1,991
    Purchases of premises and equipment                                                 (14,658)        (4,328)
    Net cash received on branch dispositions                                              8,876          ---
                                                                                    -----------    -----------
         Net cash (used in) provided by investing activities                           (232,034)       380,864
                                                                                    -----------    -----------

Cash flows from financing activities:
    Net (withdrawals from) deposits to depositors' accounts                            (596,685)         9,547
    Securities sold under agreements to repurchase                                      284,850          ---
    Payments for cash dividends                                                         (17,619)       (18,617)
    Net increase in mortgagors' escrow                                                    8,548          7,162
    Exercise of stock options                                                             1,864            598
    Purchase of treasury stock                                                          (75,460)       (10,029)
                                                                                    -----------    -----------
         Net cash used in financing activities                                         (394,502)       (11,339)
                                                                                    -----------    -----------
    Net (decrease) increase in cash and cash equivalents                               (361,563)       389,054
    Cash and cash equivalents at beginning of period                                  1,704,379        293,270
                                                                                    -----------    -----------
    Cash and cash equivalents at end of period                                      $ 1,342,816    $   682,324
                                                                                    ===========    ===========

Supplemental disclosure of cash flow information
    Cash paid for income taxes                                                      $    16,255    $     9,610
                                                                                    ===========    ===========

Non-cash investing and financing activities:
         Additions to other real estate owned, net                                  $     1,338    $    10,821
                                                                                    ===========    ===========
         Loans to facilitate sales of other real estate                             $     8,552    $    18,044
                                                                                    ===========    ===========
         Interest credited on deposits                                              $   283,694    $   124,635
                                                                                    ===========    ===========

  (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The unaudited consolidated financial statements of GreenPoint Financial Corp. and Subsidiaries ("GreenPoint" or the "Company") are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's interim financial condition as of the dates indicated and the results of operations for the periods presented have been included. The results of operations for the interim periods shown are not necessarily indicative of results that may be expected for the entire year.

The unaudited consolidated interim financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders for the period ended December 31, 1995.

2.  Stock Incentive Plan

During the six months ended June 30, 1996, GreenPoint granted 375,000 shares of the Company's common stock to certain executive officers pursuant to plans approved by the Company's shareholders in 1994. These shares vest ratably over five years on the anniversary dates of the awards. The market price at the grant date was $24.63.

For the six month period ended June 30, 1996, the Company granted options of 130,000 shares of the Company's common stock to certain officers, at an average exercise price of $28.85. These awards vest ratably over five years on the anniversary dates of the awards.

3.  Common Stock Repurchase Program

During July, the Company completed the previously announced 5% stock repurchase program, repurchasing approximately 2.6 million shares. The Company's Board, after receipt of regulatory approval, has authorized a new repurchase program of up to 5%, or 2.5 million, of its outstanding shares. The repurchase will be at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  Securities Available for Sale and Held to Maturity

     Securities held at June 30, 1996 are summarized as follows:


                                                                                       Gross             Gross
                                                                    Amortized        Unrealized        Unrealized
                                                                       Cost            Gains             Losses          Fair Value
                                                                   -----------       -----------       -----------       -----------
                                                                                             (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency
Obligations:
U.S. Treasury notes/bills                                          $2,615,826       $      --          $  (26,812)        $2,589,014
Agency discount notes                                                 113,538                30             ---              113,568
Mortgage-backed securities                                          2,322,888                57           (64,712)         2,258,233
Trust certificates collateralized by GNMA
    securities                                                        421,766             ---              (3,285)           418,481
Other                                                                  64,039             ---                (444)            63,595
                                                                   ----------        ----------        ----------         ----------
        Total securities available for sale                        $5,538,057        $       87        $  (95,253)        $5,442,891
                                                                   ==========        ==========        ==========         ==========

 Securities Held to Maturity
 Tax exempt municipals                                             $      660        $        2       $     ---           $      662
 Other                                                                  3,037             ---               ---                3,037
                                                                   ----------        ----------        ----------         ----------
        Total securities held to maturity                          $    3,697        $        2       $     ---           $    3,699
                                                                   ==========        ==========        ==========         ==========

     Securities held at December 31, 1995 are summarized as follows:



                                                                                         Gross            Gross
                                                                       Amortized       Unrealized       Unrealized
                                                                         Cost            Gains            Losses          Fair Value
                                                                      ----------       ----------       ----------        ----------
                                                                                              (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency
Obligations:
U.S. Treasury notes/bills                                             $1,352,276       $    4,004       $    ---          $1,356,280
Agency discount notes                                                  2,417,009               55              (88)        2,416,976
Mortgage-backed securities                                             1,668,847           24,979            ---           1,693,826
Trust certificates collateralized by GNMA
    securities                                                           430,340              285           (1,753)          428,872
Other                                                                        550                1            ---                 551
                                                                      ----------       ----------       ----------        ----------
        Total securities available for sale                           $5,869,022       $   29,324       $   (1,841)       $5,896,505
                                                                      ==========       ==========       ==========        ==========

Securities Held to Maturity
Tax exempt municipals                                                 $      675       $       54       $    ---          $      729
Other                                                                      3,632            ---              ---               3,632
                                                                      ----------       ----------       ----------        ----------
        Total securities held to maturity                             $    4,307       $       54       $    ---          $    4,361
                                                                      ==========       ==========       ==========        ==========


Estimated fair values for securities are based on published market or securities dealers' estimated prices.

During the quarter ended June 30, 1996, the Company sold available-for-sale securities aggregating $786.9 million, resulting in gross realized gains of $0.1 million and no realized losses.

The average maturities of the securities available for sale and held to maturity at June 30, 1996 are approximately 9.2 years and 13.6 years, respectively. Mortgage-backed securities, almost all of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments which shorten the average life to an estimated 6.5 years. The estimated average life for all securities held for sale is approximately 4.0 years.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.  Restructuring Reserve

In December 1995, the Company recorded a pre-tax restructuring charge of $8.0 million that reflects actions taken during the fourth quarter of 1995 and taken and to be taken during 1996 to improve operating efficiency. The charge included employee severance benefits, costs associated with planned branch consolidations and fixed asset writedowns. At June 30, 1996 the reserve balance associated with this charge was approximately $5.9 million of which $0.6 million related to severance and $5.3 million related to the disposition of certain facilities, premises and equipment and termination of leases.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



                                                                                          Quarter Ended
                                                                 -------------------------------------------------------------------
                                                                    Jun. 30,         Mar. 31,          Dec. 31,        Sept. 30,
                                                                      1996             1996             1995             1995
                                                                 --------------   --------------   --------------   -------------
Performance Ratios (Annualized):
     Return on average assets                                          0.90%(1)         0.75%            0.52%           1.59%
     Return on average equity                                          8.64 (1)         7.04             5.00            7.74
     Return on average tangible equity (2)                            14.62 (1)        12.42             8.95            8.08
     Net interest spread during period                                 3.20             2.87             2.68            3.59
     Net interest margin                                               3.45             3.16             2.96            4.53
     General and administrative expense to average
       assets                                                          1.56             1.53             1.64            1.77
Efficiency ratio (3)                                                  43.7  (4)        47.3             53.4            36.5
Average interest-earning assets to average interest-
   bearing liabilities                                                 1.06x            1.07x            1.07x           1.24x

Capital Ratios:
Company:
     Period-end stockholders' equity to ending total assets           10.36%           10.58%           10.57%          10.48%
     Period-end stockholders' equity less intangible assets
       to tangible assets                                              6.07             6.31             6.29            6.21
Bank Regulatory Capital Ratios:
     Leverage capital (5)                                              6.31             6.33             6.11           12.30
     Risk-based capital ratios (5):
          Tier 1                                                      16.35            16.73            16.05           15.40
          Total capital                                               17.60            17.98            17.30           16.65

Per Share Data:
   Earnings (excluding branch sale)*                                 $ 0.72           $ 0.60           $ 0.42          $ 0.64
   Book value**                                                      $33.65           $33.35           $34.25          $33.28
   Tangible book value**                                             $18.80           $18.99           $19.44          $18.82

*    Average shares used in calculation                          44,664,000       45,653,000       46,171,000      47,428,000
**  Period-end shares used in calculation                        43,573,000       45,898,000       45,298,000      47,445,000
     Total shares issued and outstanding                         49,924,000       52,457,000       52,217,000      54,337,000

Asset Quality Ratios:
     Non-performing loans to total loans                               5.77%            6.25%            6.49%           6.50%
     Non-performing assets to total assets                             2.86             2.94             2.94            2.84

Allowance for possible loans losses to:
     Non-performing loans                                             28.07            26.49            26.24           26.62
     Loans held for investment                                         1.63             1.73             1.75            1.78

                                                                     Quarter
                                                                      Ended                 Six Months Ended
                                                                 ---------------    --------------    --------------
                                                                     Jun. 30,          Jun. 30,          Jun. 30,
                                                                       1995              1996              1995
                                                                  --------------    --------------    --------------
Performance Ratios (Annualized):
     Return on average assets                                          1.69%            0.82%(1)           1.67%
     Return on average equity                                          7.61             7.82 (1)           7.55
     Return on average tangible equity (2)                             7.62            13.52 (1)           7.55
     Net interest spread during period                                 3.80             3.07               3.94
     Net interest margin                                               4.84             3.33               4.94
     General and administrative expense to average
       assets                                                          1.89             1.55               1.89
Efficiency ratio (3)                                                  36.9             45.4  (4)          36.4
Average interest-earning assets to average interest-
   bearing liabilities                                                 1.27x            1.06x              1.27x

Capital Ratios:
Company:
     Period-end stockholders' equity to ending total assets           22.42%
     Period-end stockholders' equity less intangible assets
       to tangible assets                                             22.42
Bank Regulatory Capital Ratios:
     Leverage capital (5)                                             16.89
     Risk-based capital ratios (5):
          Tier 1                                                      29.59
          Total capital                                               30.84

Per Share Data:
   Earnings (excluding branch sale)*                                 $ 0.62
   Book value**                                                      $33.09
   Tangible book value**                                             $33.08

*    Average shares used in calculation                          47,087,000
**  Period-end shares used in calculation                        47,135,000
     Total shares issued and outstanding                         54,514,000

Asset Quality Ratios:
     Non-performing loans to total loans                               6.87%
     Non-performing assets to total assets                             6.21

Allowance for possible loans losses to:
     Non-performing loans                                             26.50
     Loans held for investment                                         1.82

(1)  Excludes $5.1 million after tax gain on branch sale.

(2) Average tangible equity has been calculated in accordance with regulatory guidelines.

(3) The efficiency ratio is calculated by dividing the Company's total general and administrative expenses by the sum of net interest income and non-interest income.

(4)  Excludes $8.9 million pre-tax gain on branch sale.

(5) These ratios are calculated using regulatory guidelines which exclude the impact on stockholders' equity resulting from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

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

2. Operating Results

Second quarter's results include the following:

o GreenPoint Mortgage Corp. (GPMC) opened regional mortgage production offices in Philadelphia and Chicago.

o Based on a careful evaluation of the attractive value of GPMC's No Doc loan production, the Company has decided to retain such loans instead of selling them to third parties. This will accelerate the Company's loan portfolio growth in future periods.

o The decision to portfolio GPMC's No Doc loans resulted in an increase in the deferrals of loan origination fees and expenses relating to GPMC's loan originations during the second quarter, as required under Financial Accounting Standard No. 91 (FAS 91).

o Asset quality improved as non-performing loans and non-performing assets declined. The ratio of non-performing loans to total loans fell to the lowest level in more than seven years.

o Principally as a result of the 1995 acquisition of 60 branch offices, the Company was able to lower its average funding costs in the second quarter by 47 basis points.

Net income for the quarter ended June 30, 1996 was $37.2 million, or $0.83 per share, a 26.6% increase over the $29.3 million, or $0.62 per share, for the comparable 1995 period. The quarter's results include an after-tax gain of $5.1 million on the sale of the Company's two banking offices in Rockland County, New York. Excluding the branch sale gain, the quarter's results were $32.1 million, or $0.72 per share, a 9.2% increase over the comparable 1995 period. Net income in the first six months of 1996 was $64.5 million, or $1.43 per share, compared to $57.9 million for the 1995 period.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Interest Rate Sensitivity

The Bank's cumulative one-year rate sensitivity gap was negative 1.8% of total assets at June 30, 1996, compared to positive 6.4% at December 31, 1995. The change reflects continued progress in investing the deposits associated with the HSA acquisition.

Net Interest Income

Net interest income increased by $30.5 million, or 37.2%, in the second quarter of 1996, and $53.5 million, or 32.1%, in the first six months of 1996, versus the comparable periods in 1995. The increases reflect higher interest income of $100.9 million in the second quarter of 1996, and $209.2 million in the first six months of 1996, which was partially offset by increases of $70.5 million and $155.8 million, respectively, in interest expense. The rise in net interest income reflects increases in average interest earning assets of $6.40 billion in the second quarter of 1996 versus the second quarter of 1995, and $6.68 billion in the first six months of 1996, versus the comparable period in 1995, primarily from the investment of the funds received in the HSA branch acquisition. The rise in interest income was partially offset by a $7.08 billion related increase in average interest bearing liabilities for the second quarter of 1996, and by $7.30 billion in the first six months of 1996, compared to the same periods in 1995.

Interest income increased by $100.9 million, or 69.3%, to $246.5 million in the second quarter of 1996, and $209.2 million, or 72.6%, to $497.6 million in the first six months of 1996, from $145.6 million and $288.4 million, respectively for the 1995 periods. The primary reason for the increases was the deployment of funds received in the HSA branch acquisition into money market investments and securities.

Interest income on securities rose by $72.9 million to $79.9 million for the quarter ended June 30, 1996, and $149.6 million to $165.6 million in the first six months of 1996, from $7.0 million and $16.0 million, respectively, for the comparable periods of 1995. The increases are primarily the result of two factors: the investment of the majority of the funds received in the HSA branch acquisition into various types of securities which increased the average balance by $4.79 billion in the second quarter of 1996, and $4.91 billion in the first six months of 1996, versus the same periods in 1995. A greater investment in higher yielding securities resulted in a 38 basis point increase in the average yield for the current quarter, and a 50 basis point increase in the first six months of 1996, compared to 1995.

Interest income on money market investments increased by $13.3 million to $21.3 million in the second quarter of 1996, and $32.6 million to $44.7 million in the first six months of 1996, from $8.0 million and $12.1 million, respectively, for the comparable 1995 periods. The increase is primarily due to the investment of funds received in the HSA branch acquisition that resulted in higher average balances of $1.07 billion in the second quarter of 1996, and $1.26 billion in the first six months of 1996, versus the comparable periods in 1995. The increase was partially offset by lower short-term interest rates, that resulted in a 73 basis point decrease in the average yield for the current quarter, and a 63 basis point decrease in the first six months of 1996, versus the comparable periods in 1995.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Interest income on mortgages increased by $14.5 million to $144.6 million in the second quarter of 1996, and $26.4 million to $285.9 million in the first six months of 1996, from $130.1 million and $259.5 million, respectively, for the comparable 1995 periods. The increase reflects higher average balances of $531.4 million, or 9.3%, in the second quarter of 1996, and $492.9 million, or 8.6%, in the first six months of 1996, principally as a result of retained no-doc loan origination volume generated by GPMC. The higher volume in loan originations during the first six months of 1996 outpaced scheduled amortizations and prepayments. The improvement in interest income also reflects a 16 basis point increase in the average yield in the second quarter of 1996, and a 13 basis point increase in the first six months of 1996, due to a lower percentage of non-performing loans and a higher yield on the Company's adjustable rate mortgages in the second quarter of 1996 versus the second quarter of 1995.

Interest expense increased by $70.4 million to $134.2 million, in the second quarter of 1996, and $155.8 million to $277.8 million in the first six months of 1996, from $63.8 million and $122.0 million, respectively, for the comparable 1995 periods. The higher interest expense is primarily the result of the inclusion of the deposits assumed in the HSA branch acquisition in the quarterly and six month ended average balances.

Interest expense on time deposits increased by $47.5 million to $96.0 million in the second quarter of 1996, and $111.1 million to $201.1 million in the first six months of 1996, from $48.5 million and $90.0 million, respectively, for the comparable 1995 periods. The rise in interest expense reflects an increase in the average balances of $4.01 billion in the second quarter of 1996, and $4.30 billion in the first six months of 1996, resulting from the HSA branch acquisitions.

Interest expense on savings accounts increased by $9.6 million to $13.9 million in the second quarter of 1996, and $19.1 million to $27.9 million in the first six months of 1996, from $4.3 million and $8.8 million, respectively, for the comparable 1995 periods. The rise in interest expense reflects an increase in the average balances of $1.45 billion in the second quarter of 1996, and $1.44 billion in the first six months of 1996, which was partially offset by a 33 basis point decrease in the average cost during the quarter and a 35 basis point decrease in the first six months of 1996, as a result of the inclusion of deposits acquired in the HSA branch acquisition.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended June 30, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees which are considered adjustments to yields.


                                                                                           Quarter Ended
                                                            ------------------------------------------------------------------------
                                                                         June 30, 1996                      June 30, 1995
                                                            ----------------------------------    ----------------------------------
                                                              Average                  Average     Average                   Average
                                                              Balance       Interest    Yield/     Balance         Interest   Yield/
                                                                                         Cost                                  Cost
                                                            -----------    ----------    -----    ----------       --------    -----
                                                                                        (Dollars in thousands)
   Assets:
Interest-earning assets:
     Mortgage loans (1)                                     $ 6,240,179      $144,566    9.27%    $5,708,747       $130,067    9.11%
     Other loans (1)                                             32,192           684    8.50         22,078            416    7.54
     Money market investments (2)                             1,604,158        21,356    5.35        530,022          8,040    6.08
     Securities                                               5,269,745        81,399    6.21        483,894          7,032    5.83
                                                            -----------    ----------             ----------       --------
     Total interest-earning assets                           13,146,274       248,005    7.56      6,744,741        145,555    8.63
                                                                           ----------                              --------
Non-interest earning assets (3)                               1,049,272                              207,062
                                                            -----------                           ----------
     Total assets                                           $14,195,546                           $6,951,803
                                                            ===========                           ==========

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
     Savings                                                 $2,001,434        13,866    2.79%      $553,228          4,302    3.12%
     NOW                                                        334,452         1,522    1.83        108,685            572    2.11
     Money market and variable
          rate savings                                        2,576,936        21,464    3.35      1,267,384         10,110    3.20
     Term certificates of deposit                             7,288,174        96,003    5.30      3,280,768         48,468    5.93
     Mortgagors' escrow                                          81,111           241    1.20         82,552            329    1.60
     Repurchase agreements                                       89,244         1,153    5.20            ---            ---     ---
                                                            -----------    ----------             ----------       --------
          Total interest-bearing liabilities                 12,371,351       134,249    4.36      5,292,617         63,781    4.83
                                                                           ----------                              --------
Other liabilities (4)                                           339,959                              117,355
                                                            -----------                           ----------
     Total liabilities                                       12,711,310                            5,409,972

Stockholders' equity                                          1,484,236                            1,541,831
                                                            -----------                           ----------
     Total liabilities & stockholders' equity               $14,195,546                           $6,951,803
                                                            ===========                           ==========
Net interest income/interest rate spread (5)                                 $113,756    3.20%                     $ 81,774    3.80%
                                                                           ==========    ====                      ========
Net interest-earning assets/net interest margin (6)         $   774,923                  3.45%    $1,452,124                   4.84%
                                                            ===========                  ====     ==========                   ====
Ratio of interest-earning assets to interest-bearing
  liabilities                                                                            1.06x                                 1.27x
                                                                                         ====                                  ====

- ----------
(1) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.

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

(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income on a tax equivalent basis before the provision for possible loan losses divided by average interest-earning assets.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the six months ended June 30, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees which are considered adjustments to yields.


                                                                                     Six Months Ended
                                                           ------------------------------------------------------------------------
                                                                        June 30, 1996                      June 30, 1995
                                                           ----------------------------------   ----------------------------------
                                                             Average                  Average     Average                  Average
                                                             Balance      Interest     Yield/     Balance       Interest    Yield/
                                                                                        Cost                                 Cost
                                                           -----------   -----------    -----   -----------    -----------   -----
                                                                                      (Dollars in thousands)
Assets:
Interest-earning assets:
     Mortgage loans (1)                                    $ 6,199,401   $   285,915    9.22%   $ 5,706,501    $   259,481   9.09%
     Other loans (1)                                            33,942         1,341    7.90         21,665            797   7.36
     Money market investments (2)                            1,664,304        44,746    5.41        404,080         12,103   6.04
     Securities                                              5,482,540       168,041    6.16        568,772         15,983   5.66
                                                           -----------   -----------            -----------    -----------
          Total interest-earning assets                     13,380,187       500,043    7.49      6,701,018        288,364   8.61
                                                                         -----------                           -----------
Non-interest earning assets (3)                              1,051,508                              222,463
                                                           -----------                          -----------
          Total assets                                     $14,431,695                          $ 6,923,481
                                                           ===========                          ===========

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
     Savings                                               $ 2,008,635        27,852    2.79%   $   563,961          8,769   3.14%
     NOW                                                       336,177         3,070    1.84        107,950          1,129   2.11
     Money market and variable
       rate savings                                          2,601,140        43,691    3.38      1,356,778         21,482   3.19
     Term certificates of deposit                            7,462,874       201,058    5.42      3,166,512         90,006   5.73
     Mortgagors' escrow                                         78,984           504    1.28         78,909            643   1.64
     Repurchase agreements                                      87,270         1,604    3.70           --             --     --
                                                           -----------   -----------            -----------    -----------
          Total interest-bearing liabilities                12,575,080       277,779    4.42      5,274,110        122,029   4.67
                                                                         -----------                           -----------
Other liabilities (4)                                          337,395                              116,580
                                                           -----------                          -----------
          Total liabilities                                 12,912,475                            5,390,690

Stockholders' Equity                                         1,519,220                            1,532,791
                                                           -----------                          -----------
          Total liabilities & stockholders' equity         $14,431,695                          $ 6,923,481
                                                           ===========                          ===========
Net interest income/interest rate spread (5)                             $   222,264    3.07%                  $   166,335   3.94%
                                                                         ===========    ====                   ===========   ====
Net interest-earning assets/net interest margin (6)        $   805,107                  3.33%   $ 1,426,908                  4.94%
                                                           ===========                  ====    ===========                  ====

Ratio of interest-earning assets to interest-bearing
  liabilities                                                     1.06x                               1.27x
                                                                  ====                                ====

- ----------
(1) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.

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

(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income on a tax equivalent basis before the provision for possible loan losses divided by average interest-earning assets.

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


                                                              Quarter Ended June 30, 1996           Six Months Ended June 30, 1996
                                                                      Compared to                             Compared to
                                                              Quarter Ended June 30, 1995           Six Months Ended June 30, 1995
                                                                  Increase/(Decrease)                     Increase/(Decrease)
                                                           ----------------------------------     ----------------------------------
                                                                  Due to                                 Due to
                                                           ---------------------                  ----------------------
                                                           Average       Average       Net        Average     Average        Net
                                                            Volume        Rate        Change       Volume       Rate        Change
                                                           --------     --------     --------     --------    --------     --------
                                                                     (In thousands)                         (In thousands)

Interest-earning assets:
     Mortgage loans (1)                                     $12,281     $  2,218     $ 14,499     $ 22,687    $  3,747     $ 26,434
     Other loans (1)                                            210           58          268          481          63          544
     Money market investments (2)                            14,414       (1,098)      13,316       34,005      (1,362)      32,643
     Securities                                              74,544         (177)      74,367      151,925         133      152,058
                                                           --------     --------     --------     --------    --------     --------
          Total interest-earning assets                     101,449        1,001      102,450      209,098       2,581      211,679
                                                           --------     --------     --------     --------    --------     --------

Interest-bearing liabilities:
     Savings                                                 10,082         (518)       9,564       20,131      (1,048)      19,083
     NOW                                                      1,037          (87)         950        2,101        (160)       1,941
     Money market and variable rate savings                  10,889          465       11,354       20,826       1,383       22,209
     Term certificates of deposit                            53,310       (5,775)      47,535      115,985      (4,933)     111,052
     Mortgagors' escrow                                          (6)         (82)         (88)           1        (140)        (139)
     Repurchase agreements                                    1,153         --          1,153        1,604        --          1,604
                                                           --------     --------     --------     --------    --------     --------
          Total interest-bearing liabilities                 76,465       (5,997)      70,468      160,648      (4,898)     155,750
                                                           --------     --------     --------     --------    --------     --------
Net change in net interest income                          $ 24,984     $  6,998     $ 31,982     $ 48,450    $  7,479     $ 55,929
                                                           ========     ========     ========     ========    ========     ========


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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Provision for Possible Loan Losses

The provision for possible loan losses increased by $1.0 million, or 37.5%, to $3.7 million in the second quarter of 1996, from $2.7 million, in the same period in 1995. For the first six months of 1996, the provision for possible loan losses decreased by $0.8 million, or 10.1%, to $7.3 million as compared to $8.1 million during the same period in 1995. The provision is the result of management's assessment of the loan portfolio in view of the state of the regional and national economies, trends in the real estate market of the Company's primary lending areas and trends in the level of the Company's non-performing loans and assets.

Non-Interest Income

Non-interest income increased by $16.0 million in the second quarter of 1996 and $21.3 million in the first six months of 1996, as compared to the same periods in 1995. Banking services fees and commissions increased by $3.2 million in the second quarter of 1996, and $6.6 million in the first six months of 1996, versus comparable periods in 1995. This increase is primarily due to additional fee income generated from the operations of GPMC and the 60 former HSA branches. Net gain on the sale of loans rose by $2.8 million in the second quarter of 1996, as compared to the same period in 1995, primarily as the result of loan sales generated from GPMC operations. Mortgage loan operations fee income increased by $0.1 million in the second quarter of 1996, and $1.9 million in the first six months of 1996, as compared to the same periods in 1995. The increase in mortgage loan operations fee income reflects a rise in loan originations which was partially offset by the increase of $1.6 million in the second quarter of 1996, for loan origination fee and expense deferrals required under FAS 91. The quarter's results included a pre-tax gain of $8.9 million on the sale of the Company's two banking offices in Rockland County, New York.

Non-Interest Expense

Non-interest expense increased by $35.5 million to $67.2 million in the second quarter of 1996, and $71.0 million to $135.0 million, in the first six months of 1996, as compared to the same periods in 1995. The 1995 BAM and HSA acquisitions resulted in increases to operating expenses for the first six months of 1996. Amortization of goodwill increased by $11.6 million in the second quarter of 1996, and $23.2 million in the first six months of 1996, as compared to the same periods in 1995. Salaries and benefits increased by $6.9 million in the second quarter of 1996, and $15.1 million, in the first six months of 1996, as compared to the same periods in 1995, which was partially offset by a $1.7 million reduction due to deferrals required by FAS 91. For the 1996 periods net expense of premises and equipment increased by $8.3 million and $16.3 million, respectively. Other administrative expenses increased by $5.9 million, or 82.4%, in the second quarter of 1996, and $12.7 million, or 95.3%, in the first six months of 1996 as compared to the same periods in 1995.

Income Tax Expense

Income tax expense increased by $2.2 million, or 8.5%, to $27.6 million in the second quarter of 1996, from $25.4 million for the same period of 1995. The increase in the quarter is primarily due to a $10.0 million, or 18.2%, increase in income before income taxes, which was partially offset by the decrease in the effective rate from 46.4% to 42.6%. For the six months ended June 30, 1996, income tax expense decreased by $2.0 million, or 4.1% to $47.9 million from $49.9 million for the comparable 1995 period. The decline in

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


income tax expense reflects a reduction in the effective rate to 42.6% for the 1996 period from 46.3% in the 1995 period.

3. Financial Condition

Total assets decreased by $519.9 million to $14.15 billion at June 30, 1996 from $14.67 billion at December 31, 1995. Total loans held for investment, net, rose $440.2 million to $6.30 billion at June 30, 1996 from $5.86 billion at December 31, 1995. The Company's loans held for sale portfolio decreased $153.3 million during the current quarter as a result of the Company retaining its GPMC loans in portfolio rather than holding them for sale to third parties. Securities available for sale decreased $453.6 million to $5.44 billion at June 30, 1996 from $5.90 billion at December 31, 1995 primarily as a result of the usage of proceeds from the maturities and sales of securities to fund deposit outflows.

Tangible Capital Growth from Operations

GreenPoint's operating results include significant amortization of goodwill and employee stock compensation plans expense. These non-cash expenditures, unlike all other expenses reported by the Company, result in net increases in GreenPoint's tangible capital (total stockholders' equity less intangible assets).


                                                           Quarter Ended
                                                   -----------------------------
                                                   June 30,   March 31, June 30,
                                                     1996       1996      1995
                                                    -------    -------   -------
(In thousands, except per share amounts)

Net income                                          $32,060*   $27,352   $29,348

Add back:
     Goodwill expense                                11,630     11,628        46
     Employee stock plans expense                     4,699      4,243     3,665
                                                    -------    -------   -------

     Tangible Capital growth from operations (**)   $48,389    $43,223    33,059
                                                    =======    =======   =======

     Amounts expressed per share (***)              $  1.11    $  0.94   $  0.70
                                                    =======    =======   =======

*    Excludes $5.1 million after-tax gain on branch sale.
** Tangible Capital consists of total stockholders' equity less the excess of cost over fair value of net assets acquired (Goodwill).
*** Based on the share amounts used to calculate book and tangible book values per share, as of each respective period-end date.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Non-Performing Assets

The Company improved its asset quality during the six months ended June 30, 1996 as non-performing loans decreased by $28.1 million, or 7.0%, while non-performing assets decreased by $26.8 million, or 6.2%. The ratio of non-performing loans to total loans fell to 5.77% at June 30, 1996 from 6.49% at December 31, 1995. The ratio of non-performing assets to total assets fell to 2.86% at June 30, 1996 from 2.94% at December 31, 1995.

Non-performing assets, net of related specific reserves, were as follows:


                                                        June 30,    December 31,
                                                          1996         1995
                                                        --------    ------------
                                                               (In thousands)
Mortgage loans secured by:
     Residential one-to-four family mortgages           $275,810      $291,589
     Residential multi-family mortgages                   55,960        61,594
     Commercial property mortgages                        42,226        48,911
Other loans                                                    4             4
                                                        --------      --------
Total non-performing loans (1)                           374,000       402,098
                                                        --------      --------
Total other real estate owned, net                        30,583        29,245
                                                        --------      --------
     Total non-performing assets                        $404,583      $431,343
                                                        ========      ========

(1) Includes $37.4 million and $42.3 million of non-accrual mortgage loans under 90 days past due at June 30, 1996 and December 31, 1995 respectively.

Allowance for Possible Loan Losses

The following is a summary of the provision and allowance for possible loan losses:


                                                                   Quarter Ended                            Six Months Ended
                                                                      June 30,                                  June 30,
                                                           ------------------------------            -------------------------------
                                                             1996                 1995                 1996                  1995
                                                           ---------            ---------            ---------            ---------
                                                                                       (In thousands)
Balance beginning of period                                $ 105,000            $ 105,500            $ 105,500            $ 103,000
Provision charged to income                                    3,701                2,692                7,347                8,175
Charge-offs                                                   (4,043)              (3,279)              (8,632)              (7,338)
Recoveries                                                       342                  587                  785                1,663
                                                           ---------            ---------            ---------            ---------
Balance end of period                                      $ 105,000            $ 105,500            $ 105,000            $ 105,500
                                                           =========            =========            =========            =========

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

At June 30, 1996, the aggregate amount of loans sold to FNMA which were still subject to the repurchase agreement was $129.8 million. During the quarter ended June 30, 1996 a total of $0.2 million of loans was repurchased by the Bank from FNMA pursuant to the repurchase agreement. At June 30, 1996, $0.5 million of the FNMA servicing portfolio of loans sold with recourse were delinquent 90 days or more.

Capital Ratios

The Company's ratio of period-end stockholders' equity to ending total assets at June 30, 1996 was 10.36% compared to 10.57% at December 31, 1995.

In accordance with the requirements of the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("Banking Department"), the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. As of both June 30, 1996 and December 31, 1995, the Bank exceeded those requirements. The Bank's leverage capital ratios were 6.31% and 6.11% at June 30, 1996 and December 31, 1995, respectively. The Bank's Tier-1 risk- based capital ratios were 16.35% and 16.05% at June 30, 1996 and December 31, 1995, respectively. The Bank's total risk-based capital ratios were 17.60% and 17.30% at June 30, 1996 and December 31, 1995, respectively.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank or one of its subsidiaries has been named as a defendant in eleven unrelated legal complaints which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are twelve other instances of threatened litigation. The injuries are alleged to have occurred in residential properties for which the Bank was a first mortgagee and for which the Bank may be or may have been an owner, through foreclosure proceedings. The complaints are in various early stages of discovery. The defense of two of the claims has been assumed by an insurer. Defense of four claims was (or is anticipated to be) rejected by an insurer on the basis of pollution coverage exclusions. The remaining claims are awaiting a determination by the insurance carriers. The Bank referred the rejected claims to a special environmental counsel. Counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at the time. Because of the absence of both a determination of liability and a reasonable estimate of an associated liability exposure in dollar terms, if any, the Bank has not established a contingency reserve for these complaints. Accordingly, in the event that one or more of these actions are subsequently determined to represent an accruable liability for the Bank, such accruals will be funded through charges to be made against the Bank's operating income for the period or periods in which such determinations may occur. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on May 10, 1996, the following matters were voted upon with the results of the voting on such matters indicated:

1. Election of the following five directors of the Company to three-year terms:

                                                  For            Withheld

            Bernard S. Berman               43,035,959           2,207,873
            Dan F. Huebner                  43,058,137           2,185,695
            Thomas S. Johnson               41,877,785           3,366,047
            Susan J. Kropf                  43,072,988           2,170,844
            Jules Zimmerman                 43,054,743           2,189,089

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


     The following sets forth the names of Directors continuing in office after the annual meeting:

               Edward C. Bessey                 Innis O'Rourke, Jr.
               William M. Jackson               Edward C. Schmults
               Charles B. McQuade               Wilfred O. Uhl
               Alvin N. Puryear                 Robert F. Vizza
               Robert P. Quinn
               Robert M. McLane

2. Ratification of the appointment of Price Waterhouse LLP as the Company's independent auditors for the year ending December 31, 1996.


            For:                                44,731,156
            Against:                               321,517
            Abstain:                               191,159

3. Approval of a Stockholder Proposal, set forth as Item 3 in the proxy statement distributed in connection with the annual meeting.


            For:                                 7,929,529
            Against:                            28,415,221
            Abstain:                               849,245


Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits

     Exhibit
     Number

      11.1         Statement Regarding Computation of Per Share Earnings.

      27.1         Financial Data Schedule

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


(b)  Reports on Form 8-K

     No current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended June 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GreenPoint Financial Corp.



                                         By: /s/ Thomas S. Johnson
                                            _____________________________
                                            Thomas S. Johnson
                                            Chairman of the Board, President
                                            and Chief Executive Officer




                                         By: /s/ Charles P. Richardson
                                            _____________________________
                                            Charles P. Richardson
                                            Executive Vice President and
                                            Chief Financial Officer





Dated August 13, 1996