Form 10-Q
period 1996-09-30
GREENPOINT FINANCIAL CORP
filed 1996-11-14
CIK 911935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

          [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                              --------------------

                              For the Quarter Ended
                               September 30, 1996

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                     0-22516
                                     -------
                 Securities and Exchange Commission File Number


                           GreenPoint Financial Corp.
                           --------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  06-1379001
            --------                                  ----------
  (State or other jurisdiction of        (I.R.S. employer identification number)
   incorporation or organization)



   90 Park Avenue, New York, New York                    10016
   ----------------------------------                    -----
(Address of principal executive offices)               (Zip Code)


          (212) 834-1711                          Not Applicable
          --------------                          --------------
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

                X  Yes                          No
               ---                         ---

     As of November 11, 1996 there were 47,569,000 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                    FORM 10-Q

                              For the Quarter Ended
                               September 30, 1996

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1 - Financial Statements

   Consolidated Statements of Financial Condition (unaudited) as of
   September 30, 1996 and December 31, 1995                                    3

   Consolidated Statements of Income (unaudited) for the quarters and
   nine month periods ended September 30, 1996 and 1995                        4

   Consolidated Statement of Changes in Stockholders' Equity (unaudited)
   for the nine month periods ended September 30, 1996 and 1995                5

   Consolidated Statements of Cash Flows (unaudited) for the nine month
   periods ended September 30, 1996 and 1995                                   6

   Notes to the Unaudited Consolidated Financial Statements                    8

Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    24

Item 6 - Exhibits and Reports on Form 8-K                                     25

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                          September 30,      December 31,
                                                                               1996              1995
                                                                        -----------------  -----------------
     ASSETS                                                             (In thousands, except share amounts)
     ------
Cash and due from banks                                                     $     67,408   $    153,679
Money market investments                                                       1,032,366      1,550,700
Loans receivable held for sale                                                     6,780        175,052
Securities available for sale                                                  4,486,671      5,896,505
Securities held to maturity (estimated fair value of $4,158
  and $4,361 respectively)                                                         4,160          4,307
Loans receivable held for investment:
    Mortgage loans                                                             6,909,062      5,992,776
    Other loans                                                                   24,779         29,669
    Deferred loan fees and unearned discount                                     (51,298)       (58,297)
    Allowance for possible loan losses                                          (105,000)      (105,500)
                                                                            ------------   ------------
        Loans receivable held for investment, net                              6,777,543      5,858,648
                                                                            ------------   ------------

Accrued interest receivable, net                                                  91,426         72,944
Banking premises and equipment, net                                              124,550        113,673
Deferred income taxes, net                                                       101,570         70,134
Other real estate owned, net                                                      28,753         29,245
Excess of cost over fair value of net assets acquired, net                       635,230        670,201
Other assets                                                                      53,834         75,375
                                                                            ------------   ------------
        Total assets                                                        $ 13,410,291   $ 14,670,463
                                                                            ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    N.O.W. and checking                                                     $    487,834   $    501,842
    Savings and club                                                           1,946,446      2,034,669
    Variable rate savings                                                      1,905,229      1,995,292
    Money market                                                                 579,286        635,696
    Term certificates of deposit                                               6,774,357      7,730,824
                                                                            ------------   ------------
        Total deposits                                                        11,693,152     12,898,323
                                                                            ------------   ------------
Mortgagors' escrow                                                                80,733         58,935
Accrued interest payable                                                           6,888          2,353
Accrued income taxes payable                                                      26,956          7,618
Other liabilities                                                                180,602        151,917
                                                                            ------------   ------------
         Total liabilities                                                    11,988,331     13,119,146
                                                                            ------------   ------------
Commitments and Contingencies
Preferred shares of subsidiary                                                     3,500           --
Stockholders' equity:
     Preferred stock ($0.01 par value; 50,000,000 shares authorized;
        none issued)                                                                --             --
     Common stock ($0.01 par value; 220,000,000 shares authorized;
        55,115,582 and 54,965,582 shares issued, respectively)                       551            550
    Additional paid-in capital                                                   808,682        801,382
    Unallocated Employee Stock Ownership Plan (ESOP) shares                     (119,860)      (123,987)
    Unearned stock plans shares                                                   (9,452)        (9,838)
    Retained earnings                                                          1,012,928        942,137
    Net unrealized (loss) gain on securities available for sale, net             (45,762)        14,862
    Treasury stock, at cost (7,459,481 and 2,748,200 shares, respectively)      (228,627)       (73,789)
                                                                            ------------   ------------
         Total stockholders' equity                                            1,418,460      1,551,317
                                                                            ------------   ------------
         Total liabilities and stockholders' equity                         $ 13,410,291   $ 14,670,463
                                                                            ============   ============

 (See the accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Quarter Ended         Nine Months Ended
                                                                   September 30,           September 30,
                                                              ---------------------   ---------------------
                                                                 1996        1995        1996        1995
                                                              ---------   ---------   ---------   ---------
                                                                 (In thousands, except per share amounts)
Interest income:
     Mortgages                                                $ 147,763   $ 133,605   $ 433,678   $ 393,086
     Money market investments                                    15,685       8,937      60,431      21,040
     Securities                                                  74,966      12,841     240,549      28,824
     Other loans                                                    617         386       1,958       1,183
                                                              ---------   ---------   ---------   ---------
        Total interest income                                   239,031     155,769     736,616     444,133
                                                              ---------   ---------   ---------   ---------

Interest expense:
     Deposits                                                   126,779      72,788     402,954     194,817
     Short-term and other borrowing                                 127        --         1,731        --
                                                              ---------   ---------   ---------   ---------
        Total interest expense                                  126,906      72,788     404,685     194,817
                                                              ---------   ---------   ---------   ---------

Net interest income                                             112,125      82,981     331,931     249,316
Provision for possible loan losses                               (3,435)     (3,789)    (10,782)    (11,964)
                                                              ---------   ---------   ---------   ---------
Net interest income after provision for possible loan losses    108,690      79,192     321,149     237,352
                                                              ---------   ---------   ---------   ---------

Non-interest income:
      Income from fees and commissions:
      Mortgage loan operations fee income                         3,687       3,897      11,229       9,545
      Mortgage servicing fees                                     1,993       2,385       6,375       7,639
      Banking services fees and commissions                       4,463       1,137      12,522       2,618
      Securities lending fees                                       537          48       1,654         249
      Other income                                                    8       1,073       1,857       2,749
      Net gain (loss) on securities                                 397        --           751        (610)
      Net gain on sales of loans                                    104         843       2,884         895
      Gain on sale of branches                                     --          --         8,876        --
                                                              ---------   ---------   ---------   ---------
          Total non-interest income                              11,189       9,383      46,148      23,085
                                                              ---------   ---------   ---------   ---------

Non-interest expense:
      Salaries and benefits                                      21,801      16,713      64,878      44,727
      Employee Stock Ownership and stock plans expense            2,872       3,916      11,814      11,205
      Net expense of premises and equipment                      11,179       4,759      34,767      12,090
      Advertising                                                 1,799       1,152       5,998       3,434
      Federal deposit insurance premiums (refund)                 1,748        (155)      5,183       6,013
      Charitable and educational foundation                       1,882         576       4,294       1,726
      Other administrative expenses                              12,538       6,723      38,608      20,071
                                                              ---------   ---------   ---------   ---------
          Operating expense                                      53,819      33,684     165,542      99,266
                                                              ---------   ---------   ---------   ---------

Other real estate owned operating income, net                      (501)     (1,625)       (451)     (3,220)
Goodwill amortization                                            11,623       1,660      34,881       1,753
                                                              ---------   ---------   ---------   ---------
         Total non-interest expense                              64,941      33,719     199,972      97,799
                                                              ---------   ---------   ---------   ---------

Income before income taxes                                       54,938      54,856     167,325     162,638
Income taxes                                                     20,891      24,652      68,771      74,579
                                                              ---------   ---------   ---------   ---------
Net income                                                    $  34,047   $  30,204   $  98,554   $  88,059
                                                              =========   =========   =========   =========

Earnings per share                                            $    0.79   $    0.64   $    2.22   $    1.86
                                                              =========   =========   =========   =========

 (See the accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                  -------------------------
                                                                     1996          1995
                                                                  -----------   -----------
Common stock
Balance at beginning of period                                    $       550   $       549
Issuance of common stock to stock plans                                     1          --
                                                                  -----------   -----------
Balance at end of period                                                  551           549
                                                                  -----------   -----------

Additional paid-in capital
Balance at beginning of period                                        801,382       794,615
Issuance of common stock to stock plans                                 3,693          --
Amortization of ESOP shares committed to be released                    3,205         2,300
Amortization of stock plans shares during the period                      402           113
Tax benefit for vested RRP shares                                        --             900
Exercise of stock options                                                --             804
Adjustment to initial public offering issuance costs                     --           1,226
                                                                  -----------   -----------
Balance at end of period                                              808,682       799,958
                                                                  -----------   -----------

Unallocated ESOP shares
Balance at beginning of period                                       (123,987)     (131,039)
Amortization of ESOP shares committed to be released                    4,127         5,289
                                                                  -----------   -----------
Balance at end of period                                             (119,860)     (125,750)
                                                                  -----------   -----------

Unearned stock plans shares
Balance at beginning of period                                         (9,838)      (14,307)
Issuance of common stock to stock plans                                (3,694)         --
Amortization of stock plans shares during the period                    4,080         3,503
                                                                  -----------   -----------
Balance at end of period                                               (9,452)      (10,804)
                                                                  -----------   -----------

Retained earnings
Balance at beginning of period                                        942,137       871,374
Net income for the period                                              98,554        88,059
Dividends declared                                                    (26,056)      (27,888)
Exercise of stock options from treasury stock                          (1,707)         --
                                                                  -----------   -----------
Balance at end of period                                            1,012,928       931,545
                                                                  -----------   -----------

Net unrealized gain (loss) on securities available for sale, net
Balance at beginning of period                                         14,862          --
Net unrealized loss on securities available for sale                  (60,624)       (1,486)
                                                                  -----------   -----------
Balance at end of period                                              (45,762)       (1,486)
                                                                  -----------   -----------

Treasury stock, at cost
Balance at beginning of period                                        (73,789)         --
Exercise of stock options from treasury stock                           3,929          --
Purchase of treasury stock                                           (158,767)      (15,169)
                                                                  -----------   -----------
Balance at end of period                                             (228,627)      (15,169)
                                                                  -----------   -----------

Total stockholders' equity                                        $ 1,418,460   $ 1,578,843
                                                                  ===========   ===========

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For the
                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                             -----------------------
                                                                                                 1996        1995
                                                                                             -----------   ---------
                                                                                                  (In thousands)
Cash flows from operating activities:
Net income                                                                                   $    98,554   $  88,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Provision for possible loan losses                                                           10,782      11,964
     Provision for potential declines in value of other real estate                                1,213          33
     Depreciation and amortization of premises and equipment                                      12,255       5,750
     Accretion of discount, net of amortization of premium                                       (56,117)    (13,021)
     ESOP and stock plans expense                                                                 11,814      11,205
     Net (gain) loss on securities                                                                  (751)        610
     Net gain on sales of loans                                                                   (2,884)       (895)
     Net gain on sales of other real estate owned                                                 (4,999)     (6,000)
     Net gain on sale of branches                                                                 (8,876)       --
     Foreclosure expenses on other real estate                                                    (1,307)     (1,589)
     Goodwill amortization                                                                        34,881       1,753
     Net change in loans held for sale                                                           168,272    (169,368)
     Decrease (increase) in other assets                                                          21,452      (7,046)
     Increase (decrease) in other liabilities                                                     52,558     (35,434)
     Other, net                                                                                   10,650      (2,180)
                                                                                             -----------   ---------
          Net cash provided by (used in) operating activities                                    347,497    (116,159)
                                                                                             -----------   ---------

Cash flows from investing activities:
    Mortgage loan originations, net of principal repayments                                   (1,181,079)     (4,221)
    Proceeds from sales of mortgages                                                             247,078       1,124
    Proceeds from sales of other real estate owned                                                12,648      19,920
    Purchases of mortgage loans held for investment                                                 --      (116,866)
    Repurchases of loans sold with recourse                                                       (2,079)    (11,075)
    Other loan originations, net of principal repayments                                           4,890      (3,092)
    Purchases of securities available for sale                                                (5,444,177)       --
    Purchase of securities held to maturity                                                         (931)     (1,276)
    Proceeds from maturities of securities available for sale                                  3,898,250     150,165
    Proceeds from maturities of securities held to maturity                                         --       479,000
    Sales of securities available for sale                                                     2,707,838        --
    Principal repayments on securities available for sale                                        194,566       3,264
    Purchases of premises and equipment                                                          (23,132)     (5,630)
    Net cash received in branch transactions                                                        --       453,977
                                                                                             -----------   ---------
    Net cash provided by investing activities                                                    413,872     965,290
                                                                                             -----------   ---------

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Cash flows from financing activities:
    Net withdrawals from depositors' accounts              (1,052,437)      (73,437)
    Deposits sold                                            (152,734)         --
    Payments for cash dividends                               (26,056)      (27,888)
    Net increase in mortgagors' escrow                         21,798        17,625
    Exercise of stock options                                   2,222           804
    Purchase of treasury stock                               (158,767)      (15,169)
                                                          -----------   -----------
    Net cash used in financing activities                  (1,365,974)      (98,065)
                                                          -----------   -----------
    Net (decrease) increase in cash and cash equivalents     (604,605)      751,066
    Cash and cash equivalents at beginning of period        1,704,379       293,270
                                                          -----------   -----------
    Cash and cash equivalents at end of period            $ 1,099,774   $ 1,044,336
                                                          ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                            $    21,512   $     9,612
                                                          ===========   ===========

Non-cash investing and financing activities:
    Additions to other real estate owned, net             $      (492)  $    19,111
                                                          ===========   ===========
    Loans to facilitate sales of other real estate        $    13,216   $    23,092
                                                          ===========   ===========
    Interest credited on deposits                         $   407,489   $   211,468
                                                          ===========   ===========

In addition to the non-cash investing and financing activities previously stated, during the quarter ended September 30, 1995, GreenPoint Bank purchased selected assets and assumed selected liabilities of Barclays/American Mortgage Corp. (BAM) for $7.09 million, and also acquired approximately $8.14 billion of deposits and 60 New York branches of Home Savings of America, FSB ("HSA").


Fair value of net assets acquired, principally cash, cash equivalents and securities  $ 7,462,380
Excess of cost over fair value of net assets acquired                                     685,039
Cash paid in BAM transaction                                                               (7,088)
                                                                                      -----------
Liabilities assumed, principally deposits                                             $ 8,140,331
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

2. Stock Incentive Plan

During the nine months ended September 30, 1996, GreenPoint granted 375,000 shares of the Company's common stock to certain executive officers pursuant to plans approved by the Company's shareholders in 1994. These shares vest ratably over five years on the anniversary dates of the awards. The market price at the grant date was $24.63.

For the nine month period ended September 30, 1996, the Company granted options of 215,000 shares of the Company's common stock to certain officers, at an average exercise price of $31.07. These awards vest ratably over five years on the anniversary dates of the awards.

3. Common Stock Repurchase Program

Under the second 1996 5% stock repurchase announced in July, the Company has used $82.0 million to repurchase shares of GreenPoint common stock. The current program has not yet been completed. The repurchase is at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


    4.  Securities Available for Sale and Held to Maturity

    Securities held at September 30, 1996 are summarized as follows:


                                                           Gross       Gross
                                            Amortized    Unrealized  Unrealized
                                              Cost         Gains       Losses       Fair Value
                                            ----------      ----      --------       ----------
                                                            (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency
Obligations:
U.S. Treasury notes/bills                   $1,738,626      $100      $(23,268)      $1,715,458
Agency discount notes                           51,551         3          --             51,554
Mortgage-backed securities                   2,298,606        27       (53,716)       2,244,917
Trust certificates collateralized by GNMA
    securities                                 416,891       --         (5,343)         411,548
Other                                           64,052       --           (858)          63,194
                                            ----------      ----      --------       ----------
       Total securities available for sale  $4,569,726      $130      $(83,185)      $4,486,671
                                            ==========      ====      ========       ==========

Securities Held to Maturity
Tax exempt municipals                       $      660      $--       $     (2)      $      658
Other                                            3,500       --           --              3,500
                                            ----------      ----      --------       ----------
        Total securities held to maturity   $    4,160      $--       $     (2)      $    4,158
                                            ==========      ====      ========       ==========

   Securities held at December 31, 1995 are summarized as follows:

                                                                     Gross       Gross
                                                      Amortized    Unrealized  Unrealized
                                                        Cost         Gains       Losses       Fair Value
                                                      ----------      ----      --------       ----------
                                                                      (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency
Obligations:
U.S. Treasury notes/bills                            $1,352,276    $ 4,004      $  --           $1,356,280
Agency discount notes                                 2,417,009         55          (88)         2,416,976
Mortgage-backed securities                            1,668,847     24,979         --            1,693,826
Trust certificates collateralized by GNMA
     securities                                         430,340        285       (1,753)           428,872
Other                                                       550          1         --                  551
                                                     ----------    -------      -------         ----------

         Total securities available for sale         $5,869,022    $29,324      $(1,841)        $5,896,505
                                                     ==========    =======      =======         ==========

Securities Held to Maturity
Tax exempt municipals                                $      675    $    54      $  --           $      729
Other                                                     3,632       --           --                3,632
                                                     ----------    -------      -------         ----------
         Total securities held to maturity           $    4,307    $    54      $  --           $    4,361
                                                     ==========    =======      =======         ==========

Estimated fair values for securities are based on published market or securities dealers' estimated prices.

During the quarter ended September 30, 1996, the Company sold available-for-sale securities aggregating $1.4 billion, resulting in gross realized gains of $0.2 million and no realized losses.

The average maturities of the securities available for sale and held to maturity at September 30, 1996 are approximately 10.8 years and 11.3 years, respectively. Mortgage-backed securities, almost all of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments which shorten the average life to an estimated 6.5 years. The estimated average life for all securities available for sale is approximately 4.6 years.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   5.  Restructuring Reserve

   In December 1995, the Company recorded a pre-tax restructuring charge of $8.0 million that reflects actions taken during the fourth quarter of 1995 and taken and to be taken during 1996 to improve operating efficiency. The charge included employee severance benefits, costs associated with planned branch consolidations and fixed asset write downs. At September 30, 1996 the reserve balance associated with this charge was approximately $3.0 million of which $0.6 million related to severance and $2.4 million related to the disposition of certain facilities, premises and equipment and termination of leases.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                                                                                Quarter Ended
                                                               ---------------------------------------------------------------------
                                                               Sept. 30,       Jun. 30,        Mar. 31,       Dec. 31,     Sept. 30,
                                                                  1996           1996            1996           1995          1995
                                                               ---------       --------        --------       --------     ---------
   Performance Ratios (Annualized):
      Core cash earnings return on average assets                  1.42%         1.36%(1)        1.18%          0.95%         1.88%
      Core cash earnings return on average equity                 13.55         13.04(1)        11.12           9.11          9.17
      Return on average assets                                     1.00          0.90(1)         0.75           0.52          1.59
      Return on average equity                                     9.51          8.64(1)         7.04           5.00          7.74
      Return on average tangible equity (2)                       16.08         14.62(1)        12.42           8.95          8.08
      Net interest margin                                          3.61          3.45            3.16           2.96          4.53
      Net interest spread during period                            3.34          3.20            2.87           2.68          3.59
      Operating expense to average assets (3)                      1.58          1.56            1.53           1.64          1.77
      Efficiency ratio (4)                                        43.6          43.7(5)         47.3           53.4          36.5
     Average interest-earning assets to average interest-
         bearing liabilities                                       1.07  x      1.06 x           1.07 x         1.07 x        1.24 x

  Capital Ratios:
  Company:
     Period-end stockholders' equity to ending total assets       10.58%        10.36%          10.58%         10.57%       10.48%
     Period-end stockholders' equity less intangible assets
      To tangible Assets                                           6.13          6.07            6.31           6.29          6.21
  Bank Regulatory Capital Ratios:
     Leverage capital (6)                                          6.26          6.31            6.33           6.11         12.30
     Risk-based capital ratios (6):
            Tier 1                                                15.42         16.35           16.73          16.05         15.40
            Total capital                                         16.67         17.60           17.98          17.30         16.65

  Per Share Data:
       Core cash earnings*                                        $1.13         $1.09(1)        $0.95          $0.77         $0.75
       Book value**                                              $33.89        $33.65          $33.35         $34.25        $33.28

       Tangible book value**                                     $18.72        $18.80          $18.99         $19.44        $18.82


    *Average shares used in calculation                      43,138,000    44,664,000      45,653,000     46,171,000    47,428,000
    **Period-end shares used in calculation                  41,849,000    43,573,000      45,898,000     45,298,000    47,445,000
          Total shares issued and outstanding                47,656,000    49,924,000      52,457,000     52,217,000    54,337,000

    Asset Quality Ratios:
        Non-performing loans to total loans                        5.21%         5.77%           6.25%          6.49%         6.50%
        Non-performing assets to total assets                      2.91          2.86            2.94           2.94          2.84

    Allowance for possible loans losses to:
        Non-performing loans                                      29.05         28.07           26.49          26.24         26.62
        Loans held for investment                                  1.51          1.63            1.73           1.75          1.78

                                                                        Nine Months Ended
                                                                    -------------------------
                                                                    Sept. 30,       Sept. 30,
                                                                      1996             1995
                                                                    ---------       ---------
   Performance Ratios (Annualized):
      Core cash earnings return on average assets                    1.32%(1)          1.88%
       Core cash earnings return on average equity                  12.54(1)           8.73
       Return on average assets                                      0.88(1)           1.64
       Return on average equity                                      8.36(1)           7.61
       Return on average tangible equity (2)                        14.35(1)           7.72
       Net interest margin                                           3.41              4.79
       Net interest spread during period                             3.14              3.82
       Operating expense to average assets (3)                       1.56              1.85
       Efficiency ratio (4)                                         44.8(5)           36.4
     Average interest-earning assets to average interest-
         bearing liabilities                                         1.07 x            1.26 x

(1)  Excludes $5.1 million after tax gain on branch sale.
(2) Average tangible equity has been calculated in accordance with regulatory guidelines.
(3)  Excludes goodwill expense and OREO (income) or expense.
(4) The efficiency ratio is calculated by dividing the Company's operating expense excluding goodwill expense and OREO (income) or expense by the sum of net interest income and non-interest income.
(5)  Excludes $8.9 million pre-tax gain on branch sale.
(6) These ratios are calculated using regulatory guidelines which exclude the impact on stockholders' equity resulting from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

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

2. Operating Results

Third quarter's results include the following:

o GreenPoint Mortgage Corp. (GPMC) opened regional mortgage production offices in Washington, D.C., Boston and Miami.

o The Company's loan originations continued on their upward track, rising to $707 million for the quarter. The rise in loan originations resulted in a $478 million net increase in the loan portfolio.

o Asset quality improved as non-performing loans and non-performing assets continued to decline. The ratio of non-performing loans to total loans fell to the lowest level in more than seven years during the quarter.

o Net interest margin increased to 3.61%, primarily from a decrease in cost of deposits, and reinvestment of funds from the investment portfolio into higher yielding mortgage loans.

Net income for the quarter ended September 30, 1996 was $34.0 million, or $0.79 per share, a 12.7% increase over the $30.2 million, or $0.64 per share, for the comparable 1995 period. Net income in the first nine months of 1996 was $98.6 million, or $2.22 per share, compared to $88.1 million, or $1.86 per share, for the 1995 period. The nine months results include an after-tax gain of $5.1 million on the sale of the Company's two banking offices in Rockland County, New York. Excluding the branch sale gain, the nine months ended results were $93.5 million, or $2.10 per share, a 6.1% increase over the comparable 1995 period.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Net Interest Income

Net interest income increased by $29.1 million, or 35.1%, in the third quarter of 1996, and $82.6 million, or 33.1%, in the first nine months of 1996, versus the comparable periods in 1995. The improvements in both 1996 periods from the prior year were primarily due to an increase in average interest earning assets, partially offset by the increase in average interest bearing liabilities.

Interest income increased by $83.2 million, or 53.5%, to $239.0 million in the third quarter of 1996, and $292.5 million, or 65.9%, to $736.6 million in the first nine months of 1996, from $155.8 million and $444.1 million, respectively for the 1995 periods. The primary reason for the increases was the deployment of funds received in the HSA branch acquisition into money market investments and securities.

Interest income on money market investments increased by $6.8 million to $15.7 million in the third quarter of 1996, and $39.4 million to $60.4 million in the first nine months of 1996, from $8.9 million and $21.0 million, respectively, for the comparable 1995 periods. The increase was partially offset by lower short-term interest rates during 1996 that caused a 57 basis point decrease in the average yield in the first nine months of 1996, compared to 1995.

Interest income on securities rose by $62.1 million to $74.9 million for the quarter ended September 30, 1996, and $211.7 million to $240.5 million in the first nine months of 1996, from $12.8 million and $28.8 million, respectively, for the comparable periods of 1995. The increases are primarily the result of investing the majority of the funds received in the HSA branch acquisition into various types of securities which increased the average balance by $3.91 billion in the third quarter of 1996, and $4.58 billion in the first nine months of 1996, versus the same periods in 1995. A greater investment in higher yielding securities resulted in a 64 basis point increase in the average yield for the current quarter, and a 55 basis point increase in the first nine months of 1996, compared to 1995.

Interest income on mortgages increased by $14.2 million to $147.8 million in the third quarter of 1996, and $40.6 million to $433.7 million in the first nine months of 1996, from $133.6 million and $393.1 million, respectively, for the comparable 1995 periods. The increase reflects higher average balances of $766.1 million, or 13.1%, in the third quarter of 1996, and $584.5 million, or 10.2%, in the first nine months of 1996, principally as a result of retained no-doc loan origination volume generated by GPMC. The higher volume in loan originations during the first nine months of 1996 out paced scheduled amortizations and prepayments.

Interest expense increased by $54.1 million to $126.9 million in the third quarter of 1996, and $209.9 million to $404.7 million in the first nine months of 1996, from $72.8 million and $194.8 million, respectively, for the comparable 1995 periods. The higher interest expense is primarily the result of the inclusion of the deposits assumed in the HSA branch acquisition in the quarterly and nine month ended average balances.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Interest expense on time deposits increased by $34.3 million to $89.9 million in the third quarter of 1996, and $145.4 million to $291.0 million in the first nine months of 1996, from $55.6 million and $145.6 million, respectively, for the comparable 1995 periods. The rise in interest expense reflects an increase in the average balances of $3.20 billion in the third quarter of 1996, and $3.93 billion in the first nine months of 1996, resulting from the HSA branch acquisition.

Interest expense on savings accounts increased by $8.6 million to $13.8 million in the third quarter of 1996, and $27.7 million to $41.7 million in the first nine months of 1996, from $5.2 million and $14.0 million, respectively, for the comparable 1995 periods. The rise in interest expense reflects an increase in the average balances of $1.28 billion in the third quarter of 1996, and $1.39 billion in the first nine months of 1996, versus the same periods in 1995.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended September 30, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees which are considered adjustments to yields.

                                                                                       Quarter Ended
                                                        --------------------------------------------------------------------------
                                                                  September 30, 1996                     September 30, 1995
                                                        -------------------------------------    ---------------------------------
                                                                                     Average                              Average
                                                         Average                      Yield/       Average                 Yield/
                                                         Balance       Interest        Cost        Balance      Interest    Cost
                                                        -----------  -----------    ---------    -----------  ----------- --------
                                                                                    (Dollars in thousands)
Assets:
  Interest-earning assets:
     Mortgage loans (1)                                 $ 6,604,355  $   147,763       8.95      $ 5,838,270  $   133,605    9.15%
     Other loans (1)                                         29,710          617       8.31           22,363          386    6.90
     Money market investments (2)                         1,163,117       15,685       5.39          603,773        8,937    5.87
     Securities                                           4,809,348       76,296       6.32          896,704       12,841    5.68
                                                        -----------  -----------                 -----------  -----------
              Total interest-earning assets              12,606,530      240,361       7.62        7,361,110      155,769    8.46
                                                                     -----------                              -----------
Non-interest earning assets (3)                           1,040,635                                  259,099
                                                        -----------                              -----------
         Total assets                                   $13,647,165                              $ 7,620,209
                                                        ===========                              ===========

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
    Savings                                             $ 1,967,639       13,840       2.80      $   683,754        5,212    3.02%
    NOW                                                     330,572        1,523       1.83          128,807          680    2.09
    Money market and variable rate savings                2,520,898       21,256       3.35        1,340,498       10,960    3.24
    Term certificates of deposit                          6,903,661       89,916       5.18        3,702,188       55,605    5.96
    Mortgagors' escrow                                       75,869          244       1.28           74,145          331    1.77
    Repurchase agreements                                     9,292          127       5.44             --           --       --
                                                        -----------  -----------                 -----------  -----------
           Total interest-bearing liabilities            11,807,931      126,906       4.28        5,929,392       72,788    4.87
                                                                     -----------                              -----------
  Other liabilities (4)                                     405,841                                  129,676
                                                        -----------                              -----------
           Total liabilities                             12,213,772                                6,059,068

  Preferred shares of subsidiary                                685                                     --
  Stockholders' equity                                    1,432,708                                1,561,141
                                                        -----------                              -----------
           Total liabilities & stockholders' equity     $13,647,165                              $ 7,620,209
                                                        ===========                              ===========

 Net interest income/interest rate spread (5)                        $   113,455       3.34%                  $    82,981    3.59%
                                                                     ===========       =====                  ===========    =====
 Net interest-earning assets/net interest margin (6)    $   798,599                    3.61%     $ 1,431,718                 4.53%
                                                        ===========                    =====     ===========                 =====
     Ratio of interest-earning assets to
       interest-bearing liabilities                                                    1.07x                                 1.24x
                                                                                       =====                                 =====

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the nine months ended September 30, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees which are considered adjustments to yields.

                                                                                       Nine Months Ended
                                                        --------------------------------------------------------------------------
                                                                  September 30, 1996                     September 30, 1995
                                                        -------------------------------------    ---------------------------------
                                                                                     Average                              Average
                                                         Average                      Yield/       Average                 Yield/
                                                         Balance       Interest        Cost        Balance      Interest    Cost
                                                        -----------  -----------    ---------    -----------  ----------- --------
                                                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
  Mortgage loans (1)                                    $   6,335,371  $ 433,678      9.13%      $ 5,750,873   $  393,086   9.11%
  Other loans (1)                                              32,521      1,958      8.03            21,900        1,183   7.20
  Money market investments (2)                              1,496,022     60,431      5.40           471,376       21,040   5.97
  Securities                                                5,256,504    244,336      6.22           679,284       28,824   5.67
                                                        -------------  ---------                 -----------   ----------
          Total interest-earning assets                    13,120,418    740,403      7.53         6,923,433      444,133   8.56
                                                                       ---------                               ----------
Non-interest earning assets (3)                             1,047,857                                234,844
                                                        -------------                            -----------
          Total assets                                  $  14,168,275                            $ 7,158,277
                                                        =============                            ===========

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
  Savings                                               $   1,994,870     41,692       2.79%     $   604,331       13,981   3.09%
  NOW                                                         334,295      4,593       1.84          114,979        1,809   2.10
  Money market and variable rate savings                    2,574,198     64,947       3.37        1,351,292       32,442   3.21
  Term certificates of deposit                              7,275,109    290,974       5.34        3,347,033      145,611   5.82
  Mortgagors' escrow                                           77,938        748       1.28           77,303          974   1.68
  Repurchase agreements                                        61,087      1,731       3.79            ---           ---    ---
                                                        -------------  ---------                 -----------   ----------
          Total interest-bearing liabilities               12,317,497    404,685       4.39        5,494,938      194,817   4.74
                                                                       ---------                               ----------
  Other liabilities (4)                                       360,376                                120,994
                                                        -------------                            -----------
          Total liabilities                                12,677,873                              5,615,932

  Preferred shares of subsidiary                                  344                                  ---
  Stockholders' equity                                      1,490,058                              1,542,345
                                                        -------------                            -----------
          Total liabilities & stockholders' equity      $  14,168,275                            $ 7,158,277
                                                        =============                            ===========
  Net interest income/interest rate spread (5)                         $ 335,718       3.14%                   $  249,316   3.82%
                                                                       =========       =====                   ==========   =====
  Net interest-earning assets/net interest margin (6)   $     802,921                  3.41%     $ 1,428,495                4.79%
                                                        =============                  =====     ===========                =====
  Ratio of interest-earning assets to
    interest-bearing liabilities                                1.07x                                  1.26x
                                                                =====                                  =====

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Rate/Volume Analysis

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on the Company's interest income on a tax equivalent basis and interest expense during the periods indicated. Information is provided in each category on changes (i) attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to volume and rate.

                                                      Quarter Ended September 30, 1996        Nine Months Ended September 30, 1996
                                                               Compared to                               Compared to
                                                      Quarter Ended September 30, 1995        Nine Months Ended September 30, 1995
                                                           Increase/(Decrease)                       Increase/(Decrease)
                                                   --------------------------------------    ---------------------------------------
                                                             Due to                                   Due to
                                                   -------------------------                 -------------------------
                                                     Average        Average       Net         Average       Average          Net
                                                     Volume           Rate      Change         Volume         Rate          Change
                                                   -----------    ----------    ---------    ----------     ----------     ---------
                                                                (In thousands)                            (In thousands)
Interest-earning assets:
     Mortgage loans (1)                            $    17,197    $   (3,039)   $  14,158    $   40,010     $      582     $  40,592
     Other loans (1)                                       142            89          231           625            150           775
     Money market investments (2)                        7,607         (859)        6,748        41,573        (2,182)        39,391
     Securities                                         63,194           261       63,455       215,208            304       215,512
                                                   -----------    ----------    ---------    ----------     ----------     ---------
          Total interest-earning assets                 88,140       (3,548)       84,592       297,416        (1,146)       296,270
                                                   -----------    ----------    ---------    ----------     ----------     ---------

Interest-bearing liabilities:
      Savings                                            9,060         (432)        8,628        29,187        (1,476)        27,711
      NOW                                                  940          (97)          843         3,040          (256)         2,784
      Money market and variable rate savings             9,943           353       10,296        30,774          1,731        32,505
      Term certificates of deposit                      42,548       (8,237)       34,311       157,993       (12,630)       145,363
      Mortgagors' escrow                                     8          (95)         (87)             8          (234)         (226)
      Repurchase agreements                                127           ---          127         1,731            ---         1,731
                                                   -----------    ----------    ---------    ----------     ----------     ---------
          Total interest-bearing liabilities            62,626       (8,508)       54,118       222,733       (12,865)       209,868
                                                   -----------    ----------    ---------    ----------     ----------     ---------
Net change in net interest income                  $    25,514    $   4,960     $  30,474    $   74,683     $  11,719      $  86,402
                                                   ===========    ==========    =========    ==========     ==========     =========

----------
(1) In computing the volume and rate components of net interest income for loans, non-accrual loans and loans held for sale have been included.
(2) Includes overnight federal funds and securities purchased under resale agreements.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Provision for Possible Loan Losses

The provision for possible loan losses decreased by $0.4 million, or 9.3%, to $3.4 million in the third quarter of 1996, from $3.8 million, in the same period in 1995. For the first nine months of 1996, the provision for possible loan losses decreased by $1.2 million, or 9.9%, to $10.8 million as compared to $12.0 million during the same period in 1995. The provision is the result of management's assessment of the loan portfolio in view of the state of the regional and national economies, trends in the real estate market of the Company's primary lending areas and trends in the level of the Company's non-performing loans and assets.

Non-Interest Income

Non-interest income increased by $1.8 million in the third quarter of 1996 and $23.1 million in the first nine months of 1996, as compared to the same periods in 1995. Banking services fees and commissions increased by $3.3 million in the third quarter of 1996, and $9.9 million in the first nine months of 1996, versus comparable periods in 1995. This increase is primarily due to additional fee income generated from the operations of the 60 former HSA branches. Net gain on the sale of securities rose $0.4 million in the third quarter of 1996, and $1.4 million in the first nine months of 1996, versus comparable periods in 1995. Mortgage loan operations fee income increased by $1.7 million in the first nine months of 1996, as compared to the same period in 1995. The increase in mortgage loan operations fee income reflects a rise in loan originations which was partially offset by an increase of $4.3 million, for loan origination fee and expense deferrals required under FAS 91. The nine months ended results include a pre-tax gain of $8.9 million on the sale of the Company's two banking offices in Rockland County, New York.

Non-Interest Expense

Non-interest expense increased by $31.2 million to $64.9 million in the third quarter of 1996, and $102.2 million to $199.9 million, in the first nine months of 1996, as compared to the same periods in 1995. The 1995 BAM and HSA acquisitions resulted in increases to operating expenses for the first nine months of 1996. Amortization of goodwill increased by $10.0 million in the third quarter of 1996, and $33.1 million in the first nine months of 1996, as compared to the same periods in 1995. Salaries and benefits increased by $5.1 million in the third quarter of 1996, and $20.2 million, in the first nine months of 1996, as compared to the same periods in 1995, which was partially offset by a $4.2 million reduction due to expense deferrals required by FAS 91. For the 1996 period net expense of premises and equipment increased by $6.4 million and $22.7 million, respectively. Other administrative expenses increased by $5.8 million to $12.5 million in the third quarter of 1996, and $18.5 million to $38.6 million, in the first nine months of 1996 as compared to the same periods in 1995.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Income Tax Expense

Income tax expense decreased by $3.8 million, or 15.3%, to $20.9 million in the third quarter of 1996, from $24.7 million for the same period of 1995. For the nine months ended September 30, 1996, income tax expense decreased by $5.8 million, or 7.8%, to $68.8 million from $74.6 million for the comparable 1995 period. The decline in income tax expense includes a cumulative reduction in the overall income tax rate from 45.9% in the 1995 period to 41.1% for the 1996 period, reflecting a revision of management's estimate of the Company's ongoing effective tax rate. This revision reflects a series of business initiatives implemented during 1996.

3.  Financial Condition

Total assets decreased by $1.26 billion to $13.41 billion at September 30, 1996 from $14.67 billion at December 31, 1995. Total loans held for investment, net, rose $918.9 million to $6.78 billion at September 30, 1996 from $5.86 billion at December 31, 1995. The Company's loans held for sale portfolio decreased $168.3 million during the nine months ended September 30, 1996, as a result of the Company retaining its GPMC loans in portfolio rather than holding them for sale to third parties. Securities available for sale decreased $1.41 billion to $4.49 billion at September 30, 1996 from $5.90 billion at December 31, 1995, primarily as a result of the usage of proceeds from the maturities and sales of securities to fund deposit outflows and loan originations.

Core Cash Earnings

GreenPoint's operating results include significant amortization of goodwill and employee stock compensation plans expense. These non-cash expenditures, unlike all other expenses reported by the Company, result in net increases in GreenPoint's tangible capital and related core cash earnings. Additional core cash earnings enable the Company to pursue increases in shareholder value through growth of earning assets, increases of cash dividends, and additional repurchases of the Company's stock.

                                                     Quarter Ended                          Nine Months Ended
                                         -----------------------------------------  -----------------------------
                                         September 30,  June 30,     September 30,  September 30,   September 30,
                                             1996         1996           1995           1996            1995
                                         -------------  --------     -------------  -------------   -------------
                                                        (In thousands, except per share amounts)
Net Income                               $ 34,047      $ 37,155       $ 30,204       $ 98,554          $ 88,059
 Less: Gain on sale of branches,
   net of tax                                --           5,095           --            5,095              --
                                         --------      --------       --------       --------          --------
 Core net income                           34,047        32,060         30,204         93,459            88,059

Add back:
      Goodwill expense                     11,623        11,630          1,660         34,881             1,753
      Employee stock plans expense          2,872         4,699          3,916         11,814            11,205
                                         --------      --------       --------       --------          --------

      Core cash earnings                 $ 48,542      $ 48,389       $ 35,780       $140,154          $101,017
                                         ========      ========       ========       ========          ========

      Core cash earnings per share (*)   $   1.13      $   1.09       $   0.75       $   3.15          $   2.14
                                         ========      ========       ========       ========          ========

* Based on the average shares used to calculate earnings per share.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Interest Rate Sensitivity Gap Analysis

The table below depicts the Company's interest rate sensitivity as of September 30, 1996. Allocations of assets and liabilities, including non interest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.


                                                                                Repricing Periods
                                                 -----------------------------------------------------------------------------------
                                                               More than       More than         More than
                                                 Three months  three months    six months         one year     More than
                                                   or less    to six months   to one year      to three years  three years   Total
                                                 ------------ -------------  ----------------  --------------  -----------   -------
                                                                             (in millions)
Total loans, net                                   $   981      $   689           $ 1,050         $ 1,112      $ 2,953       $ 6,785
Money market investments (1)                         1,032         --                --              --           --           1,032
Securities - held for maturity                        --           --                --              --              4             4
Securities - available for sale                        815          166               565           1,004        1,936         4,486
                                                   -------      -------           -------         -------      -------       -------
         Total interest - earning assets             2,828          855             1,615           2,116        4,893        12,307
                                                   -------      -------           -------         -------      -------       -------

Cash and due from banks                                 67         --                --              --           --              67
Excess of cost over fair value of net
   assets acquired, net                               --           --                --              --            635           635
Other non-interest earning assets                      401         --                --              --           --             401
                                                   -------      -------           -------         -------      -------       -------
          Total assets                             $ 3,296      $   855           $ 1,615         $ 2,116      $ 5,528       $13,410
                                                   =======      =======           =======         =======      =======       =======

Term certificates                                  $ 1,605      $ 1,498           $ 1,949         $ 1,455      $   267       $ 6,774
Core deposits                                          259          259               518           1,866        2,017         4,919
                                                   -------      -------           -------         -------      -------       -------
     Total interest-bearing liabilities              1,864        1,757             2,467           3,321        2,284        11,693
                                                   -------      -------           -------         -------      -------       -------
Other liabilities                                      295         --                --              --           --             295
Preferred shares of subsidiary                        --           --                --              --              4             4
Stockholders' equity                                  --           --                --              --          1,418         1,418
                                                   -------      -------           -------         -------      -------       -------
     Total liabilities and stockholders' equity    $ 2,159      $ 1,757           $ 2,467         $ 3,321      $ 3,706       $13,410
                                                   =======      =======           =======         =======      =======       =======

Off balance sheet financial instrument             $   300         $---              $---            $---      $  (300)         $---
                                                   =======      =======           =======         =======      =======       =======

Interest rate sensitivity gap                      $ 1,437      $  (902)          $  (852)        $(1,205)     $ 1,522

Cumulative gap                                     $ 1,437      $   535           $  (317)        $(1,522)         $--

 Interest rate sensitivity gap as a percentage of
   total assets                                      10.71%      -6.73%            -6.35%          -8.99%           --

 Cumulative gap as a percentage of
    total assets                                     10.71%        3.99%           -2.36%         -11.35%           --

(1) Consists of overnight federal funds sold and securities purchased under agreements to resell.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Interest Rate Risk Management

Interest rate risk is defined as the sensitivity of the Company's current and future earnings to changes in the level of market interest rates. It arises in the ordinary course of the Company's business, as the repricing characteristics of its mortgage loans do not match those of its deposit liabilities. The resulting interest rate risk is managed by adjustments to the Company's investment portfolio and through the use of off balance sheet instruments such as interest rate swaps and options.

Management responsibility for interest rate risk resides with the Asset and Liability Management Committee ("ALCO"). The committee is comprised of the Chairman and Chief Executive Officer, the Vice Chairman and the Company's senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off balance sheet instruments and identify acceptable counter parties to securities and off balance sheet transactions.

ALCO risk management strategies allow for the assumption of interest rate risk within the Board approved limits. The strategies are formulated based upon ALCO's assessments of likely market developments and trends in the Company's mortgage and consumer banking businesses. Strategies are developed with the aim of enhancing the Company's net income and capital, while ensuring the risks to income and capital from adverse movements in interest rates are acceptable.

In assessing various interest rate risk strategies, ALCO makes use of a variety of risk measures. One such measure is the consolidated gap analysis reported above as of September 30, 1996. Assets and liabilities are allocated to the various maturities in accordance with the earlier of their contractual maturity or repricing dates. For mortgage loans and mortgage-backed securities, estimates of scheduled amortization plus prepayments are used, rather than contractual maturity. For assets and liabilities with indefinite repricing schedules, notably core deposits, the gap analysis reflects ALCO's judgements of likely repricing behavior.

As indicated in the gap analysis, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive $317.0 million at September 30, 1996. A liability sensitive interest rate gap would tend to decrease earnings over a period of rising interest rates, where declining rates would increase earnings. The cumulative one-year sensitivity gap was negative 2.4% of total assets at September 30, 1996, compared to positive 6.4% at December 31, 1995.

The use of interest rate instruments such as interest rate swaps are integrated into the Company's interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. However, these instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


During the quarter ended September 30, 1996, the Company entered into interest rate swaps, with a total notional amount of $300 million, to reduce the Company's overall interest rate risk arising from its origination of fixed rate mortgages. These instruments are considered derivative financial instruments held for purposes other than trading and the effects of these instruments are reported as an adjustment to mortgage loan income. The unrealized gains or losses on these instruments are not recorded on the balance sheet, since they are used as a hedge against held-to-maturity loans. For the quarter ended September 30, 1996, the interest rate swaps had negative $0.2 million impact on mortgage loan income. The interest rate swaps require the Company to pay a weighted average fixed rate of 6.33% and receive three month LIBOR. As of September 30, 1996, the weighted average LIBOR rate that the Company will receive is 5.55%. The agreements will expire in the third quarter of 1999. As of the quarter ended September 30, 1996 the interest rate swaps had a gross positive market value of $0.5 million, and a gross negative market value of $0.1 million. The Company has a policy to enter into mutual collateral agreements with each counter party, which requires either party to submit U.S. Government or U.S. Government Agency collateral when the market value of the instrument reaches a predetermined threshold.

Non-Performing Assets

The Company improved its asset quality during the nine months ended September 30, 1996, as non-performing loans decreased by $40.7 million, or 10.1%, while non-performing assets decreased by $41.2 million, or 9.5%. The ratio of non-performing loans to total loans fell to 5.21% at September 30, 1996 from 6.49% at December 31, 1995. The ratio of non-performing assets to total assets fell to 2.91% at September 30, 1996 from 2.94% at December 31, 1995.

Non-performing assets, net of related specific reserves, were as follows:


                                                     September 30,  December 31,
                                                         1996          1995
                                                     -------------  ------------
                                                            (In thousands)
Mortgage loans secured by:
     Residential one-to-four family mortgages         $269,048        $291,589
     Residential multi-family mortgages                 52,717          61,594
     Commercial property mortgages                      39,659          48,911
Other loans                                                 10               4
                                                      --------        --------
Total non-performing loans (1)                         361,434         402,098
                                                      --------        --------
Total other real estate owned, net                      28,753          29,245
                                                      --------        --------
     Total non-performing assets                      $390,187        $431,343
                                                      ========        ========

(1) Includes $35.4 million and $42.3 million of non-accrual mortgage loans under 90 days past due at September 30, 1996 and December 31, 1995, respectively.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Allowance for Possible Loan Losses

The following is a summary of the provision and allowance for possible loan losses:

                                  Quarter Ended         Nine Months Ended
                                  September 30,           September 30,
                              ---------------------   ---------------------
                               1996         1995        1996        1995
                              ---------   ---------   ---------   ---------
                                             (In thousands)
Balance beginning of period   $ 105,000   $ 105,500   $ 105,500   $ 103,000
Provision charged to income       3,435       3,789      10,782      11,964
Charge-offs                      (3,759)     (4,179)    (12,391)    (11,517)
Recoveries                          324         390       1,109       2,053
                              ---------   ---------   ---------   ---------
Balance end of period         $ 105,000   $ 105,500   $ 105,000   $ 105,500
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

At September 30, 1996, the aggregate amount of loans sold to FNMA which were still subject to the repurchase agreement was $124.4 million. During the quarter ended September 30, 1996 a total of $0.6 million of loans was repurchased by the Bank from FNMA pursuant to the repurchase agreement. At September 30, 1996, $0.3 million of the FNMA servicing portfolio of loans sold with recourse were delinquent 90 days or more.

Capital Ratios

The Company's ratio of period-end stockholders' equity to ending total assets at September 30, 1996 was 10.58% compared to 10.57% at December 31, 1995.

In accordance with the requirements of the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("Banking Department"), the Bank must meet certain measures of capital adequacy with respect to leverage and risk-based capital. An insured institution is required to maintain core capital of not less than 3.0% of total assets and a ratio of total capital to risk-based assets of 8.0%. As of both September 30, 1996 and December 31, 1995, the Bank exceeded those requirements. The Bank's leverage capital ratios were 6.26% and 6.11% at September 30, 1996 and December 31, 1995, respectively. The Bank's Tier-1 risk-based capital ratios were 15.42% and 16.05% at September 30, 1996 and December 31, 1995, respectively. The Bank's total risk-based capital ratios were 16.67% and 17.30% at September 30, 1996 and December 31, 1995, respectively.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank or one of its subsidiaries has been named as a defendant in thirteen unrelated legal complaints which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are ten other instances of threatened litigation. The injuries are alleged to have occurred in residential properties for which the Bank was a first mortgagee and for which the Bank may be or may have been an owner, through foreclosure proceedings. The complaints are in various early stages of discovery. The defense of three of the claims has been assumed by an insurer. Defense of four claims was (or is anticipated to be) rejected by an insurer on the basis of pollution coverage exclusions. The remaining claims are awaiting a determination by the insurance carriers. The Bank referred the rejected claims to a special environmental counsel. Counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at this time. Because of the absence of both a determination of liability and a reasonable estimate of an associated liability exposure in dollar terms, if any, the Bank has not established a contingency reserve for these complaints. Accordingly, in the event that one or more of these actions are subsequently determined to represent an accruable liability for the Bank, such accruals will be funded through charges to be made against the Bank's operating income for the period or periods in which such determinations may occur. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition.

Item 6 - Exhibits and Reports on Form 8-K


 (a) Exhibits

     Exhibit
     Number

      11.1   Statement Regarding Computation of Per Share Earnings.
      27.1   Financial Data Schedule

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

(b)  Reports on Form 8-K

     No current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended September 30, 1996.

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

                           GreenPoint Financial Corp.


                                     By:  /s/ Thomas S. Johnson
                                          --------------------------------
                                          Thomas S. Johnson
                                          Chairman of the Board, President
                                          and Chief Executive Officer


                                     By:  /s/ Charles P. Richardson
                                          --------------------------------
                                          Charles P. Richardson
                                          Executive Vice President and
                                          Chief Financial Officer

Dated November 11, 1996