Form 10-K405
period 1996-12-31
GREENPOINT FINANCIAL CORP
filed 1997-03-28
CIK 911935

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
(Mark One)
     [x]         Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1996

                                      OR

     [ ]    Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                       Commission file Number 0-22516

                         GREENPOINT FINANCIAL CORP.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                               06-1379001
(STATE OR OTHER JURISDICTION OF
INCORPORATION OR ORGANIZATION)          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

90 PARK AVENUE, NEW YORK, NEW YORK                      10016
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 834-1711

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
              NONE                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                            TITLE OF EACH CLASS
                         Common Stock $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [x] YES      [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997: Common stock par value $0.01 per share, $2,117,587.

This figure is based on the closing price by the New York Stock Exchange ("NYSE") for a share of the registrant's common stock on March 21, 1997, which was $55.00 as reported in the Wall Street Journal on March 24, 1997. The number of shares of the registrant's Common Stock issued and outstanding as of March 21, 1997 was 47,152,976 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 1997 and the Annual Report to Stockholders for fiscal 1996 are incorporated herein by reference - Parts II and III.
                              TABLE OF CONTENTS
                                                                       Page No.
                                    PART I

ITEM 1.   BUSINESS                                                          1
    Description of the Business                                             1
    Mortgage Banking Services                                               1
    Consumer Branch Network                                                 1
    Competition                                                             2
    Lending Activities                                                      2
    Delinquent Loans and Foreclosed Assets                                  9
    Allowance for Possible Loan Losses                                     12
    Environmental Issues                                                   15
    Interest Rate Risk Management                                          15
    Securities Investment Activities                                       15
    Sources of Funds                                                       18
    Subsidiary Activities                                                  20
    Savings Bank Life Insurance                                            21
    Personnel                                                              21
    Federal Taxation                                                       21
    State and Local Taxation                                               23
    Bank Regulation and Supervision                                        23
    Holding Company Regulation and Supervision                             28

ITEM 2.   PROPERTIES                                                       30

ITEM 3.   LEGAL PROCEEDINGS                                                30

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              30

ITEM 4A. EXECUTIVE OFFICERS                                                31

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS                                     33

ITEM 6.  SELECTED FINANCIAL DATA                                           33

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             33

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       33

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                             33

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               33

ITEM 11.  EXECUTIVE COMPENSATION                                           33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   33

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   34

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K                                                       35



                                   PART I

ITEM 1. BUSINESS

Description of Business

GreenPoint Financial Corp. (the "Company") is a bank holding company organized in August 1993 under the laws of the state of Delaware and registered under the Bank Holding Company Act of 1956.

The Company provides a variety of financial services primarily through its bank subsidiary, GreenPoint Bank (the "Bank") including GreenPoint Mortgage Corp. ("GPMC"), its mortgage banking subsidiary, and to a lesser extent through its community development subsidiary, GreenPoint Community Development Corp. ("GPCDC"). As part of the Company's long term business plans, the Company intends to continue to explore a variety of alternative strategic investment options to complement its existing business strengths, including possible acquisitions of other thrift institutions, acquisitions of other financial institutions or financial services companies or their assets, or expanding into other banking, mortgage, real estate or consumer finance related businesses.

The Bank was organized in 1868 as a New York State chartered savings bank. The Bank and its wholly owned subsidiary GPMC, a national home mortgage banking company, are primarily engaged in the business of mortgage lending throughout the United States, with loans receivable of $7.3 billion, representing approximately 55% of total assets at December 31, 1996. The Bank continues to attract retail deposits from the general public and invests those deposits, together with funds generated from operations, in mortgage loans and marketable securities. The Bank's revenues are derived principally from interest on its loan portfolio and investment securities. The Bank's primary sources of funds are deposits, principal and interest payments from loans, and interest from investment securities.

GPCDC is a for-profit community development subsidiary organized in 1993. Complementing the Bank's leadership in lending in low- and moderate-income areas and to minorities, GPCDC's focus is primarily on special lending programs, development opportunities and assistance, consulting and other activities that promote the objective of greater access to affordable housing for low- and moderate-income persons residing in the areas served by the Company.


MORTGAGE BANKING SERVICES

The Company specializes in a limited documentation mortgage loan product ("No Doc" and "Low Doc" loans) which serves a particular niche of borrowers willing to pay a premium, in the form of higher interest rates and loan fees, and provide larger down payments in exchange for more expedient loan processing by virtue of providing less income and asset information as compared to loans underwritten in conformance with Federal National Mortgage Association ("FNMA") standards. As a result of this strategy combined with strict appraisal requirements, the Company has achieved higher interest margins and levels of net interest income compared to typical FNMA conforming loans which, in turn, has resulted in a high level of profitability despite traditionally higher levels of loan delinquencies.

During 1996, the Company successfully expanded its mortgage lending program to include new markets in Chicago, Boston, Philadelphia, Washington, D.C., and Miami. Through the expansion of the mortgage lending program, the Company has more than doubled mortgage loan originations to $2.4 billion, compared to $1.0 billion in 1995.




CONSUMER BRANCH NETWORK

The Consumer Branch Network ("Branch Network") consists of 76 full-service banking offices, with 80 ATMs, located in the New York City metropolitan area and offers a variety of financial services to meet the needs of the communities it serves. Among the services offered by the Branch Network are traditional time, savings and checking accounts, annuity products, Savings Bank Life Insurance, safe deposit services and student loans.


COMPETITION

The Company faces significant competition both in making loans and in attracting deposits. The New York City metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from savings banks, commercial banks, savings and loan associations, mortgage banking companies and credit unions. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

The Company's focus on one-to four-family residential lending and No Doc and Low Doc loans has allowed it to develop a significant market presence in the one-to four-family residential loan market. Due to the Company's current presence in these markets and its limited lending focus, no assurance can be given that the Company will be able to sustain the growth it has achieved in the past in the event loan demand in these markets declines which, in turn, may negatively impact its interest rate margin, interest rate spread and net income. Further, in the event other financial institutions establish lending programs which target the one-to four-family lending similar to the Company's No Doc and Low Doc programs, such intensified competition may result in the Company's inability to sustain its previous growth in such lending or result in a decline in the Company's market share. The Company's narrow lending focus on these specialized markets may also place the Company in a less favorable position to increase its market share in other types of lending as compared to an institution with a broader based lending focus and expertise in other types of lending.


LENDING ACTIVITIES

LENDING PROGRAMS. The Company's lending activities have historically emphasized and continue to emphasize the origination of real estate loans which are underwritten with primary reliance placed upon a borrower's level of equity in the property securing the loan or level of down payment, as compared to other lending institutions which may rely more heavily upon a borrower's demonstrated ability to repay the loan and independently verified income levels. These equity-based loans are offered in two programs: (1) loans which are underwritten without qualification of a borrower's income level or independent verification of a borrower's income or financial assets as represented by such borrower ("No Doc loans") or (2) loans which are similarly underwritten but which require a borrower to demonstrate annual income of 50% of the loan amount which the Company verifies by reviewing tax return information submitted by the borrower ("Low Doc loans"). The Company also requires borrowers to have satisfactory credit histories in the case of No Doc or Low Doc loans. As compared to the loans the Company originates in accordance with FNMA underwriting guidelines and procedures ("FNMA conforming loans"), No Doc and Low Doc loans involve a higher degree of risk as there is limited verified knowledge of the borrower's level of income or ability to service the indebtedness which, in turn, may result in a higher rate of default. In recognition of the increased risks associated with No Doc and Low Doc loans, the Company requires borrowers to have a higher equity position in the property securing the loan. The Company does not originate such loans with loan to value ratios in excess of 75%. The Company's No Doc lending program accounted for 93.4% of total originations.

As compared to other lending institutions which rely more heavily upon a borrower's income and demonstrated ability to repay the loan, the Company may be more susceptible to increases in loan delinquencies in periods of economic recession and to loan losses in periods of declining real estate market values. In recognition of the risks associated with this lending strategy, the Company has established strict appraisal standards, whereby all appraisals are required to conform either to FNMA, FHLMC, federal or ftate appraisal standards and are either: 1) conducted or reviewed by in-house appraisers who are state certified real estate appraisers and are subject to two additional levels of review by senior management; or are 2) conducted by two separate independent appraisers or appraisal services, one of which is commissioned directly by the Company from a list of appraisers which the Company has specifically approved.

LOAN ORIGINATIONS. The Company originates both adjustable rate mortgage ("ARM") loans and fixed rate loans, the amounts of which are dependent upon customer demand and market rates of interest. Loan originations are primarily obtained from the Company's network of registered mortgage brokers, licensed mortgage bankers, attorneys and other real estate professionals participating in its three conduit programs and, to a lesser extent, from existing or past customers and members of the local communities located in the Company's lending area.
For the year ended December 31, 1996, the Company originated $2.4 billion of mortgage loans.

The Company's Advantage Program is a structured program in which registered mortgage brokers, licensed mortgage bankers, attorneys and other real estate professionals, are eligible to participate upon approval by the Company. As of December 31, 1996, there were 967 Advantage Program members.

The Company's Lender Associate Program consists of 1,867 approved mortgage brokers operating in 47 states. These brokers are generally small to mid-sized mortgage originators which rely on the Company to fund loans at closing. Each broker is screened by the Company and is approved only if the Lender Associate Program requirements are satisfied.

The Company's Correspondent Program is a closed loan purchase program consisting of 180 approved correspondents operating in 47 states. These correspondents include mid-sized to large mortgage bankers and other financial institutions.

For the year ended December 31, 1996, the Company originated $2.1 billion of loans through these programs, or 89.8% of total loan originations.

The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), legislative tax policies and governmental budgetary matters.

LOANS HELD FOR INVESTMENT PORTFOLIO COMPOSITION. The majority of the Company's loan portfolio consists of fixed and ARM loans secured by one-to four-family residences and to a lesser extent, multi-family residential loans, commercial real estate loans and other loans held for investment.

The following tables set forth the composition of the loans receivable held for investment, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                       At December 31,
                                                --------------------------------------------------------------
                                                         1996                 1995                 1994
                                                --------------------  -------------------  -------------------
                                                            Percent              Percent              Percent
                                                  Amounts   of Total   Amounts   of Total   Amounts   of Total
                                                ---------  ---------  --------  ---------  --------  ---------
                                                                     (Dollars in millions)
Loans receivable held for investment:
Mortgage loans:
   One-to four-family                           $ 6,394.4      85.9%  $5,135.4      85.2%  $4,933.9      85.7
   Multi-family                                     545.5       7.3      475.9       7.9      456.9       7.9
   Commercial                                       467.9       6.3      376.8       6.3      349.7       6.1
   Home equity loans                                 16.2       0.2        4.7       0.1       10.1       0.2
Total mortgage loans held for investment          7,424.0      99.7    5,992.8      99.5    5,750.6      99.9
Other loans:
   Loans secured by depositors' funds                23.5       0.3       29.5       0.5        7.7       0.1
   Home improvement loans                             ---       ---        0.1       ---        0.1       ---
Total other loans                                    23.5       0.3       29.6       0.5        7.8       0.1
Total loans receivable held for investment        7,447.5     100.0%   6,022.4     100.0%   5,758.4     100.0%

Less:
Deferred loan origination fees and unearned
discount                                             48.2                 58.3                 61.3
Allowance for possible loan losses                  105.0                105.5                103.0
   Loans receivable held for investment, net    $ 7,294.3             $5,858.6             $5,594.1


                                                    At December 31,                At June 30,
                                                --------------------  ----------------------------------------
                                                         1993                 1993                 1992
                                                --------------------  -------------------  -------------------
                                                            Percent              Percent              Percent
                                                  Amounts   of Total   Amounts   of Total   Amounts   of Total
                                                ---------  ---------  --------  ---------  --------  ---------
                                                                     (Dollars in millions)
Loans receivable held for investment:
Mortgage loans:
   One-to four-family                            $4,770.8      85.4%  $4,564.6      84.7%  $4,169.6      82.6%
   Multi-family                                     456.8       8.2      460.7       8.5      491.9       9.7
   Commercial                                       328.1       5.9      339.1       6.3      359.5       7.1
   Home equity loans                                 19.9       0.4       22.3       0.4       23.7       0.5
Total mortgage loans held for investment          5,575.6      99.9    5,386.7      99.9    5,044.7      99.9
Other loans:
   Loans secured by depositors' funds                 7.2       0.1        7.0       0.1        6.9       0.1
   Home improvement loans                             0.2       ---        0.2       ---        0.3       ---
Total other loans                                     7.4       0.1        7.2       0.1        7.2       0.1
Total loans receivable held for investment        5,583.0     100.0%   5,393.9     100.0%   5,051.9     100.0%

Less:
Deferred loan origination fees and unearned
   discount                                          59.4                 56.5                 50.9
Allowance for possible loan losses                  147.0                136.5                130.5
   Loans receivable held for investment, net     $5,376.6             $5,200.9             $4,870.5




The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.




                                                      At December 31,            At June 30,
                                           ----------------------------------  ----------------
                                             1996     1995     1994     1993     1993     1992
                                           -------  -------  -------  -------  -------  -------
                                                              (In millions)
Loans receivable held for sale:
Performing residential mortgage loans       $ 0.3   $168.2   $  0.5   $  ---   $  ---   $  ---
Guaranteed student loans                      4.5      6.9     10.6     13.7     14.5     15.3
Non-performing residential mortgage loans     ---      ---      ---     72.1     80.0      ---
Valuation allowance                           ---      ---      ---    (20.0)   (20.0)     ---
   Loans receivable held for sale, net      $ 4.8   $175.1   $ 11.1   $ 65.8   $ 74.5   $ 15.3


LOAN SALES AND SERVICING. Prior to 1991, the Company was actively engaged in the sale of its No Doc and Low Doc loans in the secondary market (primarily to FNMA). Due in part to FNMA's curtailment of purchases of No Doc and Low Doc loans and the Company's decision in 1996 to portfolio new loan production rather than sell loans in the secondary market, the Company's portfolio of loans serviced for others has decreased from $2.3 billion at June 30, 1992, to $1.0 billion at December 31, 1996. This decrease, in conjunction with increased prepayment activity resulting from the lower interest rate environment, has resulted in a decrease in gross servicing fee income from $23.1 million for fiscal 1992 to $8.7 million for the year ended December 31, 1996. The net servicing asset represents the present value of the portion of the future servicing fee income expected to be received by the Company in excess of normal servicing fee income, based on prepayment assumptions, net of any required recourse reserve. The net excess servicing asset is amortized against servicing fee income, the rate of which is evaluated annually and adjusted as a charge to operations to the extent actual prepayments exceed estimated prepayments. As of December 31, 1996, the Company's net excess servicing asset was $5.0 million.

LOAN MATURITY AND REPRICING
The following table shows the contractual maturities of the Company's loan portfolio, including loans receivable held for sale, at December 31, 1996. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $806.6 million for the year ended December 31, 1996.

                                                At December 31, 1996
                         -------------------------------------------------------------------
                                    Mortgage Loans
                         ---------------------------------------
                         One-to Four-                                  Other     Total Loans
                            Family    Multi-Family   Commercial        Loans      Receivable
                         -----------  ------------  ------------  ------------  ------------
                                                    (In millions)
Amounts due (1):
  Within one year          $    3.3       $   0.8       $   0.8        $  9.9      $   14.8
  One to five years            90.3          35.2          39.6          17.9         183.0
  Over five years           6,046.1         461.2         391.0           ---       6,898.3
    Total amounts due      $6,139.7       $ 497.2       $ 431.4        $ 27.8      $7,096.1


(1)  Does not include non-accrual loans.


The following table sets forth, at December 31, 1996, the dollar amount of all fixed rate loans contractually due and adjustable rate loans repricing after December 31, 1997.

                         Due or Repricing After December 31, 1997
                          ----------------------------------------
                               Fixed     Adjustable      Total
                            ----------   ----------   ----------
                                        (In millions)
Mortgage loans (1):
One-to four-family           $4,102.2     $  240.5     $4,342.7
Multi-family                    424.3         56.9        481.2
Commercial                      328.4         85.5        413.9
Other loans (1)                  17.9          ---         17.9
   Total loans receivable    $4,872.8     $  382.9     $5,255.7

______________

(1)  Does not include non-accrual loans.

One-to Four-Family Mortgage Loans. The Company offers first mortgage loans secured by one-to four-family residences, including condominiums. The Company does not offer loans secured by cooperative units or interests therein.

The Company currently offers fixed rate one-to four-family mortgage loans and one-to four-family ARM loans through three loan programs: (1) No Doc loans, (2) Low Doc loans and (3) loans underwritten and made in amounts in accordance with FNMA guidelines ("FNMA conforming" or "Full Doc" loans). No Doc and Low Doc loans, with the exception of loans secured by condominiums, are offered in amounts up to 75% of the lower of the appraised value or purchase price of the property. No Doc and Low Doc loans secured by condominiums are made in amounts up to 70% of the lower of the appraised value or purchase price of the property for loans involving the purchase of the property, and up to 65% of the appraised value of the property for loans to refinance existing mortgage loans. The maximum loan amount of a No Doc or Low Doc loan is $1.0 million. The Company requires No Doc loan applicants to complete a FNMA conforming application and request the submission of income and asset information. Although the Company reserves the right to verify such income and asset information, the Company generally does not verify such information through other sources. The Company additionally obtains credit reports on all borrowers to ascertain the credit history of the borrower. Loans originated under the Company's Low Doc loan program involves the same procedures and information applicable to No Doc loans with the additional requirements that the borrower provide tax return information and meet certain income to loan ratios.

The Company offers fixed rate mortgage loans with terms of 10 to 30 years secured by owner-occupied one-to four-family residences. Interest rates charged on fixed rate loans are competitively priced on a regular basis and are periodically determined based on market conditions. For the year ended December 31, 1996, the Company originated $1.5 billion of fixed rate loans, which primarily consisted of one-to four-family residential mortgage loans.

The Company currently offers ARM loans secured by one-to four-family residential properties with interest rates that adjust every year with terms of up to 30 years. The interest rates on ARM loans fluctuate based upon a spread above the applicable index rate used by the Company and are generally subject to limitations on interest rate increases of 2% per year and a limitation on the aggregate adjustment of 6% above the index at the time of commitment over the term of the loan. The Company's ARM loans also have interest rate floors which limit the minimum amount to which the interest rate payable on its ARM loans may decline. Depending on the type of loan, such interest rate floors currently range from a minimum of 100 basis points below to a minimum of 450 basis points over the index rate used at origination. The Company offers ARM loans at fully indexed rates and with initial interest rates below the current fully indexed rate. As of December 31, 1996, the initial discounted rate on these loans was 200 to 300 basis points below the Company's fully indexed rate, which was 9.25%. For the year ended December 31, 1996, the Company originated $0.8 billion of ARM loans, which primarily consisted of one-to four-family residential loans. At December 31, 1996, 33.9% of the Company's one-to four-family residential mortgage loans consisted of ARM loans.

The volume and types of ARM loans originated by the Company have been affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. The Company will continue to offer ARM loans, however, there can be no assurance that in the future the Company will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to total loans. The retention of ARM loans, as opposed to fixed rate residential mortgage loans, in the Company's loan portfolio serves to reduce the Company's exposure to increases in interest rates. However, ARM loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. In particular, the Company's loans which bear initial discounted interest rates involve greater risks of default due to the greater potential increase in the borrower's payment after the first year of the loan.

The Company also originates ARM loans secured by first mortgages on non-owner-occupied one-to four-family properties pursuant to the same underwriting guidelines applicable to similarly situated owner-occupied one-to four-family properties but in amounts which are limited to 70% of the lower of the appraised value or purchase price for loans involving the purchase of the property and up to 65% of the appraised value of the property for loans involving the refinancing of an existing mortgage. Additionally, the Company requires the submission of rental information and considers such information in arriving at its underwriting determination. The Company charges higher origination fees and rates of interest with respect to these loans as compared to its other one-to four-family ARM loans secured by owner-occupied properties and imposes penalties for early repayment.

The Company currently offers ARM loans secured by second mortgages on one-to four-family, owner-occupied residences. The Company currently originates such second mortgage loans only when the Company holds the existing mortgage on the property securing the loan. The Company previously originated fixed rate second mortgage loans and second mortgage loans secured by properties where the Company did not hold the first mortgage. The underwriting standards and procedures applicable to these loans are the same as its one-to four-family first mortgage loans, except such loans are offered in amounts up to $150,000 with terms up to 20 years.

The Company also offers home equity lines of credit which are secured by mortgages on one-to four-family properties. The underwriting standards applicable to these loans are the same as other one-to four-family loans except such loans are offered with terms up to 15 years in amounts, including any balance of the first mortgage, up to 65% of the appraised value of the property with a maximum loan amount of $125,000. As of December 31, 1996, loans drawn against home equity lines of credit totaled $16.2 million, or 0.2%, of total loans held for investment.

The Company's mortgage loans generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent. It is the Company's policy to enforce due-on-sale provisions within the applicable regulations and guidelines imposed by federal and state laws and secondary market purchasers.

MULTI-FAMILY LENDING. The Company offers fixed rate and ARM loans secured by residential properties with five or more units and other mixed use properties (primarily residential properties with business or retail space) located in the Company's primary lending area. As of December 31, 1996, the Company had 4,981 of such loans with an average loan balance of $109,507. Multi-family loans are generally made with terms of 5 to 25 years in amounts up to a maximum of $3.0 million. These loans are made in amounts up to 70% of the appraised value or purchase price of the property for loans to purchase the property and up to 65% of the appraised value of the property for loans to refinance an existing mortgage. The Company's multi-family loans are underwritten pursuant to the same standards and procedures applicable to its one-to four-family No Doc and Low Doc loans; however, the Company additionally requires the submission of documentation regarding rental and vacancy levels, rental income, property expense statements and tax return information. The Company verifies rental income of the property but does not verify the borrower's personal income levels. The Company imposes penalties for early repayment on all non-owner-occupied multi-family properties and owner-occupied multi-family properties with seven units or more.

COMMERCIAL REAL ESTATE LENDING. The Company also originates commercial real estate loans located in the Company's primary lending area. The Company's commercial real estate loans are offered in the same amounts and under the same terms and underwriting guidelines applicable to its multi-family loans. The Company imposes penalties for early repayments on its commercial real estate loans. As of December 31, 1996, the Company had 3,440 of such loans with an average loan balance of $136,035. The largest commercial real estate loans in the Company's portfolio at December 31, 1996 were two loans with an outstanding balance of $4.4 million secured by non-residential buildings located in New York.

STUDENT LOANS AND OTHER LENDING. The Company also originates student loans guaranteed by federal and New York State agencies and personal savings loans collateralized by a borrower's existing savings account balance at the Bank. With the exception of student loans which the Company generally sells in the secondary market upon the borrower's commencement of repayment of the loan, these other loans are originated for retention. The Company does not currently originate or purchase any other types of business or consumer loans such as loans secured by automobiles, unsecured business loans or credit card loans.

LOAN APPROVAL, AUTHORITY AND UNDERWRITING. Due to the Company's emphasis on an equity-based lending strategy and reliance upon the value of the property securing a loan to reduce the potential risk of principal loss to the Company, particularly with respect to its No Doc and Low Doc loan programs, the Company has established a comprehensive in-house appraisal system which currently utilizes 41 staff appraisers, 36 of whom are licensed or certified by New York State, of which 7 are certified in New Jersey and 1 certified in all states. The Company also utilizes independent appraisers for most of its National Mortgage production. The Company's appraisal system involves a three-tier review for every mortgage loan originated by the Company, consisting of an appraisal conducted or reviewed by a certified appraiser, which is then reviewed by the Company's underwriting personnel and finally by management's Executive Mortgage Loan Committee for loans originated by the Bank, and an underwriting manager for loans originated by GPMC.

Pursuant to the Bank's loan approval policies, all mortgage loans are approved by the Executive Mortgage Loan Committee. Additionally, all one-to four-family mortgage loans exceeding $1.0 million and commercial loans exceeding $3.0 million, require the approval of the Executive Vice President. Mortgage loans in excess of $1.0 million would require an additional appraisal conducted by an outside appraiser. The Bank also limits the maximum loan amount to any one individual or business entity to $15.0 million. The Board of Directors is provided a listing of loans approved by the Executive Mortgage Loan Committee on a monthly basis. GPMC loans are subject to various approval requirements depending on the size of the loans. Loans greater than $650,000 are approved by the Director of Credit Administration. In recent years, the Company has made no loans in excess of $4.4 million.


DELINQUENT LOANS AND FORECLOSED ASSETS

The Company's collection procedures utilize automated collection letters and telephone contact with borrowers to obtain repayment. For delinquent mortgage loans with monthly payments of $2,000 or less, delinquency notices are sent when a loan becomes 15 days past due with a second notice being sent after the loan is 30 days past due. On or about the 40th day of delinquency a notice is sent informing the borrower that a breach has occurred indicating the date foreclosure will commence. After 60 days a default letter is sent requesting payment of the arrears to avoid acceleration of the loan. In the event payment is not received by the 90th day of delinquency, the Company refers the loan to its attorneys and a certified letter is sent informing the borrower that foreclosure action has commenced. With respect to delinquent mortgage loans with monthly payments in excess of $2,000, the same procedures generally apply except that the notices are sent at earlier dates of delinquency, and such loans are referred to the Company's attorney for foreclosure upon the loan becoming 60 days past due. During the period of delinquency additional telephone contacts with the borrower are made to make definite payment arrangements, determine the reason for the arrears and refer borrowers to a financial counselor.

The Company discontinues accruing interest and charges-off the accrued interest on all delinquent mortgage loans upon the loan becoming 90 days past due. The Company generally does not restructure the original terms of delinquent loans by modifying the interest rate paid or capitalizing past due interest.

The Company attempts to accommodate the needs of its borrowers who find themselves in difficult circumstances and minimize its potential losses upon foreclosure by emphasizing the use of forbearance agreements. These forbearance agreements generally provide that the Company will agree to delay foreclosure proceedings if the borrower agrees to repay any accrued interest and principal arrears over a period of up to 36 months in addition to paying the principal and interest due in accordance with the original terms of the loan. The forbearance agreements typically provide that in the event the borrower is not current with payments under the forbearance agreement or any payments due under the original mortgage note, the Company may resume its foreclosure action. As of December 31, 1996, the Company had $67.5 million of loans, or 19.0%, of total non-performing loans subject to such forbearance agreements, the substantial majority of which were one-to four-family mortgage loans.

Historically, the Company has relied solely on its collection and foreclosure process to reduce its level of non-performing loans. This process, combined with the Company's low loan to value ratios, has in the past protected the Company from high loan losses. Due to increases in the cost of holding other real estate owned, the Company continues to investigate alternative methods for reducing non-performing loans that may result in a higher present value received by the Company.

Based upon the Company's loan-to-value policies, the Company does not believe that the overall risk of loss associated with its current loan portfolio and non-performing assets is excessive. However, the Company's underwriting determinations rely heavily upon the market value of the properties securing the loans and, consequently, no assurances can be given that declines in real estate values in the Company's primary lending area will not result in unanticipated principal losses to the Company or that declines in the regional economy will not result in increased delinquencies or increases in foreclosure-related expenses and expenses related to its other real estate.

At December 31, 1996, 1995, 1994 and 1993, loans delinquent 90 days or more were as follows:

                                                  At December 31,
                                 ----------------------------------------------
                                          1996                    1995
                                 ----------------------  ----------------------
                                                  90 days or more
                                 ----------------------------------------------
                                              Principal               Principal
                                 Numbers of  Balance of   Number of  Balance of
                                     Loans       Loans       Loans       Loans
                                 ----------  ----------  ----------  ----------
                                             (Dollars in millions)
Mortgage loans:
   One-to four-family                2,559    $  242.7       2,737    $  254.3
   Multi-family                        430        46.0         533        57.9
   Commercial real estate              271        35.2         358        46.8
   Home equity loans                     7         0.5          16         0.8
      Total mortgage loans           3,267       324.4       3,644       359.8
Other loans                            168         0.1         ---         ---
      Total loans                    3,435     $ 324.5       3,644    $  359.8
Delinquent loans to total loans                   4.36%                   5.81%


                                                   At December 31,
                                 ----------------------------------------------
                                          1994                  1993(1)
                                 ----------------------  ----------------------
                                                  90 days or more
                                 ----------------------------------------------
                                              Principal               Principal
                                 Numbers of  Balance of   Number or  Balance of
                                     Loans       Loans       Loans       Loans
                                 ----------  ----------  ----------  ----------
                                             (Dollars in millions)
Mortgage loans:
   One -to four-family               2,438    $  220.9       4,664    $  467.8
   Multi-family                        619        68.6         871        93.1
   Commercial real estate              413        56.8         473        65.0
   Home equity loans                    14         0.7          26         1.2
      Total mortgage loans           3,484       347.0       6,034       627.1
Other loans                             46         0.3          64         0.5
      Total loans                    3,530    $  347.3       6,098    $  627.6
Delinquent loans to total loans                   6.02%                  11.11%


(1) Includes non-performing mortgage loans held for sale, net of charge-offs and valuation reserves.

The following table sets forth information regarding all non-accrual loans, including loans in forbearance, loans which are 90 days or more delinquent but on which the Company is accruing interest and other real estate owned at the dates indicated.

                                                         At December 31,                         At June 30,
                                           -------------------------------------------  --------------------------
                                             1996      1995      1994          1993           1993         1992
                                           --------  --------  --------  -------------  -------------  -----------
                                                                   (Dollars in mILLIONS)
Non-accrual mortgage loans                 $ 356.0   $ 402.1   $ 391.9     $ 678.3(1)     $ 635.4(1)      $ 622.7
Non-accrual other loans (2)                    0.1       ---       ---         ---            ---             ---
Other loans 90 days or more delinquent
   and still accruing                          ---       ---       0.3         0.5            0.4             0.8
      Total non-performing loans (3)         356.1     402.1     392.2       678.8          635.8           623.5

Other real estate owned, net (4)              28.6      29.2      54.0        74.8           72.6            46.9
      Total non-performing assets          $ 384.7   $ 431.3   $ 446.2     $ 753.6        $ 708.4         $ 670.4

Non-performing loans to total loans           4.78%     6.49%     6.80%   12.02%(1)(5)   11.63%(1)(5)       12.30%
Non-performing assets to total assets         2.89%     2.94%     6.42%   10.21%(1)(5)   10.99%(1)(5)       11.40%

______________

(1)  Includes net non-performing mortgage loans held for sale.

(2) Excluding certain other loans delinquent 90 days or more, such as guaranteed student loans, on which principal and interest are guaranteed by the U.S. government and certain other loans on which delinquent principal and interest may be deducted from the borrower's deposit account balances.

(3) As of December 31, 1996, non-accrual loans included 2,936 one-to four-family loans, with an aggregate balance of $270.7 million, 460 multi-family loans with an aggregate balance of $48.3 million, 290 commercial real estate loans with an aggregate balance of $36.5 million, 172 other loans with an aggregate balance of $0.1 million and 7 home equity loans with an aggregate balance of $0.5 million.

(4) Net of related valuation allowance of $1.3 million, $2.2 million, $5.1 million, $14.4 million, $19.5 million and, $11.7 million for foreclosed real estate at December 31, 1996, 1995, 1994, 1993 and June 30, 1993 and 1992,
respectively.

(5) Excluding the effect of charge-offs and the $20 million valuation allowance relating to the portfolio of non-performing mortgage loans held for sale, the Company's ratio of non-performing loans to total loans and non-performing assets to total assets would have been 12.61% and 10.70% at December 31, 1993 and 12.27% and 11.58%, at June 30, 1993, respectively.


The following table sets forth information regarding the effect of non-accrual loans on interest if all non-accrual loans had been performing in accordance with their original terms.

                                     Year Ended December 31,
                                 -------------------------------
                                    1996       1995       1994
                                 ---------  ---------  ---------
                                          (In millions)
Interest Income
   As originally contracted       $  45.1    $  50.8    $  72.3
   As recognized                    (22.9)     (33.7)     (40.3)
   Reduction of interest income   $  22.2    $  17.1    $  32.0


At December 31, 1996, the Company's net other real estate owned totaled $28.6 million and was held directly by the Company and by subsidiaries of the Company which were formed for the purpose of holding and maintaining certain other real estate. See "Subsidiary Activities." At such date, net other real estate owned was comprised of 220 one-to four-family properties with an aggregate carrying value of $17.5 million, 39 multi-family properties with an aggregate carrying value of $4.0 million and 87 commercial real estate properties with an aggregate carrying value of $8.4 million. The Company or an independent inspector generally conducts monthly external inspections on all properties securing loans in foreclosure and generally conducts external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Company will charge off any loan principal it deems necessary at such times. The Company or an independent inspector conducts weekly inspections of its foreclosed real estate and periodically adjusts its valuation allowance for possible declines in the value of other real estate owned. The Company's valuation allowance for other real estate owned at December 31, 1996 totaled $1.3 million, or 4.3% of the aggregate gross value of other real estate owned. The Company is currently offering for sale substantially all real estate owned as a result of foreclosure through brokers and through its own personnel.

The Company's policies permit the financing of the sale of its foreclosed real estate on substantially the same terms applicable to its other real estate mortgage loans with the exception that the Company may loan up to 85% of the lesser of the appraised value or sales price of the foreclosed property.


ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained through provisions for possible loan losses based on management's on-going comprehensive evaluation of the risk inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate markets covering the Company's portfolio. The Company's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, costs and expenses associated with maintaining and holding the property until sale, and the costs associated with the Company's inability to utilize funds for other income producing activities during the estimated holding period of the property. In this regard, on at least a quarterly basis, the Company conducts: a review of the amount and frequency of delinquent loans which become non-performing and the average period of time for such loans to become non-performing; a review of the amount and frequency of non-accrual loans that are transferred to other real estate owned and the costs and average periods of time associated with such transfer; a review of the historical holding periods of foreclosed properties; a review of historical principal loss experience of sales of its foreclosed properties; and, based on recent sales activity, an analysis of the average estimated principal loss on loans in its portfolio. Through these analyses the Company attempts to maintain an allowance for possible loan losses sufficient to fund, in the aggregate, future net cash flow shortfalls related to the resolution of problem loans (both known and unknown but reasonably estimable) in its loan portfolio. The Company believes that, based on its loan underwriting criteria, including its lower loan-to-value ratio requirements, and historical charge-off activity, which has historically been below other savings institutions, the Company's current level of allowance for possible loan losses is adequate.

The following table sets forth the Company's allowance for possible loan losses at the dates and for the periods indicated. The balances below represent general loan loss reserves and are not allocable to specific loans in the Company's portfolio.

                                                                          Six Months Ended
                                                Year Ended December 31,      December 31,   Year Ended June 30,
                                          ----------------------------------------------------------------------
                                              1996        1995        1994        1993        1993        1992
                                          ----------  ----------  ----------  -----------  -----------  --------
                                                                  (Dollars in Millions)
Balance beginning of period                $ 105.5    $ 103.0      $ 147.0    $ 136.5      $ 130.5      $  83.8

Provisions charged to income                  15.7        9.5         32.3       25.3         63.6         59.9
Transfer from (to) allowance for
   loans held for sale                         ---        ---         11.6        ---        (20.0)         ---
Loans charged-off:
   Mortgage loans held for investment         (4.7)      (5.3)       (15.3)      (9.4)        (5.6)        (4.2)
   Other loans                                (0.2)       ---          ---        ---          ---          ---
   Mortgage loans held for sale                ---        ---         (4.9)       ---        (20.0)         ---
   Bulk sale charge-off of
   non-performing loans                        ---        ---        (56.1)       ---          ---          ---
   Net loan foreclosure costs                (12.6)     (10.2)       (16.8)      (6.1)       (12.0)        (9.0)
Total charge-offs                            (17.5)     (15.5)       (93.1)     (15.5)       (37.6)       (13.2)
Recoveries                                     1.3        8.5(2)       5.2        0.7          ---          ---
Balance end of period                      $ 105.0    $ 105.5      $ 103.0    $ 147.0      $ 136.5      $ 130.5
Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                          0.25%      0.12%        1.54%      0.27%        0.71%        0.27%
Ratio of allowance for possible
   loan losses to total loans
   receivable at the end of the period        1.41%      1.75%        1.79%      2.63%(1)     2.52%(1)     2.58%
Ratio of allowance for possible loan
   losses to total non-performing
   loans at the end of the period            29.48%     26.24%       26.26%     23.45%       23.70%       20.94%


(1) Excludes $52.1 million and $60.0 million, net, of non-performing mortgage loans held for sale at December 31, 1993 and June 30, 1993, respectively.

(2)  Includes a $6.1 million recovery of 1994's bulk sale charge off.


The following table sets forth the Company's allocation of the allowance for possible loan losses by loan category and the percent of loans in each category to total loans held for investment at December 31, 1996, 1995, 1994, 1993 and June 30, 1993 and 1992. The entire allowance for possible loan losses is a general valuation allowance applicable to the entire loan portfolio, and the portion of the allowance for possible loan losses allocated to each loan category has been estimated for presentation purposes and does not represent a limitation on the total allowance available to each loan category.

                                                    At December 31,                                      At June 30,
                          -----------------------------------------------------------------  ----------------------------------
                                1996             1995            1994             1993             1993              1992
                          ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                                Percentage       Percentage       Percentage       Percentage       Percentage       Percentage
                                 of Loans         of Loans         of Loans         of Loans         of Loans         of Loans
                                    in               in               in               in               in               in
                                 Category         Category         Category         Category         Category         Category
                                    to               to               to               to               to               to
                                   Total            Total            Total            Total            Total            Total
                          Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                          ------  -------  ------  -------  ------  -------  ------  -------  ------  -------  ------  -------
                                                                     (Dollars in millions)
Loan Category:Mortgage loans:
One-to-four family        $ 75.5   85.9%   $ 72.5   85.2%   $ 66.5   85.7%   $ 99.1   85.4%   $ 87.3   84.7%   $ 83.4   82.6%
Multi-family residential    16.0    7.3      18.2    7.9      19.8    7.9      26.2    8.2      27.0    8.5      25.8    9.7
Commercial                  13.2    6.3      14.6    6.3      16.4    6.1      21.1    5.9      21.6    6.3      20.6    7.1
Home equity loans from
lines of credit              0.3    0.2       0.2    0.1       0.3    0.2       0.6    0.4       0.6    0.4       0.7    0.5
Other loans                  ---    0.3       ---    0.5       ---    0.1       ---    0.1       ---    0.1       ---    0.1
Total allowance for
    possible loan losses  $105.0  100.0%   $105.5  100.0%   $103.0  100.0%   $147.0  100.0%   $136.5  100.0%   $130.5  100.0%


ENVIRONMENTAL ISSUES
The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing its loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for loans secured by residential real estate if environmental contamination makes security property unsuitable for use. This could also have a negative effect on nearby property values. The Company attempts to control its risk by training its appraisers, underwriters and members of its Executive Mortgage Loan Committee to be cognizant of signs indicative of environmental hazards. Prior to foreclosure, the Company additionally conducts environmental risk assessments on one-to four-family properties, where the Company has an indication of an environmental problem, and on multi-family and commercial properties, which are used for activities which have a greater degree of environmental risk, such as dry cleaning establishments and other industrial uses. The Company additionally conducts housing and building code violation searches on all multi-family properties prior to foreclosure to assess any potential environmental problems. The Company currently does not make loans secured by gasoline stations, automobile repair facilities or properties on which it is known that gasoline tanks are located. As of December 31, 1996, the Company had 25 loans with an aggregate balance of $2.8 million secured by gas stations, 87 loans aggregating $9.4 million secured primarily by automobile repair facilities or parking facilities, and 138 loans aggregating $21.6 million secured by factories, warehouses and other industrial buildings. At that date, the Company's other real estate owned included four warehouse or industrial properties with an aggregate carrying value of $0.4 million, all of which were held by a subsidiary of the Company. No gas stations or parking facilities were owned by the Company as of December 31, 1996. The Company has been named as a defendant in several legal complaints involving alleged ingesting of lead based paint, chips or dust by infant plaintiffs. See
Item 3 - "Legal Proceedings."

The Company believes its procedures regarding the assessment of environmental risk are adequate and, as of December 31, 1996, the Company was unaware of any environmental issues which would subject it to any material liability at this time. However, no assurance can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforeseen environmental risks.


INTEREST RATE RISK MANAGEMENT

Interest rate risk arises in the ordinary course of the Company's business, as the repricing characteristics of its mortgage loans do not necessarily match those of its deposit liabilities. The resulting interest rate risk is managed by careful attention to the mix of asset maturities and deposit offerings and by adjustments to the Company's investment portfolio and the use of off balance sheet instruments such as interest rate swaps and options. The investment strategies are designed and implemented (within policies and limits approved by the Board of Directors) by the Asset and Liability Management Committee, ("ALCO") comprised of the Chief Executive Officer, the Vice Chairman and other Senior Management Officers.

The Company entered into interest rate swap contracts to manage interest rate risk. The notional amount of these instruments are not reflected in the Company's balance sheet. At December 31, 1996, the notional amount of these contracts approximates $300.0 million. These contracts have a term of approximately 3 years, under which the Company pays an average fixed rate of 6.33% and receives an average variable rate of 5.52%.


SECURITIES INVESTMENT ACTIVITIES

The Board of Directors sets the securities investment policies of the Company and the Bank. These policies contain guidelines and limits regarding the credit quality, liquidity and market risk of the securities portfolios.

The Company's investment policy permits investments in various types of marketable investments including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, corporate debt securities, money market instruments, banker's acceptances, commercial paper and municipal obligations.

The Company's money market investments consist of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell ("reverse repurchase agreements"). Under these reverse repurchase agreements the Company advances cash at a negotiated rate of interest which is repaid the following business day. These agreements generally bear a higher rate of interest than federal funds sold and are collateralized by securities having market values of at least 102% of the amount of the funds advanced which are held by a third party custodian.

The Company has, through a third party agent bank/custodian, a securities lending program whereby the Company receives a fee for lending its U.S. government securities to securities dealers. The securities are collateralized by other U.S. government and federal agency securities having a market value of at least 102% of the loaned securities which are held by the third party bank/custodian. Pursuant to this program, the third party agent bank indemnifies the Company for losses related to borrower default, market risk and delivery failures.

The Company designates securities as held to maturity or available for sale. Securities held for indefinite periods of time for use in asset/liability management are classified as available for sale and are carried at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax.

The table below sets forth certain information regarding the carrying and market values of the Company's money market investments, securities available for sale and held to maturity.


                                                                    At December 31,
                                            ----------------------------------------------------------------
                                                     1996                  1995                  1994
                                            --------------------  --------------------  --------------------
                                            Amortized     Fair    Amortized     Fair    Amortized     Fair
                                               Cost      Value       Cost      Value       Cost      Value
                                            ---------  ---------  ---------  ---------  ---------  ---------
                                                                     (In millions)
Money market investments (1)                $  494.1   $  494.1   $1,550.7   $1,550.7   $  265.0   $  265.0
Investment securities:
Securities available for sale:
Government and Federal agency obligations
   U.S. Treasury notes/bills                $1,944.3   $1,928.4   $1,352.3   $1,356.3   $    ---   $    ---
   Agency discount notes/Asset backed
     securities                                 66.4       66.4    2,417.0    2,417.0        ---        ---
   Mortgage-backed securities                1,881.0    1,857.9    1,668.8    1,693.8        ---        ---
   Collateralized mortgage obligation           32.4       32.4        ---        ---        ---        ---
   Trust certificates collateralized
      by GNMA securities                       409.8      406.5      430.3      428.8        ---        ---
   Other                                        63.9       63.8        0.6        0.6        ---        ---
      Total securities available for sale   $4,397.8   $4,355.4   $5,869.0   $5,896.5   $    ---   $    ---

Securities held to maturity:
U.S. government and agencies                $    ---   $     --   $    ---   $    ---   $  703.3   $  698.2
Mortgage-backed securities                       ---        ---        ---        ---       28.4       29.1
Tax-exempt municipals                            0.6        0.6        0.7        0.7        0.7        0.6
Financial                                        3.4        3.4        3.6        3.7        3.5        3.5
Other                                            ---        ---        ---        ---        0.8        0.8
      Total securities held to maturity     $    4.0   $    4.0   $    4.3   $    4.4   $  736.7   $  732.2


(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements.

The table below sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's money market investments and debt securities at December 31, 1996. There were no securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1996.

                                                                 At December 31, 1996
                           --------------------------------------------------------------------------------------------------------
                                 One Year          One to         Five to         More than
                                 or Less         Five Years      Ten Years        Ten Years              Total Securities
                            ----------------  ---------------  -------------  ---------------  -------------------------------------
                                                                                                  Average
                                                                                                 Remaining          Estim-
                              AMOR-  WEIGHTED  AMOR-  WEIGHTED  AMOR-  WEIGHTED  AMOR-  WEIGHTED   YEARS    AMOR-    ated   WEIGHTED
                              TIZED  AVERAGE   TIZED  AVERAGE   TIZED  AVERAGE   TIZED  AVERAGE     TO      TIZED    FAIR    AVERAGE
                              COST     YIELD   COST    YIELD    COST    YIELD     COST   YIELD   MATURITY    COST    VALUE    YIELD
                             -------  ------  -------- ------- ------  ------- --------  ------ --------- --------  -------- -------
                                                                     (Dollars in millions)
Money market investments(1)  $ 494.1   6.75%  $    ---   ---%  $  ---    ---%  $    ---   ---%  $ ---     $  494.1  $  494.1   6.75%
Securities available for sale
U.S. Treasury notes/bills    1,143.1   5.47      801.2  5.33      ---    ---        ---   ---    1.58      1,944.3   1,928.4   5.41
Agency discount notes/AsseT
  backed securities              ---    ---       18.0  6.01     48.4   5.75        ---   ---    6.11         66.4      66.4   5.82
Mortgage-backed securities       ---    ---      189.0  5.97    216.7   6.63    1,475.3  6.83   15.89(2)   1,881.0   1,857.9   6.72
Collateralized mortgage
  obligations                    ---    ---        ---   ---      ---    ---       32.4  6.61   18.73(2)      32.4      32.4   6.61
Trust certificates
  collateralized
  by GNMA securities             ---    ---        ---   ---    409.8   5.97        ---   ---    8.90        409.8     406.5   5.97
Other                            ---    ---        ---   ---      ---    ---       63.9  5.69     ---         63.9      63.8   5.69

Total securities
      available for sale    $1,143.1   5.47%  $1,008.2  5.46%  $674.9   6.17%  $1,571.6  6.78%            $4,397.8  $4,355.4   6.04%
Securities held to maturitY
Tax exempt municipals       $    ---    ---%  $    ---   ---%  $  ---    ---%  $    0.6  7.50%  11.33     $    0.6  $    0.6   7.50%
Financial                        ---    ---        2.2  8.25      0.1   7.77        1.1  8.00   12.41          3.4       3.4   8.16

Total securities held
      to maturity           $    ---    ---%  $    2.2  8.25%  $  0.1   7.77%  $    1.7  7.82%            $    4.0  $    4.0   8.06%


(1) Consists of interest-bearing deposits on other banks, federal funds sold, and securities purchased under resale agreements.

(2) Mortgage-backed securities are presented based upon contractual maturity. The estimated average life of these securities, taking into account both scheduled and non-scheduled principal payments is 5.7 years.


During the year ended December 31, 1996, the Company sold available for sale securities aggregating $3.2 billion, resulting in gross realized gains of $2.7 million and gross realized losses of $2.1 million. There were no sales of securities during the years ended December 31, 1995 and 1994.


SOURCES OF FUNDS

GENERAL. Deposits, payments on loans and mortgage-backed securities and maturities and redemptions of investment securities are the primary sources of the Company's funds for lending, investing and other general purposes. Although the Company has not had any borrowed funds outstanding during the periods being reported, the Company has access to confirmed lines of credit from an unrelated financial institution aggregating $35.0 million.

DEPOSITS. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits consist of various types of savings, NOW, non-interest bearing checking, money market and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas served by its consumer branch network. Management determines the Company's deposit rates based upon market conditions and local competition. The Company relies primarily on competitive rates of interest, offering promotional rates, marketing and long-standing relationships with customers to attract and retain deposits. Certificates of deposit accounts in excess of $100,000 are not actively solicited by the Company.

At December 31, 1996, the Company had outstanding $687.8 million in certificates of deposit in amounts of $100,000 or more, maturing as follows:
                                                       Weighted
                                       Amount        Average Rate
                                     ---------       ------------
                                         (Dollars in millions)
Maturity Period:
Three months or less                 $  161.0             4.89%
Over three through six months           133.4             5.09
Over six through twelve months          181.2             5.12
Over twelve months                      212.2             5.88
  Total                              $  687.8             5.29%


The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of period end balances instead of average balances results in any material differences to the information presented.

                                                                    At December 31,
                                           -------------------------------------------------------------------
                                                          1996                             1995
                                           --------------------------------  ---------------------------------
                                                                   Weighted                           Weighted
                                                        Percent     Average                Percent    Average
                                                       of Total     Nominal               of Total    Nominal
                                             Amount    Deposits      Rate      Amount     Deposits      Rate
                                           ---------  ----------  ---------  ----------  ----------  ---------
                                                                   (Dollars in millions)
Account type:
Savings and club                           $ 1,901.7      16.60%      2.77%   $ 2,034.7      15.77%      2.79%
NOW and checking                               524.2       4.58       1.86        501.8       3.89       1.89
Variable rate savings                        1,853.7      16.19       3.36      1,995.3      15.47       3.52
Money market                                   561.3       4.90       3.25        635.7       4.93       3.31
      Total                                  4,840.9      42.27       2.88      5,167.5      40.06       2.99

Term certificates of deposit:
  Certificates of deposit over $100,000        687.8       6.01       5.29        771.0       5.98       5.72
  Certificates of deposit less than
    $100,000 with original maturities of:
      Six months or less                       227.1       1.98       3.83        589.7       4.57       4.87
      Six to 12 months                       1,811.2      15.82       4.63      2,111.9      16.37       5.20
      12 to 30 months                        1,702.1      14.86       5.44      1,659.7      12.87       5.88
      30 to 48 months                          258.9       2.26       6.26        272.3       2.11       5.93
      48 to 72 months                          695.6       6.07       5.88        944.3       7.32       6.42
      72 to 84 months                           72.0       0.63       6.56         80.6       0.63       6.80
  IRA and Keoghs less than 3 years           1,156.7      10.10       5.08      1,301.3      10.09       5.42
      Total term certificates of deposit     6,611.4      57.73       5.17      7,730.8      59.94       5.62
      Total deposits                       $11,452.3     100.00%      4.21%   $12,898.3     100.00       4.57%

                                                     At December 31
                                           --------------------------------
                                                          1994
                                           --------------------------------
                                                                   Weighted
                                                         Average    Percent
                                                         Nominal   of Total
                                              Amount    Deposits     Rate
                                           ----------  ---------  ---------
                                                 (Dollars in millions)
Account type:
Savings and club                           $   602.2      11.53%      3.15%
NOW and checking                               110.1       2.11       2.24
Variable rate savings                        1,182.9      22.65       3.25
Money market                                   427.0       8.17       3.15
      Total                                  2,322.2      44.46       3.16

Term certificates of deposit:
  Certificates of deposit over $100,000        238.0       4.56       5.83
  Certificates of deposit less than
    $100,000 with original maturities of:
      Six months or less                       158.1       3.03       3.92
      Six to 12 months                         374.0       7.16       4.43
      12 to 30 months                          865.2      16.55       4.70
      30 to 48 months                           37.0       0.71       5.62
      48 to 72 months                          872.4      16.70       6.81
      72 to 84 months                           39.1       0.75       6.14
  IRA and Keoghs less than 3 years             317.5       6.08       4.48
      Total term certificates of deposit     2,901.3      55.54       5.36
      Total deposits                       $ 5,223.5     100.00%      4.38%


The following table presents, by various rate categories, the amount of certificates of deposit outstanding at the dates indicated.

                                   At December 31,                     Maturities at December 31, 1996
                    ------------------------------------------  --------------------------------------------
                                                                 Within     One to
                       1996       1995       1994       1993    One Year  Three Years  Thereafter    Total
                    ---------  ---------  ---------  ---------  ---------  ----------  ---------  ----------
                                                        (In millions)
Certificates of
  deposit accounts:
3.99% or less       $1,237.3   $  127.8   $  486.1   $1,013.0   $1,196.1    $   41.0    $    0.2   $1,237.3
4.00% to 4.99%       1,149.5    1,215.0      861.8      634.5      919.6       204.6        25.3    1,149.5
5.00% to 5.99%       3,166.9    3,869.6      721.9      435.2    2,086.3     1,004.9        75.7    3,166.9
6.00% to 6.99%         751.5    1,893.2      367.2      252.0      346.7       246.2       158.6      751.5
7.00% to 7.99%         297.2      606.2      306.3      352.5      153.4       116.8        27.0      297.2
8.00% to 8.99%           8.1       11.1      157.9      193.1        4.9         2.4         0.8        8.1
9.00% or greater         0.9        7.9        0.1       44.6        0.2         0.7         ---        0.9
    Total           $6,611.4   $7,730.8   $2,901.3   $2,924.9   $4,707.2    $1,616.6    $  287.6   $6,611.4


SUBSIDIARY ACTIVITIES The Company has formed two subsidiaries:

GreenPoint Community Development Corp. This for-profit community development subsidiary was incorporated in 1993. The subsidiary offers lending programs, development opportunities and assistance, consulting and other activities which promote the objective of greater access to affordable housing for low-and moderate-income persons residing in the New York metropolitan area. GreenPoint Community Development Corp. is a subsidiary of the holding company.

GREENPOINT BANK. The Bank was organized in 1868 as a New York State chartered mutual savings bank. On January 28, 1994, the Bank converted from the mutual to the stock form of ownership, and 100% of its outstanding shares were acquired by the Company. The Bank is the principal subsidiary of the Company.

As of December 31, 1996, the Bank has formed ten subsidiaries:

GREENPOINT MORTGAGE CORP. This subsidiary was incorporated on October 12, 1994 and began operations in the first quarter of 1995. On July 7, 1995, GPMC acquired the wholesale residential mortgage lending business of BarclaysAmerican/Mortgage Corp. ("BAM"). GPMC's activities consist of the origination, sale and servicing of mortgage loans.

GREENPOINT MORTGAGE TRUST. This subsidiary was incorporated on February 16, 1996, as a real estate investment trust established for the purpose of acquiring, holding and managing real estate mortgage assets.

GREENPOINT PURCHASING CORP. This subsidiary was incorporated on July 19, 1996, with an agreement between the Company and the Nassau County Industrial Development Agency. This agreement enables the Company, on a sales tax exempt basis, to (1) purchase and/or lease machinery and equipment for the Lake Success facility and (2) renovate and improve the facility.

GREENPOINT CORPORATE OFFICER LIFE INSURANCE. This subsidiary was incorporated on July 25, 1996, as an insurance trust established for the purpose of purchasing corporate life insurance policies for the officers of the Company.

3090 OCEAN AVENUE REALTY CORP. This subsidiary was incorporated on June 6, 1996, as a real estate investment subsidiary.

OTHER REAL ESTATE SUBSIDIARIES. The Bank has formed five wholly-owned subsidiary corporations, all of which are incorporated under the laws of the State of New York, for the purpose of holding and maintaining certain properties acquired by the Bank as a result of foreclosure proceedings or deeds in lieu thereof. As of December 31, 1996, four of these subsidiaries were active. The Bank attempts to limit the carrying value of property held by any one subsidiary to approximately $5 million. Accordingly, in the event the Bank acquires additional properties through foreclosure or deeds in lieu thereof, the Bank may form additional subsidiaries for the purpose of holding and maintaining such properties. The properties selected by the Bank to be held in its subsidiaries generally consist of multi-family properties with five units or more, commercial properties and one-to four-family properties which have been identified by the Bank as having attributes which may subject the Bank to liabilities beyond those normally associated with its other real estate such as properties which are not in compliance with building codes or properties with potential environmental problems. A description of the Bank's subsidiaries are set forth below:

NEERG CORP. This subsidiary was formed in January 1990 and currently holds 32 properties having an aggregate carrying value of $3.1 million and an aggregate appraised value of $4.1 million, as of December 31, 1996, based on the Company's most recent appraisals.

298 15TH STREET REALTY CORP. This subsidiary was formed in January 1993 and currently holds 30 properties having an aggregate carrying value of $2.8 million and an aggregate appraised value of $3.9 million as of December 31, 1996, based on the Company's most recent appraisals.

NEERG SECOND CORP. This subsidiary was formed in June 1993 and currently holds 24 properties having an aggregate carrying value of $2.5 million and an aggregate appraised value of $3.2 million, as of December 31, 1996, based on the Company's most recent appraisals.

ALPHA REO CORPORATION. This subsidiary was formed in March 1994 and currently holds 30 properties having an aggregate carrying value of $2.7 million and an aggregate appraised value of $3.7 million, as of December 31, 1996, based on the Company's most recent appraisals.

BETA REO CORP. This subsidiary was formed in June 1994 and currently holds no properties.


SAVINGS BANK LIFE INSURANCE

As an issuing Company, the Company offers Savings Bank Life Insurance ("SBLI") to its customers up to the legal maximum of $50,000 per insured individual and, as a trustee Company, offers an additional $500,000 in group coverage per insured under SBLI's Financial Institution Group Life Insurance policy. The Company also offers insurance coverage for qualifying full-time employees in amounts up to $1,000,000 and group mortgage life insurance in amounts up to $110,000. The SBLI Department's activities are segregated from the Company and, while they do not materially affect the Company's earnings, management believes that offering SBLI is beneficial to the Company's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Company for expenses incurred on its behalf.


PERSONNEL

As of December 31, 1996, the Company had 1,807 full-time employees and 283 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


FEDERAL TAXATION

Generally, the Company and its subsidiaries report income on a consolidated calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly, the Bank's addition to its tax reserve for bad debts as discussed below. The following discussion of tax matters is intended as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. The Company has not been audited by the Internal Revenue Service during the last five years.

BAD DEBT RESERVES. For tax years prior to 1996, under the Internal Revenue Code a special bad debt deduction for additions to the tax bad debt reserve was allowed. Recently enacted federal legislation eliminated this reserve method. For tax years beginning after December 31, 1995, the Bank is only permitted to take federal deductions for bad debts on the basis of actual loan charge off activity (specific charge-offs). This legislation also requires that the Bank recapture into taxable income the portion of existing tax bad debt reserve created in tax years beginning after December 31, 1987 over a six year period. The amount of such reserve subject to recapture at December 31, 1996 is approximately $2 million.

Provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank is permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Bank's loss history ("Experience Method") or a statutory percentage equal to 32% of the Bank's New York State or City taxable income ("Percentage Method"). The Bank used the percentage method for 1995 and expects to use the percentage method for 1996.

TAXABLE DISTRIBUTIONS AND RECAPTURE. Under prior federal law, tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserve remain subject to recapture should the Bank make certain non dividend distributions or cease to maintain a bank charter. Management has no intention of taking such actions.

At December 31, 1996, the Bank's total federal pre-1988 reserve was approximately $140 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

The Bank also maintains a state and local tax reserve for qualifying loans in excess of the federal reserve for which no state and local tax has been provided. The amount of the Bank's state and city tax reserve for qualifying loans in excess of the Federal Reserve balance as of December 31, 1996 was approximately $168 million. In the event the Bank were to allow "qualifying assets" to fall below 60% of total assets or otherwise fail definitional tests, the Bank would no longer be subject to the New York State and City reserve method of computing bad debt deductions as described above. As a result, the Bank would record a charge relating to this balance of the then existing tax reserves. Future bad debt deductions would be based on a "specific loan charge-off" method which is closely reflective of financial statement loan charge-off activity. Management is not contemplating any actions that would cause recapture of the qualifying reserves into taxable income.

CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income ("AMT") at a rate of 20%. AMTI is calculated as federal taxable income adjusted for certain items of "tax preference". For tax years beginning before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million, was imposed on corporations, including the Company, whether or not an alternative minimum tax ("AMT") was paid. The Company does not expect to be subject to the AMT. The Company was subject to an environmental tax liability for the tax year ended December 31, 1995, which was not material.

DIVIDENDS RECEIVED EXCLUSION AND OTHER MATTERS. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received exclusion is generally 70% in the case of dividends received from unaffiliated corporations with which the Company will not file a consolidated tax return, except that if the Company owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be excluded.


STATE AND LOCAL TAXATION

NEW YORK STATE AND NEW YORK CITY TAXATION. The Company and the Bank report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State
(c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1996, the surcharge rate is 17% of the State franchise tax liability. For 1996, an additional 2.5% tax surcharge on the New York State Franchise Tax is also imposed on the Company. New York City does not impose surcharges applicable to the Company.

The Company is being audited by the New York State Department of Taxation and Finance for the tax years 1992, 1993 and 1994. The Company is also being audited by the New York City Department of Finance for the tax years 1992 and 1993. Management of the Company believes that any actions taken by the taxing authorities will not materially affect the financial condition and results of operations of the Company.

MULTI STATE TAXATION. GPMC engages in mortgage lending activities in approximately 40 states. Generally, GPMC is subject to tax in a state on the basis of income generating activities occurring within that state. Generally, state taxes are imposed on allocated income, average assets or a nominal minimum tax. For the tax year ended December 31, 1996, GPMC is expected to file returns in most states using the allocated income alternative.

DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000.


BANK REGULATION AND SUPERVISION

The Bank is a New York State chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC. The Bank is subject to extensive regulation by the New York State Banking Department (the "Banking Department"), as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the Banking Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches, mergers with, or acquisitions of, other depository institutions and the acquisition of assets and the assumption of liabilities of other financial services companies. There are periodic examinations by the Banking Department and the FDIC to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Banking Department, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the Board of Governors of the FRB and of the United States Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Company and to the Bank are referred to below or elsewhere herein.

NEW YORK STATE LAW. The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto. See "Federal Deposit Insurance Corporation Improvement Act of 1991-Restrictions on State-Chartered Banks."

The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Banking Department, as limited by FDIC regulations. See "Federal Deposit Insurance Corporation Improvement Act of 1991-Restrictions on State-Chartered Banks." Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets subject to specified limits.

New York State chartered savings banks may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Banking Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered Banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Banking Department that any director, employee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, employee or officer may be removed from office after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the Banking Department against the Bank or any of its directors, officers or employees.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. On December 19, 1991, FDICIA became law. While FDICIA primarily addresses required capital levels of insured institutions, and prompt corrective action for such institutions as capital levels decline, it also imposes a number of new mandatory supervisory measures on commercial banks, savings banks and savings associations.

FDICIA requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate federal banking regulators, having an annual audit of financial statements performed by an independent public accountant and establishing an independent audit committee comprised solely of outside directors. FDICIA and its implementing regulations also mandates certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits.

RESTRICTIONS UPON STATE-CHARTERED BANKS. FDICIA added new Section 24 to the Federal Deposit Insurance Act (the "FDI Act") which generally limits the activities and equity investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 thereof ("Section 24") or consented to by the FDIC.

In October 1992, the FDIC adopted final regulations governing the equity investments of such banks, effective on December 9, 1992, which generally prohibit equity investments in securities and real estate by such banks and require the divestiture of such investments by December 19, 1996. Section 24 provides an exception for investments in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies by a bank if (1) the bank held such types of investments during the 14 month period from September 30, 1990 through November 26, 1991, (2) the state in which the bank is chartered permitted such investments as of September 30, 1991, and (3) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to its core capital. Section 24 also contains an exception for certain majority owned subsidiaries. Any bank holding impermissible equity investments that do not receive FDIC approval must submit to the FDIC a plan for divesting such investments as quickly and prudently as possible.

In December 1993 the FDIC adopted final regulations pertaining to the activity restrictions imposed upon insured savings banks and their subsidiaries by
Section 24. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities may apply for approval from the FDIC to do so if such bank meets its minimum capital requirements. The FDIC will not approve an activity that it determines to present a significant risk to the FDIC insurance funds.

PROMPT CORRECTIVE ACTION. FDICIA also establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, FRB, the Office of the Comptroller of the Currency ("OCC") and the Office of Thrift Supervision ("OTS") have adopted final rules, effective December 19, 1992, which require such regulators to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Regulatory action taken will depend on the level of capitalization of the institution and may range from restrictions on capital distributions and dividends to seizure of the institution. Generally, subject to a narrow exception, FDICIA requires the Banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized within 90 days after becoming critically undercapitalized.

The final rule adopted by the FDIC on September 15, 1992, to implement the prompt corrective action section of FDICIA, generally provides that an insured institution that has a total capital to risk-based assets ratio of less than 8.0%, core capital to risk-based assets of less than 4.0% or core capital to total assets ("leverage capital ratio") of less than 4.0% would be considered to be "undercapitalized." An insured institution that has total capital to risk-based assets of less than 6.0%, core capital to risk-based assets of less than 3.0% or a leverage capital ratio that is less than 3.0% would be considered to be "significantly undercapitalized" and an insured institution that has a tangible capital to assets ratio equal to or less than 2.0% would be deemed to be "critically undercapitalized." See "Capital Maintenance." Generally, under the rule, an insured institution that is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The filing of a capital restoration plan, which must be guaranteed by any parent holding company, is also required. In addition, "critically undercapitalized" institutions must receive prior written approval from the FDIC to engage in any material transaction other than in the normal course of business.

INSURANCE OF DEPOSIT ACCOUNTS. The Bank is a member of the Bank Insurance Fund ("BIF") of the FDIC. As a result of the HSA acquisition, approximately 76% of the Bank's deposits (or approximately $9.86 billion), are insured by the BIF, while the remainder, (or approximately $3.04 billion), are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Deposit insurance premium rates on the Bank's BIF-insured deposits are currently 1.296 and 6.48 basis points on the Bank's SAIF deposits.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1996, the Bank's capital exceeded the capital requirements imposed by the FDIC.

CAPITAL MAINTENANCE. FDIC regulations require insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital ratio requirement of not less than 3% for banks that receive the highest examination rating awarded by the FDIC. For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Tier 1 capital (also referred to as "Core capital") is comprised of the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights). At December 31, 1996, the Bank's ratio of Tier 1 capital to total assets equaled 6.64%, which exceeded the minimum leverage requirement.

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 8% and Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or off-balance sheet item. The components of core capital are equivalent to those discussed above under the leverage capital ratio requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital.

At December 31, 1996, the Bank's total capital to risk-weighted assets ("risk-based capital ratio") was 16.40% and its Tier 1 capital to risk-weighted assets ("Tier 1 risk-based capital ratio") was 15.15%, which exceeded the FDIC risk-based capital requirements.

LOANS-TO-ONE-BORROWER LIMITATIONS.   With certain limited exceptions, a New
York State chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

FDICIA requires the federal banking agencies to revise their risk-based capital guidelines to, among other things, take adequate account of interest rate risk. The federal banking agencies continue to consider modifications of the capital requirements applicable to banking organizations. In August 1995, the Federal banking agencies amended their risk-based capital guidelines to provide that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies also issued a proposed policy statement that describes the process that the agencies will use to measure and assess the exposure of a bank's capital to changes in interest rates. The agencies would issue proposed regulations for establishing explicit charges against capital to account for interest rate risk.

STANDARDS FOR SAFETY AND SOUNDNESS.   The FDI Act, as amended by FDICIA and the
Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), requires the FDIC, together with the other federal bank regulatory agencies, to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, assets quality, earnings, stock valuation, and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The FDIC and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the FDIC adopted regulations that authorize, but do not require, the FDIC to order an institution that has been given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the FDIC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

ANNUAL INDEPENDENT AUDIT AND REPORTING REQUIREMENTS. On June 2, 1993, the FDIC adopted a final rule and related guidelines implementing the external audit, audit committee and management reporting requirements of Section 36 of the FDI Act. Under the FDIC rule, each insured depository institution with $500 million or more in total assets as of the beginning of each fiscal year after December 31, 1992 must have an annual audit of its financial statements by an independent accountant in accordance with GAAP and file an annual report with the FDIC, its primary federal regulator and any appropriate state Banking agency. For an insured depository institution that is a subsidiary of a holding company, the independent audit requirement of the rule may be satisfied by audited financial statements of the consolidated holding company. The annual report required by the rule must contain: financial statements audited by an independent public accountant; a statement of management's responsibilities for preparing the annual financial statements, establishing and maintaining adequate internal controls and procedures for financial reporting, and complying with laws, regulations, or guidelines relating to safety and soundness designated by the FDIC and the appropriate Federal Banking agency; a separate assessment by management on the effectiveness of the internal controls and procedures and the institution's compliance with the designated safety and soundness laws, regulations and guidelines; and the independent public accountant's report on management's assertions concerning the internal controls and procedures.

In addition, insured depository institutions with total assets of $500 million or more are required to establish an audit committee comprised entirely of independent outside directors to review the annual audit findings and reports with management and the independent public accountant. There are more stringent criteria for audit committees of institutions with $3 billion or more in total assets, such as the Bank, including the requirements that at least two committee members have banking or related financial management experience and that the committee have access to its own outside counsel. The Bank has an audit committee in place which complies with this requirement.

EXTENSION OF CREDIT.   Under FDICIA, the federal banking agencies are required
to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under joint regulations adopted by the banking agencies, which became effective March 19, 1993, all financial institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating received during 1996 from the FDIC, was "outstanding", the highest rating available.

NEW YORK STATE REGULATION.   New York State also requires banking institutions
organized in New York State to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank is subject to an annual review by the Banking Department in regards to a bank's CRA performance. The NYCRA requires the Banking Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's NYCRA rating, received at its last review from the Banking Department in 1996, was "outstanding", the highest rating available.

FEDERAL RESERVE SYSTEM.   Under FRB regulations, the Bank is required to
maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that an institution maintain reserves of 3% against aggregate transaction accounts of $52.0 million or less (subject to adjustment by the FRB) plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

INTERSTATE BANKING AND BRANCHING.   In the past, interstate banking has been
limited under the Bank Holding Company Act (the "BHCA") to those states that permitted interstate banking by statute. New York was one of a number of states that, subject to the reciprocity conditions of the New York Banking Law (the "Banking Law"), permitted out-of-state bank holding companies to acquire New York banks. By 1994, most states had adopted statutes permitting multistate bank holding companies. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act") was enacted on September 29, 1994. The Interstate Banking Act now permits approval under the BHCA of the acquisition by a bank holding company that is well capitalized and managed of a bank outside the holding company's home state regardless of whether the acquisition is permitted under the law of the state of the acquired bank. The Federal Reserve Board may not approve an acquisition under the BHCA that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

In the past, branching across state lines was not generally available to a state bank, such as the Bank. Out-of-state branches are authorized under the Banking Law, but similar authority does not exist generally under the laws of most other states. The Interstate Banking Act, beginning June 1, 1997, permits the responsible banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under state law. Accordingly, the Interstate Banking Act will permit a bank to have branches in more than one state. A state may "opt in" to the provisions of the Interstate Banking Act prior to June 1, 1997, and a state may "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date.

The Interstate Banking Act will facilitate the consolidation of the banking industry that has taken place over recent years and will allow the creation of larger, presumably more efficient, banking networks, which may affect the competition the Bank faces in the future. The effect of the Interstate Banking Act on the Bank, if any, is likely to occur as banking institutions, state legislators and bank regulators respond to the new federal regulatory structure. The states will have to establish appropriate corporate law, tax and regulatory structures to adjust to the growth of new interstate banks.

DIVIDEND RESTRICTIONS.   New York law imposes certain restrictions on the
payment of dividends, including a provision that, without regulatory approval, the Bank cannot declare and pay dividends in any calendar year in excess of its "net profits" for such year combined with its "retained net profits" of the two preceding years, less any required transfer to surplus.


HOLDING COMPANY REGULATION AND SUPERVISION

FEDERAL REGULATION. The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended ("BHCA").

The Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank.

The Company is required, under certain circumstances, to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The BHCA also prohibits the acquisition by the Company of more than 5% of the voting shares, or substantially all the assets of a bank located outside the State of New York unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. New York State banking law permits the interstate acquisition of banking institutions by bank holding companies on a nationwide and reciprocal basis. See Item 5 "Restrictions on Acquisition of the Company and the Bank. "In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the Banking Department.

The Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB.

The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

In addition, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the FRB has determined by regulation to be closely related to banking are:
(i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as a fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

Under the FDI Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever acquired as a separate subsidiary a depository institution in addition to the Bank.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit issued on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and federal regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, Directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

The Company and its subsidiary, the Bank, will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company.

NEW YORK STATE BANK HOLDING COMPANY REGULATION. In addition to federal bank holding company regulations, a bank holding company organized or doing business in New York State may be also subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution is not deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the Banking Department is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries. Although the Company is not currently a bank holding company for purposes of New York State law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another bank or bank holding company would cause it to become such.

ACQUISITION OF THE COMPANY-FEDERAL RESTRICTIONS. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB has 60 days within which to act on such notice, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. See "Holding Company Regulation."

NEW YORK STATE CHANGE-IN-CONTROL RESTRICTIONS. In addition to the CIBCA, the New York State Banking Law generally requires prior approval of the New York State Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution which is organized in New York State. See "Restrictions on Acquisition of the Company and the Bank-Regulatory Restrictions-New York State Change-in-Control Regulation."

FEDERAL SECURITIES LAW. The Company's Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.


ITEM 2.  PROPERTIES

The Company's executive office is located at 90 Park Avenue, New York, New York. This location contains approximately 41.1 thousand square feet of commercial office space, located on the 4th floor, which the Company leases. The Company also has an operating center at 1981 Marcus Avenue, Lake Success, New York. This location contains approximately 105.3 thousand square feet of commercial office space, which the Company leases.

The Company operates its consumer banking activities out of 76 branches located throughout the New York Metropolitan area.

The Company operates its mortgage lending activities from its Lake Success operating center, as well as Charlotte, North Carolina and Englewood Cliffs, New Jersey. Hub offices are located in California, Connecticut, Florida, Illinois, Massachusetts, Pennsylvania, Texas and Virginia.


ITEM 3.  LEGAL PROCEEDINGS

PENDING LITIGATION

With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank has been named as a defendant in thirteen unrelated legal complaints which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally, there are eleven other instances of threatened litigation. The complaints are in various early stages of discovery. Outside counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at this time. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company's shareholders during the quarter ended December 31, 1996.


ITEM 4A.  EXECUTIVE OFFICERS

The following sets forth certain information regarding the individuals who are deemed to be executive officers of the Company.

THOMAS S. JOHNSON, 56, has been the Chairman, President and Chief Executive Officer of the Company and of the Bank since joining the Company in August 1993. Mr. Johnson has served as President of both Chemical Bank and Manufacturers Hanover Trust Company. He is a Director of R.R. Donnelley & Sons Company, a printing company, Online Resources & Communications Corporation, and of a trustee of not-for-profit organizations including The Institute of International Education, The Asia Society, The United States Japan Foundation, WNET Channel 13, New York and Trinity College. A graduate of Trinity, Mr. Johnson received a masters degree in business administration from Harvard University.

BHARAT B. BHATT, 53, joined the Company in July 1995 and serves as Vice Chairman of the Company and the Bank. Prior to joining the Company, Mr. Bhatt was the Chief Financial Officer of Shawmut National Corporation (1992 -1994), Senior Vice President at Mellon Bank (1989-1992) and Vice President at Chemical Bank (1971-1989). Mr. Bhatt attended the Management Program at Harvard Business School. Mr. Bhatt holds a Bachelor of Laws and a Bachelor of Commerce degree from the University of Bombay. Mr. Bhatt is also a member of the Institute of Chartered Accountants.

BERNADETTE ARIAS, 50, joined the Bank in 1963 and serves as an Executive Vice President of the Company and the Bank. Her primary area of responsibility is Consumer Banking Services. Mrs. Arias holds an undergraduate degree in Accounting and a graduate degree in Marketing from New York University. She is a Board Member of the Helen Keller Services for the Blind and the Futures in Education foundation.

MARTIN S. DASH, 54, joined the Bank in 1964 and serves as an Executive Vice President of the Company and the Bank. His primary area of responsibility is Mortgage Lending and Servicing. Mr. Dash holds a Business Degree from Bernard Baruch School of Business Administration of the City University of New York and studied toward a masters degree in business administration at the Bernard M. Baruch Graduate Business School. Mr. Dash is on the Board of the New York Hospital Medical Center of Queens' Advisory Board and is a member of various community and industry organizations including the Board of Managers of the Flushing/Bayside YMCA and the YMCA of Greater New York.

CHARLES P. RICHARDSON, 50, joined the Company in April, 1993 and serves as the Company's and Bank's Executive Vice President and Chief Financial Officer. Mr. Richardson holds a business degree in Accounting from Temple University. Prior to his joining the Company, Mr. Richardson was Executive Vice President and Chief Financial Officer for Dollar Dry Dock Bank (1985-1992) and was a banking and thrift industry consultant (1992-1993).

HOWARD C. BLUVER, 40, joined the Company and the Bank in June 1994 as Senior Vice President, General Counsel and Secretary. Mr. Bluver is a graduate of the State University of New York at Albany and the State University of New York at Buffalo School of Law. Prior to joining the Company and the Bank, he served as Deputy Chief Counsel for Corporate Transactions in the United States Treasury Department's Office of Thrift Supervision. Prior thereto, he was in the private practice of law.

RAMESH SHAH, 48, joined the Bank in June 1996 as Executive Vice President, Marketing and Product Development. Mr. Shah holds a Masters in Business Administration from Columbia University and a Bachelor of Arts degree from Bates College. Prior to joining the Bank, Mr. Shah was Senior Vice President of NatWest Bancorp. (1994 - 1996); Senior Vice President of Shearson Lehman Brothers (1991 - 1994) and Senior Vice President of American Express Company (1988 - 1991).

JEFFREY LEEDS, 51, joined the Bank in September 1995 as Senior Vice President and Treasurer. Mr. Leeds earned a Bachelor's Degree in economics from the University of Michigan and holds a Masters in Business Administration and Master of Philosophy from the Columbia University Graduate School of Business. Prior to joining the Bank, Mr. Leeds held a variety of positions at Chemical Bank. His final assignment was as Head of the Asset and Liability Management staff. Prior to that he served for seven years as Chief Money Market Economist. Mr. Leeds began his career as an economist at the First National Bank of Chicago. He also spent two years as Director of New Product Development at the Chicago Board Options Exchange.

RALPH HALL, 47, is President and Chief Executive Officer of GreenPoint Mortgage Corp. Mr. Hall had been General Manager, Chief Operating Officer and Director of General Motors Acceptance Corporation (GMAC) Mortgage from 1992 to 1994; and President, Chief Executive Officer and a Director of GMAC Capital Corp. from 1988 to 1992. Mr. Hall began his mortgage career at Citicorp Mortgage, Inc. from 1986 to 1988; his last position at the Company being Vice President of Operations and Product Development. Previously, he was a Senior Consulting Manager with Arthur Anderson & Co. from 1978 to 1986. Ralph Hall served in the United States Marine Corps from 1967 to 1971. Mr. Hall holds a MBA at the University of Houston (1977) and a BS/BA in Accounting and Economics at Southwest Missouri State University (1974).



                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is currently listed on the New York Stock Exchange
(NYSE) under the symbol "GPT." Trading in the Company's stock commenced on January 28, 1994. As of March 21, 1997, 47,152,976 shares of common stock were issued and outstanding, and held by approximately 5,053 holders of record. The Company paid a cash dividend of $0.20 per share in February, May, August and November 1996, as well as 1995.

Information relating to the high, low and quarter-end closing sales prices of the Common Stock appears on page 43 in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The above-captioned information appears under "Five Year Selected Consolidated Data" on pages 11 and 12 in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above captioned information appears under "Management's Discussion and Analysis" on pages 13 through 21 in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The above captioned information appears on pages 22 through 43 in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information contained in the Company's Current Report on Form 8-K, which was filed with the SEC on March 12, 1996, is incorporated herein by reference.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the heading "Information with Respect to Nominees and Continuing Directors" on pages 3 through 5 in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 2, 1997, which was filed with the SEC on March 21, 1997, is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation included under the heading "Executive Compensation" on pages 10 through 12 (excluding the Stock Performance Graph on page 12) in the Company's Definitive Proxy Statement for its Annual meeting of Shareholders to be held on May 2, 1997, which was filed with the SEC on March 21, 1997, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management included under the heading "Securities Owned by Directors and Executive Officers" on page 6 in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 2, 1997, which was filed with the SEC on March 21, 1997, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" on page 16 in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 2, 1997, which was filed with the SEC on March 21, 1997, is incorporated herein by reference.



                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                          GREENPOINT FINANCIAL CORP.
          LIST OF EXHIBITS (FILED HEREWITH UNLESS OTHERWISE NOTED)


(a)  The following documents are filed as a part of this report:

  (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to
Stockholders:

                                                                  Pages
                                                                  -----
Report of Independent Accountants                                   44

Consolidated Statements of Financial Condition as
  of December 31, 1996 and 1995                                     22

Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994                                  23

Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994                            25

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1996, 1995 and 1994              24

Notes to the Consolidated Financial Statements                      27




Exhibit
Number

 2.1 Purchase of Assets and Liability Assumption Agreement by and between Home Savings of America, FSB, and GreenPoint Bank (1)
 3.1   Certificate of Incorporation of GreenPoint Financial Corp. (2)
 3.2   Bylaws of GreenPoint Financial Corp.
 3.3   Restated Organization Certificate of GreenPoint Bank  (3)
 3.4   Bylaws of GreenPoint Bank
10.1 Employment Agreement and Change of Control Agreement between GreenPoint Financial Corp., GreenPoint Bank and Bharat B. Bhatt
10.2 Amended Employment Agreement between GreenPoint Financial Corp., GreenPoint Bank and Thomas S. Johnson (4)
10.3 Employment Agreements and Change of Control Agreements between GreenPoint Financial Corp., GreenPoint Bank and Bernadette Arias, Martin S. Dash and Charles P. Richardson (5)
10.4   GreenPoint Financial Corp. Amended and Restated 1994 Stock Incentive
       Plan (6)
10.5   GreenPoint Financial Corp. 1994 Non-Employee Directors Stock Option
       Plan (7)
10.6   GreenPoint Financial Corp. 1994 Annual Incentive Plan  (8)
10.7   GreenPoint Financial Corp. 1994 Long Term Incentive Plan (9)
10.8   GreenPoint Bank Recognition and Retention Plan for Employees (10)
10.9   GreenPoint Bank Retirement Plan for Independent Directors (11)
10.10  GreenPoint Bank 1993 Directors' Deferred Fee Stock Unit Plan (12)
10.11  GreenPoint Bank Employee Protection Plan for Officers (13)
10.12  GreenPoint Bank Employee Protection Plan for Staff Members (14)
11.1   Statement Regarding Computation of Per Share Earnings
13.1   Annual Report to Stockholders for Fiscal Year ended December 31, 1996
21.1   Subsidiaries of the Company
23.1   Consent of Independent Accountants
27.1   Financial Data Schedule

________________

(1) Incorporated by reference to Exhibit 2.1 to the Company=s Quarterly Report on Form 10-Q, dated June 30, 1995
(2) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, dated March 31, 1995
(3)   Incorporated by reference to Exhibit 3.3 to the 1994 10-K
(4)   Incorporated by reference to Exhibit  10.1 to the 1994 10-K
(5)   Incorporated by reference to Exhibit  10.2  to the 1994 10-K
(6)   Incorporated by reference to Exhibit  10.3  to the 1994 10-K
(7)   Incorporated by reference to Exhibit  10.4  to the 1994 10-K
(8)   Incorporated by reference to Exhibit  10.5  to the 1994 10-K
(9)   Incorporated by reference to Exhibit  10.6  to the 1994 10-K
(10)  Incorporated by reference to Exhibit  10.7  to the 1994 10-K
(11)  Incorporated by reference to Exhibit  10.8  to the 1994 10-K
(12)  Incorporated by reference to Exhibit  10.9  to the 1994 10-K
(13)  Incorporated by reference to Exhibit 10.10 to the 1994 10-K
(14)  Incorporated by reference to Exhibit 10.11 to the 1994 10-K


Financial Statements Schedules

The Schedules have been omitted as the required information is either not applicable or has been included in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.


Reports on Form 8-K

No current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended December 31, 1996.







SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GreenPoint Financial Corp.


                                      By:      /S/ Thomas S. Johnson
                                               Thomas S. Johnson
                                               Chairman of the Board,
                                               President and Chief
                                               Executive Officer

Dated: March 11, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


Signature                     Title                         Date


/S/ Thomas S. Johnson         Chairman of the Board,        3/11/97
    Thomas S. Johnson         President and Chief
                              Executive Officer


/S/ Bernard S. Berman         Director                      3/11/97
    Bernard S. Berman


                              Director                      3/11/97
    Edward C. Bessey


/S/ Dan F. Huebner            Director                      3/11/97
    Dan F. Huebner


/S/ William M. Jackson        Director                      3/11/97
    William M. Jackson


/S/ Susan J. Kropf            Director                      3/11/97
    Susan J. Kropf


/S/ Robert M. McLane          Director                      3/11/97
    Robert M. McLane


/S/ Charles B. McQuade        Director                      3/11/97
    Charles B. McQuade


/S/ Alvin N. Puryear          Director                      3/11/97
    Alvin N. Puryear


/S/ Robert P. Quinn           Director                      3/11/97
    Robert P. Quinn


/S/ Edward C. Schmults        Director                      3/11/97
    Edward C. Schmults


/S/ Wilfred O. Uhl            Director                      3/11/97
    Wilfred O. Uhl


/S/ Robert F. Vizza           Director                      3/11/97
    Robert F. Vizza


/S/ Jules Zimmerman           Director                      3/11/97
    Jules Zimmerman



/S/ Charles P. Richardson     Executive Vice President      3/11/97
    Charles P. Richardson     and Chief Financial Officer


/S/ Mary Beth Farrell         Senior Vice President         3/11/97
    Mary Beth Farrell         and Comptroller

                          GREENPOINT FINANCIAL CORP.

                                    BYLAWS


                          GREENPOINT FINANCIAL CORP.



                                    BYLAWS


                           ARTICLE I - STOCKHOLDERS

      SECTION 1.   ANNUAL MEETING.

      An annual meeting of the stockholders, for the election of Directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting, shall be held at such place, on such date, and at such time as the Board of Directors shall each year fix, which date shall be within thirteen (13) months subsequent to the later of the date of incorporation or the last annual meeting of stockholders.


      SECTION 2.   SPECIAL MEETINGS.

      Subject to the rights of the holders of any class or series of preferred stock of the Corporation, special meetings of stockholders of the Corporation may be called only by the Board of Directors pursuant to a resolution adopted by a majority of the Whole Board. The term "Whole Board" shall mean the total number of Directors which the Corporation would have if there were no vacancies on the Board of Directors (hereinafter the "Whole Board").


      SECTION 3.   NOTICE OF MEETINGS.

      Written notice of the place, date, and time of all meetings of the stockholders shall be given, not less than ten (10) nor more than sixty (60) days before the date on which the meeting is to be held, to each stockholder entitled to vote at such meeting, except as otherwise provided herein or required by law.

      When a meeting is adjourned to another place, date or time, written notice need not be given of the adjourned meeting if the place, date and time thereof are announced at the meeting at which the adjournment is taken; provided, however, that if the date of any adjourned meeting is more than thirty (30) days after the date for which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, date, and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.


      SECTION 4.   QUORUM.

      At any meeting of the stockholders, the holders of a majority of all of the shares of the stock entitled to vote at the meeting, present in person or by proxy (after giving effect to the provisions of Article FOURTH of the Corporation's Certificate of Incorporation), shall constitute a quorum for all purposes, unless or except to the extent that the presence of a larger number may be required by law. Where a separate vote by a class or classes is required, a majority of the shares of such class or classes present in person or represented by proxy (after giving effect to the provisions of Article FOURTH of the Corporation's Certificate of Incorporation) shall constitute a quorum entitled to take action with respect to that vote on that matter.

      If a quorum shall fail to attend any meeting, the chairman of the meeting or the holders of a majority of the shares of stock entitled to vote who are present, in person or by proxy, may adjourn the meeting to another place, date, or time.


      SECTION 5.   ORGANIZATION.

      The Chairman of the Board of the Corporation or, in his or her absence, such person as the Board of Directors may have designated or, in the absence of such a person, such person as may be chosen by the holders of a majority of the shares entitled to vote who are present, in person or by proxy, shall call to order any meeting of the stockholders and act as chairman of the meeting. In the absence of the Secretary of the Corporation, the secretary of the meeting shall be such person as the chairman appoints.


      SECTION 6.   CONDUCT OF BUSINESS.

      (a) The chairman of any meeting of stockholders shall determine the order of business and the procedures at the meeting, including such regulation of the manner of voting and the conduct of discussion as seem to him or her in order. The date and time of the opening and closing of the polls for each matter upon which the stockholders will vote at the meeting shall be announced at the meeting.

      (b) At any annual meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the Corporation who is entitled to vote with respect thereto and who complies with the notice procedures set forth in this Section 6(b). For business to be properly brought before an annual meeting by a stockholder, the business must relate to a proper subject matter for stockholder action and the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered or mailed to and received at the principal executive office of the Corporation not less than ninety (90) days prior to the date of the annual meeting; provided, however, that in the event that less than one hundred (100) days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. A stockholder's notice to the Secretary shall set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business, (iii) the class and number of shares of the Corporation's capital stock that are beneficially owned by such stockholder and
(iv) any material interest of such stockholder in such business. Notwithstanding anything in these Bylaws to the contrary, no business shall be brought before or conducted at an annual meeting except in accordance with the provisions of this Section 6(b). The Chairman of the Board or other person presiding over the annual meeting shall, if the facts so warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 6(b) and, if he should so determine, he shall so declare to the meeting and any such business so determined to be not properly brought before the meeting shall not be transacted.

      At any special meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting by or at the direction of a majority of the Whole Board of Directors.

      (c) Only persons who are nominated in accordance with the procedures set forth in these Bylaws shall be eligible for election as Directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of stockholders at which directors are to be elected only (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the corporation entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in this Section 6(c). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered or mailed to and received at the principal executive office of the Corporation not less than ninety (90) days prior to the date of the meeting; provided, however, that in the event that less than one hundred (100) days' notice or prior disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder's notice shall set forth (i) as to each person whom such stockholder proposes to nominate for election or re-election as a Director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected); and (ii) as to the stockholder giving the notice (x) the name and address, as they appear on the Corporation's books, of such stockholder and (y) the class and number of shares of the Corporation's capital stock that are beneficially owned by such stockholder. At the request of the Board of Directors any person nominated by the Board of Directors for election as a Director shall furnish to the Secretary of the Corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a Director of the Corporation unless nominated in accordance with the provisions of this Section 6(c). The Chairman of the Board or other person presiding at the meeting shall, if the facts so warrant, determine that a nomination was not made in accordance with such provisions and, if he or she shall so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.


      SECTION 7.   PROXIES AND VOTING.

      At any meeting of the stockholders, every stockholder entitled to vote may vote in person or by proxy authorized by an instrument in writing filed in accordance with the procedure established for the meeting. Any facsimile telecommunication or other reliable reproduction of the writing or transmission created pursuant to this paragraph may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original writing or transmission could be used, provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original writing or transmission.

      All voting, including the election of Directors but excepting where otherwise required by law or by the governing documents of the Corporation, may be made by a voice vote; provided, however, that upon demand therefore by a stockholder entitled to vote or his or her proxy, a stock vote shall be taken. Every stock vote shall be taken by ballot, each of which shall state the name of the stockholder or proxy voting and such other information as may be required under the procedures established for the meeting. The Board of Directors shall, in advance of any meeting of stockholders, appoint one or more inspectors to act at the meeting and make a written report thereof. The Board of Directors may designate one or more persons as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate is able to act at a meeting of stockholders, the Chairman of the Board, or in his absence such person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his ability.

      All elections for Directors shall be determined by a plurality of the votes cast, and except as otherwise required by law, the Certificate of Incorporation or these Bylaws, all other matters shall be determined by a majority of the votes cast affirmatively or negatively.


      SECTION 8.   STOCK LIST.

      A complete list of stockholders entitled to vote at any meeting of stockholders, arranged in alphabetical order for each class of stock and showing the address of each such stockholder and the number of shares registered in his or her name, shall be open to the examination of any such stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held.

      The stock list shall also be kept at the place of the meeting during the whole time thereof and shall be open to the examination of any such stockholder who is present. This list shall presumptively determine the identity of the stockholders entitled to vote at the meeting and the number of shares held by each of them.


      SECTION 9.   CONSENT OF STOCKHOLDERS IN LIEU OF MEETING.

      Subject to the rights of the holders of any class or series of preferred stock of the Corporation, any action required or permitted to be taken by the stockholders of the Corporation must be effected at an annual or special meeting of stockholders of the Corporation and may not be effected by any consent in writing by such stockholders.



                       ARTICLE II - BOARD OF DIRECTORS

      SECTION 1.   GENERAL POWERS, NUMBER AND TERM OF OFFICE.

      The business and affairs of the Corporation shall be under the direction of its Board of Directors. The number of Directors who shall constitute the Whole Board shall be such number as the majority of the Whole Board shall from time to time have designated except in the absence of such designation such number shall be 16. The Board of Directors shall annually elect a Chairman of the Board from among its members who shall when present, preside at meetings of the Board of Directors.

      The Directors, other than those who may be elected by the holders of any class or series of Preferred Stock, shall be divided, with respect to the time for which they severally hold office, into three classes, with the term of office of the first class to expire at the first annual meeting of stockholders, the term of office of the second class to expire at the annual meeting of stockholders one year thereafter and the term of office of the third class to expire at the annual meeting of stockholders two years thereafter, with each Director to hold office until his or her successor shall have been duly elected and qualified. At each annual meeting of stockholders, Directors elected to succeed those Directors whose terms then expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each Director to hold office until his or her successor shall have been duly elected and qualified.


      SECTION 2.   VACANCIES AND NEWLY CREATED DIRECTORSHIPS.

      Subject to the rights of the holders of any class or series of Preferred Stock, and unless the Board of Directors otherwise determines, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filled only by a majority vote of the Directors then in office, though less than a quorum, and Directors so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of office of the class to which they have been elected expires and until such Director's successor shall have been duly elected and qualified. No decrease in the number of authorized directors constituting the Board shall shorten the term of any incumbent Director.


      SECTION 3.   REGULAR MEETINGS.

      Regular meetings of the Board of Directors shall be held at such place or places, on such date or dates, and at such time or times as shall have been established by the Board of Directors and publicized among all Directors. A notice of each regular meeting shall not be required.


      SECTION 4.   SPECIAL MEETINGS.

      Special meetings of the Board of Directors may be called by a majority of the Directors then in office (rounded up to the nearest whole number), or by the Chairman of the Board and shall be held at such place, on such date, and at such time as they, or he or she, shall fix. Notice of the place, date, and time of each such special meeting shall be given each Director by whom is it not waived by mailing written notice not less than five (5) days before the meeting or by telegraphing or telexing or by facsimile transmission of the same not less than twenty-four (24) hours before the meeting. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting.


      SECTION 5.   QUORUM.

      At any meeting of the Board of Directors, a majority of the Whole Board shall constitute a quorum for all purposes. If a quorum shall fail to attend any meeting, a majority of those present may adjourn the meeting to another place, date, or time, without further notice or waiver thereof.


      SECTION 6.   PARTICIPATION IN MEETINGS BY CONFERENCE TELEPHONE.

      Members of the Board of Directors, or of any committee thereof, may participate in a meeting of such Board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other and such participation shall constitute presence in person at such meeting.


      SECTION 7.   CONDUCT OF BUSINESS.

      At any meeting of the Board of Directors, business shall be transacted in such order and manner as the Board or the Chairman of the Board may from time to time determine, and all matters shall be determined by the vote of a majority of the Directors present, except as otherwise provided herein or required by law. Action may be taken by the Board of Directors without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors.


      SECTION 8.   POWERS.

      The Board of Directors may, except as otherwise required by law, exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, including, without limiting the generality of the foregoing, the unqualified power:

      (1)  To declare dividends from time to time in accordance with law;

      (2) To purchase or otherwise acquire any property, rights or privileges on such terms as it shall determine;

      (3) To authorize the creation, making and issuance, in such form as it may determine, of written obligations of every kind, negotiable or non-negotiable, secured or unsecured, and to do all things necessary in connection therewith;

      (4) To remove any Officer of the Corporation with or without cause, and from time to time to devolve the powers and duties of any Officer upon any other person for the time being;

      (5) To confer upon any Officer of the Corporation the power to appoint, remove and suspend subordinate Officers, employees and agents;

      (6) To adopt from time to time such stock option, stock purchase, bonus or other compensation plans for Directors, Officers, employees and agents of the Corporation and its subsidiaries as it may determine;

      (7) To adopt from time to time such insurance, retirement, and other benefit plans for Directors, Officers, employees and agents of the Corporation and its subsidiaries as it may determine; and,

      (8) To adopt from time to time regulations, not inconsistent with these Bylaws, for the management of the Corporation's business and affairs.


      SECTION 9.   COMPENSATION OF DIRECTORS.

      Directors, as such, may receive, pursuant to resolution of the Board of Directors, fixed fees and other compensation for their services as Directors, including, without limitation, their services as members of committees of the Board of Directors.


      SECTION 10.   RETIREMENT OF DIRECTORS.

      Except for the initial members of the Board of Directors, no person shall be eligible for initial election as a Director who is 65 years of age or more. No person may be elected, appointed, nominated or otherwise serve as a Director of the Corporation after December 31 of the year in which such person attains the age of 72, grandfathering the three Directors who currently (as at April
1994) have attained the age of 72 or more to the age of 75. Vacancies on the Board of Directors created by operation of this provision may be filled in accordance with these Bylaws.



                           ARTICLE III - COMMITTEES

      SECTION 1.   COMMITTEES OF THE BOARD OF DIRECTORS.

      The Board of Directors, by a vote of a majority of the Whole Board of Directors, may from time to time designate committees of the Board, with such lawfully delegable powers and duties as it thereby confers, to serve at the pleasure of a majority of the Whole Board and shall, for these committees and any others provided for herein, elect a Director or Directors to serve as the member or members, designating, if it desires, other Directors as alternate members who may replace any absent or disqualified member at any meeting of the committee. The Board of Directors, by a resolution adopted by a majority of the Whole Board may terminate any committee previously established. Any committee so designated by resolution adopted by a majority of the Whole Board may exercise the power and authority of the Board of Directors to declare a dividend, to authorize the issuance of stock or to adopt a certificate of ownership and merger pursuant to Section 253 of the Delaware General Corporation Law if the resolution which designates the committee or a supplemental resolution of the Board of Directors shall so provide. In the absence or disqualification of any member of any committee and any alternate member in his or her place, the member or members of the committee present at the meeting and not disqualified from voting, whether or not he or she or they constitute a quorum, may by unanimous vote appoint another member of the Board of Directors to act at the meeting in the place of the absent or disqualified member.


      SECTION 2.   CONDUCT OF BUSINESS.

      Each committee may determine the procedural rules for meeting and conducting its business and shall act in accordance therewith, except as otherwise provided herein or required by law or the Board of Directors. Adequate provision shall be made for notice to members of all meetings; a majority of the members shall constitute a quorum unless the committee shall consist of one (1) or two (2) members, in which event one (1) member shall constitute a quorum; and all matters shall be determined by a majority vote of the members present. Action may be taken by any committee without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of such committee.


      SECTION 3.   NOMINATING COMMITTEE.

      The Board of Directors, by resolution adopted by a majority of the Whole Board, shall appoint a Nominating Committee of the Board, consisting of not less than three (3) members of the Board of Directors, one of whom shall be the Chairman of the Board. The Nominating Committee shall have authority (a) to review any nominations for election to the Board of Directors made by a stockholder of the Corporation pursuant to Section 6(c)(ii) of Article I of these Bylaws in order to determine compliance with such Bylaw and (b) to recommend to the Whole Board nominees for election to the Board of Directors
(i) to replace those Directors whose terms expire at the annual meeting of stockholders next ensuing and (ii) to fill vacancies resulting from death, resignation, retirement, disqualification, removal from office or other cause, or resulting from an increase in the authorized number of Directors.



                            ARTICLE IV - OFFICERS

      SECTION 1.   GENERALLY.

      (a) The Board of Directors shall choose a Chairman of the Board, who shall be the Chief Executive Officer and President, and a Secretary and from time to time may choose such other officers as it may deem proper. The Chairman of the Board shall be a member of the Board of Directors. Any number of offices may be held by the same person.

      (b) The term of office of all Officers shall be until the next annual election of Officers and until their respective successors are chosen but any Officer may be removed from office at any time by the affirmative vote of a majority of the authorized number of Directors then constituting the Board of Directors, or by the Chairman of the Board.

      (c) All Officers chosen by the Board of Directors or the Chairman of the Board shall each have such powers and duties as generally pertain to their respective Offices, subject to the specific provisions of this ARTICLE IV.
Such officers shall also have such powers and duties as from time to time may be conferred by the Board of Directors.


      SECTION 2. CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF EXECUTIVE OFFICER AND PRESIDENT.

      The Chairman of the Board, Chief Executive Officer and President, subject to the provisions of these Bylaws and to the direction of the Board of Directors, shall serve in a general executive capacity and, when present, shall preside at all meetings of the stockholders of the Corporation. He shall perform all duties and have all powers which are commonly incident to the office of Chairman of the Board or which are delegated to him by the Board of Directors. He shall have power to sign all stock certificates, contracts and other instruments of the Corporation which are authorized.

      He shall also have general responsibility for the management and control of the business and affairs of the Corporation and shall perform all duties and have all powers which are commonly incident to the offices of President and Chief Executive Officer or which are delegated to them by the Board of Directors. Subject to the direction of the Board of Directors, he shall have general supervision of all of the other Officers, employees and agents of the Corporation.


      SECTION 3.   VICE PRESIDENT.

      The Vice Presidents shall perform the duties and exercise the powers usually incident to their respective offices and/or such other duties and powers as may be properly assigned to them by the Board of Directors or the Chairman of the Board. A Vice President or Vice Presidents may be designated as Executive Vice President or Senior Vice President.


      SECTION 4.   SECRETARY.

      The Secretary or Assistant Secretary shall issue notices of meetings, shall keep their minutes, shall have charge of the seal and the corporate books, shall perform such other duties and exercise such other powers as are usually incident to such office and/or such other duties and powers as are properly assigned thereto by the Board of Directors or the Chairman of the Board. Subject to the direction of the Board of Directors, the Secretary shall have the power to sign all stock certificates.


      SECTION 5.   ASSISTANT SECRETARIES AND OTHER OFFICERS.

      The Board of Directors or the Chairman of the Board may appoint one or more Assistant Secretaries and such other Officers who shall have such powers and shall perform such duties as are provided in these Bylaws or as may be assigned to them by the Board of Directors or the Chairman of the Board.


      SECTION 6.   ACTION WITH RESPECT TO SECURITIES OF OTHER CORPORATIONS.

      Unless otherwise directed by the Board of Directors, the Chairman of the Board or any Officer of the Corporation authorized by the Chairman of the Board shall have power to vote and otherwise act on behalf of the Corporation, in person or by proxy, at any meeting of stockholders of or with respect to any action of stockholders of any other corporation in which this Corporation may hold securities and otherwise to exercise any and all rights and powers which this Corporation may possess by reason of its ownership of securities in such other corporation.



                              ARTICLE V - STOCK

      SECTION 1.   CERTIFICATES OF STOCK.

      Each stockholder shall be entitled to a certificate signed by, or in the name of the Corporation by, the Chairman of the Board or the President, and by the Secretary or an Assistant Secretary, certifying the number of shares owned by him or her. Any or all of the signatures on the certificate may be a facsimile.


      SECTION 2.   TRANSFERS OF STOCK.

      Transfers of stock shall be made only upon the transfer books of the Corporation kept at an office of the Corporation or by transfer agents designated to transfer shares of the stock of the Corporation. Except where a certificate is issued in accordance with Section 4 Article V of these Bylaws, an outstanding certificate for the number of shares involved shall be surrendered for cancellation before a new certificate is issued therefor.


      SECTION 3.   RECORD DATE.

      In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders, or to receive payment of any dividend or other distribution or allotment of any rights or to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted and which record date shall not be more than sixty (60) days nor less than ten (10) days before the date of any meeting of stockholders, nor more than sixty (60) days prior to the time for such other action as hereinbefore described; provided, however, that if no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given or, if notice is waived, at the close of business on the next day preceding the day on which the meeting is held, and, for determining stockholders entitled to receive payment of any dividend or other distribution or allotment or rights or to exercise any rights of change, conversion or exchange of stock or for any other purpose, the record date shall be at the close of business on the day on which the Board of Directors adopts a resolution relating thereto.

      A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.


      SECTION 4.   LOST, STOLEN OR DESTROYED CERTIFICATES.

      In the event of the loss, theft or destruction of any certificate of stock, another may be issued in its place pursuant to such regulations as the Board of Directors may establish concerning proof of such loss, theft or destruction and concerning the giving of a satisfactory bond or bonds of indemnity.


      SECTION 5.   REGULATIONS.

      The issue, transfer, conversion and registration of certificates of stock shall be governed by such other regulations as the Board of Directors may establish.



                             ARTICLE VI - NOTICES

      SECTION 1.   NOTICES.

      Except as otherwise specifically provided herein or required by law, all notices required to be given to any stockholder, Director, Officer, employee or agent shall be in writing and may in every instance be effectively given by hand delivery to the recipient thereof, by depositing such notice in the mails, postage paid, or by sending such notice by prepaid telegram or mailgram or other courier. Any such notice shall be addressed to such stockholder, Director, Officer, employee or agent at his or her last known address as the same appears on the books of the Corporation. The time when such notice is received, if hand delivered, or dispatched, if delivered through the mails or by telegram or mailgram or other courier, shall be the time of the giving of the notice.


      SECTION 2.   WAIVERS.

      A written waiver of any notice, signed by a stockholder, Director, Officer, employee or agent, whether before or after the time of the event for which notice is to be given, shall be deemed equivalent to the notice required to be given to such stockholder, Director, Officer, employee or agent. Neither the business nor the purpose of any meeting need be specified in such a waiver.



                         ARTICLE VII - MISCELLANEOUS

      SECTION 1.   FACSIMILE SIGNATURES.

      In addition to the provisions for use of facsimile signatures elsewhere specifically authorized in these Bylaws, facsimile signatures of any Officer or officers of the Corporation may be used whenever and as authorized by the Board of Directors or a committee thereof designated by the Board.


      SECTION 2.   CORPORATE SEAL.

      The Board of Directors may provide a suitable seal, containing the name of the Corporation, which seal shall be in the charge of the Secretary. If and when so directed by the Board of Directors or a designated committee thereof, duplicates of the seal may be kept and used by the Chief Financial Officer or by an Assistant Secretary or an assistant to the Chief Financial Officer.


      SECTION 3.   RELIANCE UPON BOOKS, REPORTS AND RECORDS.

      Each Director, each member of any committee designated by the Board of Directors, and each Officer of the Corporation shall, in the performance of his or her duties, be fully protected in relying in good faith upon the books of account or other records of the Corporation and upon such information, opinions, reports or statements presented to the Corporation by any of its Officers or employees, or committees of the Board of Directors so designated, or by lawyers, accountants, agents or any other person as to matters which such Director or committee member or officer reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Corporation.


      SECTION 4.   FISCAL YEAR.

      The fiscal year of the Corporation shall be as fixed by the Board of Directors.


      SECTION 5.   TIME PERIODS.

      In applying any provision of these Bylaws which requires that an act be done or not be done a specified number of days prior to an event or that an act be done during a period of a specified number of days prior to an event, calendar days shall be used, the day of the doing of the act shall be excluded, and the day of the event shall be included.



                          ARTICLE VIII - AMENDMENTS

      The Board of Directors by a resolution adopted by a majority of the Whole Board, may amend, alter or repeal these Bylaws at any meeting of the Board, provided notice of the proposed change was given not less than two days prior to the meeting. The stockholders shall also have power to amend, alter or repeal these Bylaws at any meeting of stockholders provided notice of the proposed change was given in the notice of the meeting; provided, however, that, notwithstanding any other provisions of the Bylaws or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the voting stock required by law, the Certificate of Incorporation, any Preferred Stock Designation or these Bylaws, the affirmative votes of the holders of at least 80% of the voting power (taking into account the provisions of Article FOURTH of the Certificate of Incorporation) of all the then-outstanding shares of the Voting Stock voting together as a single class, shall be required to alter, amend or repeal any provisions of these Bylaws.

The above Bylaws are effective as of August 31, 1993, the date of incorporation of GP FINANCIAL CORP.


                                    BYLAWS
                                      OF
                               GREENPOINT BANK



                          BYLAWS OF GREENPOINT BANK



                           ARTICLE I.  HOME OFFICE

      The home office of the GreenPoint Bank ("SAVINGS BANK") is 807 Manhattan Avenue, Brooklyn, New York.



                          ARTICLE II.  SHAREHOLDERS

      SECTION 1. PLACE OF MEETINGS. All annual and special meetings of shareholders shall be held at the home office of the SAVINGS BANK or at such other place in the State in which the principal place of business of the SAVINGS BANK is located as the Board of Directors may determine.

      SECTION 2. ANNUAL MEETING. A meeting of the shareholders of the SAVINGS BANK for the election of Directors and for the transaction of any other business of the SAVINGS BANK shall be held annually within 120 days after the end of each calendar year.

      SECTION 3. SPECIAL MEETINGS. Special meetings of the shareholders for any purpose or purposes, unless otherwise prescribed by the regulations of the New York State Banking Department ("NYB"), may be called at any time by the Chairman of the Board of Directors (as set forth in Article V, Section 7, hereinafter referred to as the "Chairman of the Board") or by a majority of the Whole Board of Directors, whereas the term "Whole Board of Directors" shall mean the number of authorized directorships, whether or not there exists any vacancies in any previously authorized directorships.

      SECTION 4. CONDUCT OF MEETINGS. The Chairman of the Board shall preside at all meetings and in his absence, a person designated by a majority of the Board shall preside at all meetings. The chairman of any meeting of stockholders shall determine the order of business and the procedures at the meeting, including such regulations of the manner of voting and the conduct of discussion as seem to him in order.

      SECTION 5. NOTICE OF MEETINGS. Written notice stating the place, day and hour of the meeting and the purpose(s) for which the meeting is called shall be delivered not fewer than 10 nor more than 50 days before the date of the meeting, either personally or by mail, by or at the direction of the Chairman of the Board, the secretary, or the Board of Directors calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the mail, addressed to the shareholder at the address as it appears on the stock transfer books or records of the SAVINGS BANK as of the record date prescribed in
Section 6 of this Article II, with postage prepaid. When any shareholders' meeting, either annual or special, is adjourned for 30 days or more, notice of the adjourned meeting shall be given as in the case of an original meeting. It shall not be necessary to give any notice of the time and place of any meeting adjourned for less than 30 days or of the business to be transacted at the meeting, other than an announcement at the meeting at which such adjournment is taken.

      SECTION 6. FIXING OF RECORD DATE. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors shall fix in advance a date as the record date for any such determination of shareholders. Such date in any case shall be not more than 50 days and, in case of a meeting of shareholders, not fewer than 10 days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment.

      SECTION 7. VOTING LISTS. At least 20 days before each meeting of the shareholders, the officer or agent having charge of the stock transfer books for shares of the SAVINGS BANK shall make a complete list of the shareholders entitled to vote at such meeting, or any adjournment, arranged in alphabetical order, with the address and the number of shares held by each. This list of shareholders shall be kept on file at the home office of the SAVINGS BANK. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection by any shareholder during the entire time of the meeting. The original stock transfer book shall constitute prima facie evidence of the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders.

      SECTION 8. QUORUM. A majority of the outstanding shares of the SAVINGS BANK entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to constitute less than a quorum. If less than a majority of the outstanding shares is represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The existence of a quorum at any meeting, or the existence of a duly organized meeting at which enough shareholders have withdrawn from such meeting to constitute less than a quorum, however, shall not serve to amend, alter or modify any provisions in the SAVINGS BANK'S restated organization certificate or these Bylaws which require the vote of more than a majority of the outstanding shares entitled to vote at a duly organized meeting.

      SECTION 9. PROXIES. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Proxies solicited on behalf of the management shall be voted as directed by the shareholder or, in the absence of such direction, as determined by a majority of the Whole Board of Directors. No proxy shall be valid more than eleven months from the date of its execution except for a proxy coupled with an interest.

      SECTION 10. VOTING OF SHARES IN THE NAME OF TWO OR MORE PERSONS. When ownership stands in the name of two or more persons, in the absence of written directions to the SAVINGS BANK to the contrary, at any meeting of the shareholders of the SAVINGS BANK any one or more of such shareholders may cast, in person or by proxy, all votes to which such ownership is entitled. In the event an attempt is made to cast conflicting votes, in person or by proxy, by the several persons in whose names shares of stock stand, the vote or votes to which those persons are entitled shall be cast as directed by a majority of those holding such and present in person or by proxy at such meeting, but no votes shall be cast for such stock if a majority cannot agree.

      SECTION 11. VOTING OF SHARES BY CERTAIN HOLDERS. Shares standing in the name of another corporation may be voted by any officer, agent or proxy as the bylaws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such corporation may determine. Shares held by an administrator, executor, guardian or conservator may be voted by him, either in
person or by proxy, without a transfer of such shares into his name.   Shares
standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name. Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer into his name, if authority to do so is contained in an appropriate order of the court or other public authority by which such receiver was appointed.

      A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee and thereafter the pledgee, shall be entitled to vote the shares so transferred.

      Neither treasury shares of its own stock held by the SAVINGS BANK, nor shares held by another corporation, if a majority of the shares entitled to vote for the election of directors of such other corporation are held by the SAVINGS BANK, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time for purposes of any meeting.

      SECTION 12. CUMULATIVE VOTING. Shareholders shall not be entitled to cumulate their votes for election of directors.

      SECTION 13. INSPECTORS OF ELECTION. In advance of any meeting of shareholders, the Board of Directors may appoint any persons other than nominees for office as inspectors of election to act at such meeting or any adjournment. The number of inspectors shall be either one or three. Any such appointment shall not be altered at the meeting. If inspectors of election are not so appointed, the Chairman of the Board may, or on the request of a shareholder present at the meeting shall, make such appointment at the meeting. If appointed at the meeting, the Chairman of the Board shall determine whether there shall be one or three inspectors of election. If appointed at the meeting and the Chairman of the Board fails to determine whether there shall be one or three inspectors of election, the majority of the votes present shall determine whether one or three inspectors are to be appointed. In case any person appointed as inspector fails to appear or fails or refuses to act, the vacancy may be filled by appointment by the Board of Directors in advance of the meeting, or at the meeting by the Chairman of the Board.

      Unless otherwise prescribed by regulations of the NYB, the duties of such inspectors shall include: determining the number of shares outstanding and the voting power of each share, the number of shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies; receiving votes, ballots, or consents; hearing and determining all challenges and questions in any way arising in connection with the rights to vote; counting and tabulating all votes or consents; determining the result; and such acts as may be proper to conduct the election or vote with fairness to all shareholders.

      SECTION 14. NEW BUSINESS. Any new business to be taken up at the annual meeting shall be stated in writing and filed with the secretary of the SAVINGS BANK at least 45 days before the date of the annual meeting, and all business so stated, proposed, and filed shall be considered at the annual meeting, but no other proposal shall be acted upon at the annual meeting. Any shareholder may make any other proposal at the annual meeting and the same may be discussed and considered, but unless stated in writing and filed with the secretary at least 45 days before the meeting, such proposal shall be laid over for action at an adjourned, special, or annual meeting of the shareholders taking place 30 days or more thereafter. This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees; but in connection with such reports no new business shall be acted upon at such annual meeting unless stated and filed as herein provided.

      SECTION 15. INFORMAL ACTION BY SHAREHOLDERS. Any action required to be taken at a meeting of shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if consent in writing, setting forth the action so taken, shall be given by all of the shareholders entitled to vote with respect to the subject matter.



                       ARTICLE III.  BOARD OF DIRECTORS

      SECTION 1. GENERAL POWERS. The business and affairs of the SAVINGS BANK shall be under the direction of its Board of Directors. No more than three salaried officers of the SAVINGS BANK may simultaneously serve on the board. The Board of Directors shall annually elect a Chairman from among its members who shall preside at its regular and special meetings. In the absence or inability of the foregoing officer to act, at any fully constituted meeting of the Board members, a temporary chairperson shall be appointed by those present to act as such during the interim term.

      SECTION 2. NUMBER AND TERM. The Board of Directors shall consist of fourteen (14) members and shall be divided into three classes as nearly equal in number as possible. The members of each class shall be elected for a term of three years and until their successors are elected and qualified. One class shall be elected annually.

      SECTION 3. REGULAR MEETINGS. A regular monthly meeting of the Board of Directors shall be held at least eleven times a year without other notice than this bylaw. At least one meeting shall be held immediately after and at the same place as, the annual meeting of shareholders, which shall be the annual meeting of the Board. The Board of Directors may provide, by resolution, the time and place, within the SAVINGS BANK's normal lending territory, for the holding of additional regular meetings without other notice than such resolution.

      SECTION 4. QUALIFICATION. Each director shall at all times be the beneficial owner of not less than 100 shares of capital stock of the SAVINGS BANK unless the SAVINGS BANK is a wholly owned subsidiary of a holding company.

      SECTION 5. SPECIAL MEETINGS. The Chairman of the Board, or in the absence or disability of the Chairman of the Board, an Executive Vice President may call special meetings of the Board, and the Secretary of the Board shall call a meeting upon the written request of a majority of the Board of Directors. A special meeting may be held at such time and place as shall be stated in the notice of meeting.

      SECTION 6. PARTICIPATION IN MEETINGS BY DIRECTORS. Members of the Board of Directors, or any committee thereof, may participate in a meeting of such Board or Committee by means of conference telephone, or by means of similar communications equipment by means of which all persons participating in the meeting can speak and hear each other at the same time and such participation shall constitute presence in person at such meeting.

      SECTION 7. NOTICE. Written notice of any special meeting shall be given to each director at least twenty-four (24) hours prior thereto when delivered personally or by telephone or telegram, or at least five days prior thereto when delivered by mail at the address at which the director is most likely to be reached. Such notice shall be deemed to be delivered when deposited in the mail so addressed, with postage prepaid if mailed, or when delivered to the telegraph company if sent by telegram. Any director may waive notice of any meeting by a writing filed with the secretary. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. The business to be transacted at, and the purpose of, any special meeting of the Board of Directors must be specified in the notice of such meeting and no other business shall be transacted at that time.

      SECTION 8.  QUORUM.  A majority of the number of directors fixed by
Section 2 of this Article III shall constitute a quorum for the transacting of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time. Notice of any adjourned meeting shall be given in the same manner as prescribed by Section 7 of this Article III.

      SECTION 9. MANNER OF ACTING. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless a greater number is prescribed by regulations of the NYB, the Restated Organization Certificate or by these Bylaws.

      SECTION 10. ACTION WITHOUT A MEETING. Any action required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors.

      SECTION 11. ELIGIBILITY, RESIGNATION AND RETIREMENT. Any director may resign at any time by sending a written notice of such resignation to the home office of the SAVINGS BANK addressed to the Chairman of the Board. Unless otherwise specified, such resignation shall take effect upon receipt by the Chairman of the Board. The absence from regular meetings of the Board of Directors and the meetings of any committee of the Board of which the director is a member, for six consecutive months, unless excused by resolution of the Board of Directors, shall automatically constitute a resignation, effective when such resignation is accepted by the Board of Directors.

      Except for the initial members of the Board of Directors as set forth in the Restated Organization Certificate, no person shall be eligible for initial election as a Director who is 65 years of age or more. No person may be elected, appointed, nominated or otherwise serve as a director of the SAVINGS BANK after December 31 of the year in which such person attains the age of 72, grandfathering the three Directors who currently (as at April 1994) have attained the age of 72 or more to the age of 75. Vacancies on the Board of Directors created by operation of this provision may be filled in accordance with the Bylaws.

      SECTION 12. VACANCIES. All vacancies in the office of Director, including newly created Directorships resulting from an increase in the number of Directors, shall be filled by election of stockholders, except that vacancies not exceeding one-third of the entire Board of Directors may be filled by the affirmative vote of a majority of the remaining directors, although less than a quorum of the Board of Directors, provided that the nomination of a candidate therefor shall have been made by the Nominating Committee, created as hereinafter provided in these Bylaws. A director elected to fill a vacancy shall be elected to serve for the balance of the unexpired term and a Director elected to fill a vacancy to be filled by reason of an increase in the number of directors shall be elected to serve for the balance of the unexpired term of the class to which such director is elected.

      SECTION 13. COMPENSATION. Directors, as such, may receive compensation for their services, including a stated retainer. By resolution of the Board of Directors, a reasonable fixed sum, and reasonable expenses of attendance, if any, may be allowed for actual attendance at each regular or special meeting of the Board of Directors. Members of either standing, special or temporary committees, as such, may receive compensation for their services, including a stated retainer, as the Board of Directors may determine. By resolution of the Board of Directors, a reasonable fixed sum, and reasonable expenses of attendance, if any, may be allowed for actual attendance at each regular or special meeting of committees.

      SECTION 14. PRESUMPTION OF ASSENT. A director of the SAVINGS BANK who is present at a meeting of the Board of Directors at which action on any SAVINGS BANK matter is taken shall be presumed to have assented to the action taken unless his dissent or abstention shall be entered in the minutes of the meeting or unless he shall file a written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the secretary of the SAVINGS BANK within five days after the date a copy of the minutes of the meeting is received. Such right to dissent shall not apply to a director who voted in favor of such action.

      SECTION 15. REMOVAL OF DIRECTORS. At a meeting of shareholders called expressly for that purpose, any director may be removed for cause by a vote of the holders of a majority of the shares then entitled to vote at an election of directors. Whenever the holders of the shares of any class are entitled to elect one or more directors by the provisions of the Restated Organization Certificate or supplemental sections thereto, the provisions of this section shall apply, in respect to the removal of a director or directors so elected, to the vote of the holders of the outstanding shares of that class and not to the vote of the outstanding shares as a whole.

      SECTION 16. EMERGENCY AUTHORITY. In the event there shall occur an acute emergency resulting from a hostile attack, as defined in Article 7 of the New York State Defense Emergency Act, which shall be of such severity as to prevent the conduct and management of the affairs and business of the SAVINGS BANK by its Directors and officers as otherwise provided in these Bylaws, any three or more available members of the then incumbent Executive Committee shall constitute an emergency Board of Directors which shall have the power, subject to limitations prescribed in Article 7 of the New York State Defense Emergency Act, by a majority of such persons present, to take any and every action which may be necessary to meet the exigencies of the acute emergency and to enable the SAVINGS BANK to conduct its business during such period, including the relocation elsewhere of any office of the SAVINGS BANK which shall be unable to function because of the acute emergency. If during the period of acute emergency there shall be no Executive Committee, or a minimum of three members of the then incumbent Executive Committee shall not be available, then and in that event such other available Directors as may be needed to obtain the minimum of three members shall serve on the emergency Board of Directors.

      During a period of acute emergency resulting from a hostile attack, the emergency management of the SAVINGS BANK shall be in accordance with the powers and limitations contained in the existing provisions of Article 7 of the New York State Defense Emergency Act, and such provisions shall suspend or modify these Bylaws to the extent of any conflict.



                           ARTICLE IV.  COMMITTEES

      SECTION 1. ENUMERATION OF COMMITTEES. The standing committees of the Board of Directors shall be an Executive Committee, an Audit Committee, and a Nominating Committee. The Board of Directors, by vote of a majority of the whole Board of Directors, may from time to time designate additional committees of the Board, either temporary or permanent, with such lawfully delegable powers and duties as it thereby confers not inconsistent with these Bylaws, to serve at the pleasure of a majority of the Whole Board and shall, for these committees and any others provided for herein, elect a Director or Directors to serve as the member or members, designating, if it desires, other Directors as alternate members ("Alternate Directors") who may replace any absent or disqualified member at any meeting of the committee; provided however, that the Chairman shall be a member of, and shall serve as the chairman of the Executive Committee and he shall be an ex-officio member of all other committees, except the Audit Committee and any other committee on which he is prohibited from being a member, by law, the Restated Organization Certificate or these Bylaws. The Board of Directors, by a resolution adopted by a majority of the Whole Board may terminate any committee previously established.

      SECTION 2. THE EXECUTIVE COMMITTEE. The Executive Committee shall consist of the Chairman of the Board and four additional Directors elected annually by the vote of the majority of the Whole Board.


      If any member of the Executive Committee shall be absent from any meeting of the committee, the Chairman shall designate some other Director, other than one serving as a salaried officer, to act as a member of the committee at that meeting. In the event there shall be a vacancy in the office of Chairman, then and in that event such other additional Director or Directors as may be needed to obtain the full complement of five members shall be elected by the Board to serve until the vacancy is filled, or until the next annual meeting. Any member of the executive committee may be removed at any time with or without cause by resolution adopted by a majority of the Whole Board of Directors.

      Regular meetings of the Executive Committee may be held without notice at such times and places as the Executive Committee may fix from time to time by resolution. Special meetings of the committee may be called by the Chairman or at any time by any two members of the committee, upon twenty-four hours' notice by mail, in person, or by telegraph or telephone. The notice of a special meeting of the committee, however given, shall state the time when and the place, which shall be within the State of New York, where the meeting is to be held and the business which is to be presented and no business other than that stated in the notice shall be transacted at said meeting. The Executive Committee may make rules for the regulation of its meetings and proceedings not inconsistent with these Bylaws.

      Four members of the committee, including designees designated to act for an absent member or members of the committee, shall be necessary for a quorum at any meeting of the committee. Attendance by Alternate Directors shall constitute membership on the Committee for determining quorum requirements. Action of the executive committee must be authorized by the affirmative vote of a majority of the members present at a meeting at which a quorum is present. Any action required or permitted to be taken by the executive committee at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the members of the executive committee.

      Except as otherwise provided herein, the Executive Committee, when the Board of Directors is not in session, shall have and may exercise all of the authority of the Board of Directors, except to the extent, if any, that such authority may be limited by resolution adopted by a majority of the Whole Board of Directors or by the laws of the State of New York. In addition, the Executive Committee shall not have the authority of the Board of Directors with reference to: the submission to stockholders of any action that requires stockholders' authorization under New York law or regulations; the filling of vacancies in the Board of Directors or in any committee of the Board of Directors; the fixing of compensation of the Directors for serving on the Board or any committee thereof; the amendment or repeal of any resolution of the Board of Directors which by its terms shall not be so amendable or repealable; the taking of any action which is expressly required by New York law or regulation to be taken at a meeting of the Board of Directors or by a specified proportion of Directors; the amendment or repeal of the Restated Organization Certificate or Bylaws of the SAVINGS BANK or adoption of new Bylaws of the SAVINGS BANK, or recommending to the shareholders a plan of merger, consolidation, or conversion; the sale, lease or other disposition of all or substantially all of the property and assets of the SAVINGS BANK otherwise than in the usual and regular course of its business; a voluntary dissolution of the SAVINGS BANK; a revocation of any of the foregoing; or the approval of a transaction in which any member of the executive committee, directly or indirectly, has any material beneficial interest.

      SECTION 3. THE NOMINATING COMMITTEE. The Board of Directors, by resolution adopted by a majority of the Whole Board, shall appoint a Nominating Committee of the Board, consisting of not less than three (3) members of the Board of Directors, one of whom shall be the Chairman of the Board. The Nominating Committee shall have authority (a) to review any nominations for election to the Board of Directors made by a stockholder of the SAVINGS BANK and (b) to recommend to the Whole Board nominees for election to the Board of Directors (i) to replace those Directors whose terms expire at the annual meeting of stockholders next ensuing and (ii) to fill vacancies resulting from death, resignation, retirement, disqualification, removal from office or other cause, or resulting from an increase in the authorized number of Directors.

      SECTION 4. THE AUDIT COMMITTEE. The Audit Committee shall consist of four or more Directors, none of whom shall be a salaried officer of the SAVINGS BANK, who shall be elected to said Committee at the annual meeting of the Board of Directors, or in the case of the filling of a vacancy (such vacancy, in every case to be filled by an existing non-salaried Director) at any regular or special meeting of the Board. The Audit Committee shall assist the Board of Directors in fulfilling its obligation to oversee the appropriateness of accounting policies, and SAVINGS BANK procedures and controls and shall be charged with the duty of carrying out the requirements of Section 254 of the Banking Law as the same now is in force or as it may be amended or of any law substituted therefor. In performing its functions, the Audit Committee shall utilize the expertise of the SAVINGS BANK's internal Auditing Department under the direction of the SAVINGS BANK's internal Auditor. The Audit Committee shall hold formal meetings with the SAVINGS BANK's internal auditors on a quarterly basis.



                             ARTICLE V.  OFFICERS

      SECTION 1. POSITIONS. The Board shall elect a Chairman of the Board, who shall be the Chief Executive Officer and President, and who shall be a member
of the Board of Directors.   The Board shall also elect one or more Executive
Vice Presidents, one or more Senior Vice Presidents, and a Secretary, who need not be members of the Board. The offices of Secretary and, if appointed, Treasurer, may be held by the same person and a Vice President may also be either a Secretary or Treasurer. Any offices may be held concurrently by the same person, except that the Chairman shall hold no additional office other than in this Section 1 provided. The Board of Directors shall also appoint the Auditor, who may not hold another office.

      The Chairman and the Executive Vice Presidents shall be the Executive Officers of the SAVINGS BANK.

      SECTION 2. ELECTION AND TERM OF OFFICE. The officers of the SAVINGS BANK required to be elected by the Board of Directors pursuant to Section 1 hereof shall be elected annually at the annual meeting of the Board of Directors or at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers is not held at such meeting, such election shall be held as soon thereafter as possible. Each officer shall hold office until a successor has been duly elected and qualified or until the officer's death, resignation, retirement or removal in the manner hereinafter provided. Election or appointment of an officer, employee or agent shall not of itself create contractual rights. The Board of Directors may authorize the SAVINGS BANK to enter into an employment contract with any officer; but no such contract shall impair the right of the Board of Directors to remove any officer at any time in accordance with Section 3 of this Article V.

      SECTION 3. REMOVAL. Any officer may be removed by the Board of Directors whenever in its judgment the best interests of the SAVINGS BANK will be served thereby, but such removal, other than for cause, shall be without prejudice to the contractual rights, if any, of the person so removed.

      SECTION 4. VACANCIES. A vacancy in any executive officer position because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term. Any vacancy in any officer position other than an executive officer position may be filled by the Chief Executive Officer for the unexpired portion of the term, provided such action by the Chief Executive Officer is ratified by the Board of Directors.

      SECTION 5. DELEGATION OF DUTIES. In the absence or disability of an officer of the SAVINGS BANK, or for any other reason which may seem sufficient to the Board, the Board of Directors may delegate his powers and duties to any other officer or to any Director.

      SECTION 6. REMUNERATION. The remuneration of the officers shall be fixed from time to time by the Board of Directors. The employees of the SAVINGS BANK shall receive such compensation and allowances as the Board of Directors may from time to time fix or approve or, within limits or schedules from time to time fixed or established by the Board as may be determined by the Executive Committee, the Chairman or a committee of the Board appointed for that purpose.

      SECTION 7. CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF EXECUTIVE OFFICER AND PRESIDENT. The Chairman of the Board shall be the Chief Executive Officer and President of the SAVINGS BANK and, subject to the provisions of these Bylaws and the resolutions of the Board, shall have the active management, direction and supervision of the SAVINGS BANK and its officers, its operations, securities and obligations, and shall have all powers and perform all duties incidental of his office. He shall preside at all meetings of the Board and the Executive Committee, appoint all committees not otherwise provided for by law or by these Bylaws or by action of the Board of Directors, and shall be an ex-officio member of all other committees, except the Audit Committee and committees on which he is ineligible to serve by law, the Restated Organization Certificate or these Bylaws. He may perform, or cause to be performed, at any time, any of the functions or duties of any other officer. He may assign to all other officers, employees and agents of the SAVINGS BANK, duties in addition to those specifically described in these Bylaws.

      He shall have custody of the common seal and direct the use of it. He shall have power to sign and execute any and all contracts, papers and legal documents. He may delegate to Counsel or such other officers as are designated by the Board of Directors, the authority, under the seal of the SAVINGS BANK, to execute and acknowledge, in the name and on behalf of the SAVINGS BANK, all contracts, papers and documents incident or related to the business of the SAVINGS BANK, except where otherwise directed by law or by these Bylaws.

      Unless otherwise provided by resolution of the Board of Directors or these Bylaws, he may fill vacancies on committees and may appoint such other committees as he may deem necessary or the Board may require. He shall perform such other duties as the Board of Directors may direct.

      The decisions of the Chairman of the Board on any matter, incident to the business of the SAVINGS BANK, shall be conclusive unless modified by the Board of Directors.

      SECTION 8. EXECUTIVE VICE PRESIDENTS. The Executive Vice Presidents shall perform such administrative and executive duties as are provided in these Bylaws, and as may be properly required of them or delegated to them by the Chairman, or as may from time to time be required by the Board of Directors, and shall exercise such powers as may from time to time be conferred upon them by the Board.

      In the absence or disability of the Chairman, the Board of Directors may designate an Executive Vice President to perform the duties and exercise the powers of such officers.

      SECTION 9. SECRETARY. The Secretary shall give due notice as in these Bylaws provided of all meetings of the Board of Directors and of the Executive Committee. He shall attend all meetings of the Board and of said Committee and shall keep the minutes thereof. If requested so to do he shall attend and keep the minutes of the meetings of any and all other committees of the Board. He shall have custody of the corporate records of the SAVINGS BANK and its common seal; and when properly affixed to any document shall attest said seal. He shall perform all of the usual duties of the Secretary of a corporation, together with such duties as may from time to time be properly assigned to him by the Chairman or the Board of Directors.

      SECTION 10. SENIOR VICE PRESIDENTS. The Senior Vice Presidents shall severally perform such duties and shall exercise such powers as may from time to time be assigned to or conferred upon them by the Board of Directors, and they shall perform such other duties as may be assigned to them by the Chairman.

      SECTION 11. AUDITOR. The Auditor shall, subject to the control and direction of the Board of Directors, have supervision and control of such program of internal audit as may be approved by the Board or be required by a body having supervisory or examining authority over the SAVINGS BANK; said program shall in any case, require periodic review and verification of the assets of the SAVINGS BANK, the control of items of income and the review of expenditures. He shall also examine, or cause to be examined, and verify, or cause to be verified, entries in financial records and shall review, or cause to be reviewed all reports made to examining, supervisory and taxing authorities before they are forwarded or filed. The Auditor shall report in writing upon the foregoing matters to the Chairman at least as often as once in
each quarter.   The Auditor also shall transmit directly to the Audit Committee of the Board of Directors such reports, quarterly or otherwise, as may be necessary for that Committee to perform its functions. The Auditor shall also prepare or have prepared and shall submit any and all additional reports required of him at any time by the Board of Directors or the Chairman.

      SECTION 12. OTHER OFFICERS. The Chairman of the Board or the Board of Directors, upon recommendation of the Chairman of the Board, may in their discretion, from time to time, establish such other offices as it may deem wise and may elect incumbents thereof and fix their duties and powers not inconsistent with the provisions of these Bylaws. Such officers, unless the Board shall by resolution duly adopted otherwise provide, shall hold office during the pleasure of the Board and the Chairman.



                   ARTICLE VI.  SECURITIES AND INVESTMENTS

      SECTION 1. LOANS AND INVESTMENTS. The Board of Directors shall from time to time determine and direct to what extent the funds and property of the SAVINGS BANK shall be invested, and, subject to all applicable provisions of law, the kind and character of the investments which are to be made and how the same shall be handled and dealt with. No loans shall be contracted on behalf of the SAVINGS BANK and no evidence of indebtedness shall be issued in its name unless authorized by the Board of Directors. Such authority may be general or confined to specific instances.

      SECTION 2. CARE AND CUSTODY OF SECURITIES. All stocks, bonds and other securities, including bonds and mortgages, not directed by the Board of Directors to be held in bearer form, or in the name of a nominee, shall be in the name of the SAVINGS BANK and, to the extent that the form of the several securities may permit or as may be permitted or required by law, shall be registered or recorded in the name of the SAVINGS BANK. All securities including bonds and mortgages held by the SAVINGS BANK shall be kept in such manner and at such places as the Board of Directors, having due regard for the safety and protection thereof, may direct, and all or any part thereof may be lodged or deposited for safekeeping with such other institutions as the Board may from time to time approve.

      SECTION 3. TRANSFERS OF SECURITIES, ETC. Transfers and assignments of stocks, bonds and other securities standing, issued or registered in the name of the SAVINGS BANK may be signed by any two of the following officers acting by virtue of their several offices, to wit: the Chairman, the President, an Executive Vice President, the Secretary, or may be signed by any one of said officers together with such other officer or officers, or person or persons, as the Board of Directors may from time to time authorize or designate.

      The Chairman or the President, or in their absence an Executive Vice President (other than one serving as Mortgage Loan Officer) or the Secretary, shall execute any and all instruments for the proper transaction of the business of the SAVINGS BANK relating to its mortgage investments, including extensions, modifications, alterations, and amendments, assignments and satisfaction pieces. The Board of Directors may, nevertheless, at any time authorize and empower other additional officers or employees to do any one or more of these things.



                ARTICLE VII.  DEPOSITORIES, CHECKS AND DRAFTS

      SECTION 1. DEPOSITARIES AND WITHDRAWALS. The Board of Directors may from time to time designate banks, trust companies or similar institutions to be depositaries of funds of the SAVINGS BANK and may by resolution designate the officer or officers, or employee or employees, who shall be authorized to sign the checks, drafts, vouchers or orders of the SAVINGS BANK upon which such depositaries shall be authorized to pay out the moneys so deposited. Unless and until the Board shall otherwise provide, such checks, drafts, vouchers or orders for the payment of deposited funds shall be signed by any two of the following officers (other than one serving concurrently as Mortgage Loan Officer or Auditor): the Chairman, the President, an Executive Vice President, a Senior Vice President, a Vice President, the Secretary, the Comptroller, an Assistant Vice President, an Assistant Secretary, an Assistant Comptroller and the Assistant to the President, if the Board of Directors shall have established the offices of Assistant Vice President, Assistant Secretary, Assistant Comptroller or Assistant to the Chairman.

      SECTION 2. DEPOSITORS' WITHDRAWALS. The Chairman, the President, an Executive Vice President or the Secretary shall designate those officers and employees who shall be authorized to sign or countersign checks drawn upon the general deposit accounts of the SAVINGS BANK issued in payment of depositor withdrawals.

      The Board of Directors may also adopt such other means of payment of depositor withdrawals as to it may seem proper and expedient.



          ARTICLE VIII.  CERTIFICATES FOR SHARES AND THEIR TRANSFER

      SECTION 1. CERTIFICATES FOR SHARES. Certificates representing shares of capital stock of the SAVINGS BANK shall be in such form as shall be determined by the Board of Directors and approved by the NYB. Such certificates shall be signed by the Chairman of the Board or by any other officer of the SAVINGS BANK authorized by the Board, attested by the secretary or an assistant secretary, and sealed with the corporate seal or a facsimile thereof. The signatures of such officers upon a certificate may be facsimiles if the certificate is manually signed on behalf of a transfer agent or a registrar, other than the SAVINGS BANK itself or one of its employees. Each certificate for shares of capital stock shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the SAVINGS BANK. All certificates surrendered to the SAVINGS BANK for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares has been surrendered and canceled, except that in case of a lost or destroyed certificate, a new certificate may be issued upon such terms and indemnity to the SAVINGS BANK as the Board of Directors may prescribe.

      SECTION 2. TRANSFER OF SHARES. Transfer of shares of capital stock of the SAVINGS BANK shall be made only on its stock transfer books. Authority for such transfer shall be given only by the holder of record or by his legal representative, who shall furnish proper evidence of such authority, or by his attorney authorized by a duly executed power of attorney and filed with the SAVINGS BANK. Such transfer shall be made only on surrender for cancellation of the certificate for such shares. The person in whose name shares of capital stock stand on the books of the SAVINGS BANK shall be deemed by the SAVINGS BANK to be the owner for all purposes.



                    ARTICLE IX.  FISCAL YEAR; ANNUAL AUDIT

      The fiscal year of the SAVINGS BANK shall be as fixed by the Board of Directors. The SAVINGS BANK shall be subject to an annual audit as of the end of its fiscal year by independent public accountants appointed by and responsible to the Board of Directors. The appointment of such accountants shall be subject to annual ratification by the shareholders.



                            ARTICLE X.  DIVIDENDS

      Subject to the terms of the SAVINGS BANK's Restated Organization Certificate and the regulations and orders of the NYB, the Board of Directors may, from time to time, declare, and the SAVINGS BANK may pay, dividends on its outstanding shares of capital stock.



                         ARTICLE XI.  CORPORATE SEAL

      The Board of Directors shall provide a SAVINGS BANK seal, which shall be two concentric circles between which shall be the name of the SAVINGS BANK. The year of incorporation or an emblem may appear in the center.



                          ARTICLE XII.  SURETY BONDS

      SECTION 1. SURETY BONDS AND PREMIUMS THEREON. The SAVINGS BANK shall procure from a responsible surety company approved by the Board of Directors and shall keep continuously in force and effect a banker's blanket bond of insurance or a fidelity bond of similar type and character covering all of the officers and employees of the SAVINGS BANK in such amount as the Board may fix. The Board may also require that individual officers or employees shall furnish separate bonds conditioned on the faithful performance of their several duties. It shall be obligatory upon the officers and employees to furnish to the SAVINGS BANK and to the surety company involved any and all information necessary or appropriate to the procurement of any bond or bonds herein provided for. The SAVINGS BANK may dismiss any officer or employee who shall fail when asked or who shall refuse to give any and all proper and relevant information required by the designated surety company or as to whom such surety company shall decline to give a bond or whom the surety company shall decline to include in a general bond.

      All expenses connected with such bond or bonds and all premiums thereon shall be borne by the SAVINGS BANK.



                        ARTICLE XIII.  INDEMNIFICATION

      SECTION 1. SCOPE OF INDEMNIFICATION. Except to the extent expressly prohibited by the New York Banking Law, the SAVINGS BANK shall indemnify each person made, or threatened to be made, a party to any action or proceeding, whether criminal or civil, by reason of the fact that such person or such person's testator or intestate is or was a director or officer of the SAVINGS BANK, or is or was serving, in any capacity, at the request of the SAVINGS BANK, any other corporation, or any partnership, joint venture, trust, employee benefit plan or other enterprise, against judgments, fines, penalties, amounts paid in settlement and reasonable expenses, including attorneys' fees and expenses, reasonably incurred in enforcing such person's right to indemnification, incurred in connection with such action or proceeding, or any appeal therein, provided that no such indemnification shall be made if a judgment or other final adjudication adverse to such persons establishes that such person's acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that such person personally gained in fact a financial profit or other advantage to which such person was not legally entitled, and provided that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any threatened or pending action or proceeding unless the SAVINGS BANK has given its prior consent to such settlement or other disposition.

      SECTION 2. REIMBURSEMENT OF EXPENSES. The SAVINGS BANK shall advance or promptly reimburse upon request any person entitled to indemnification hereunder for all reasonable expenses, including attorneys' fees and expenses, reasonably incurred in defending any action or proceeding in advance of the final disposition thereof upon receipt of an undertaking by or on behalf of such person to repay such amount if such person is ultimately found not to be entitled to indemnification or, where indemnification is granted, to the extent the expenses so advanced or reimbursed exceed the amount to which such person is entitled; provided, however, that such person shall cooperate in good faith with any request by the SAVINGS BANK that common counsel be used by the parties to any action or proceeding who are similarly situated unless to do so would be inappropriate due to actual or potential differing interest between or among parties.

      SECTION 3. ADDITIONAL RIGHTS. Nothing herein shall limit or affect any right of any director, officer, or other corporate personnel otherwise than hereunder to indemnification or expenses, including attorneys' fees and expenses, under any statute, rule, regulation, certificate of incorporation, Bylaws, insurance policy, contract, or otherwise; without affecting or limiting the rights of any director, officer or other corporate personnel pursuant to this Article XIII, the SAVINGS BANK is authorized to enter into agreements with any of its directors, officers or other corporate personnel extending rights to indemnification and advancement of expenses to the fullest extent permitted by applicable law.

      SECTION 4. NOTICE OF AMENDMENTS OR ELIMINATION. Anything in these Bylaws to the contrary notwithstanding, no elimination or amendment of this Article adversely affecting the right of any person to indemnification or advancement of expenses hereunder shall be effective until the 60th day following notice to such person of such action, and no elimination of or amendment to this Article XIII shall deprive any such person's rights hereunder arising out of alleged or actual occurrences, act or failures to act prior to such 60th day. Any amendments or eliminations made pursuant to this Section are only effective with regard to acts occurring after such date.

      SECTION 5. AMENDMENT OR ELIMINATION. The SAVINGS BANK shall not, except by elimination or amendment of this Article XIII in a manner consistent with the preceding Section 4, take any corporate action or enter into any agreement which prohibits, or otherwise limits the rights of any person to, indemnification in accordance with the provisions of this Article XIII. The indemnification of any person provided by this Article XIII shall continue after such person has ceased to be a director or officer of the SAVINGS BANK and shall inure to the benefit of such person's heirs, executors, administrators and legal representatives.

      SECTION 6.  SEVERABILITY OF PROVISION.  In case any provision in this
Article XIII shall be determined at any time to be unenforceable in any respect, the other provisions of this Article XIII shall not in any way be affected or impaired thereby, and the affected provision shall be given the fullest possible enforcement in the circumstances, it being the intention of the SAVINGS BANK to afford indemnification and advancement of expenses to its directors or officers, acting in such capacities or in the other capacities mentioned herein, to the fullest extent permitted by law.



                     ARTICLE XIV.  RULES AND REGULATIONS

      Management shall adopt rules and regulations not inconsistent with law for the payment of deposits and interest and, generally, for the transaction and management of the affairs of the SAVINGS BANK. Such rules and regulations shall be posted in a conspicuous place in the offices of the SAVINGS BANK and shall be available to depositors upon request. Such posting shall be taken and held as actual notice to and be binding upon each depositor and to all persons claiming any interest in any account. All notices to the SAVINGS BANK from depositors, or other persons claiming any interest in any account, shall be not effective unless they are in writing and signed by the persons giving such notice.

      Rules and regulations adopted by management or any amendments thereto shall be transmitted to the Board of Directors at its next regular monthly meeting following the adoption of same.



                           ARTICLE XV.  AMENDMENTS

      These Bylaws may be amended in a manner consistent with regulations of the NYB at any time by a majority vote of the Whole Board of Directors, or by the affirmative vote of at least 80% of the votes eligible to be cast by the shareholders of the SAVINGS BANK at any legal meeting.


                             EMPLOYMENT AGREEMENT



       AGREEMENT by and among GREENPOINT FINANCIAL CORP., a Delaware corporation (the "Company"), GREENPOINT BANK, a New York chartered savings bank (the "Bank") and BHARAT B. BHATT (the "Executive"), dated as of the 21st day of August, 1995.

      1. CHANGE OF CONTROL. For the purpose of this Agreement, a "Change of Control" shall mean:

      (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); PROVIDED, HOWEVER, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this Section 1; or

      (b) individuals who, as of the date hereof, constitute the Board of Directors of the Company (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors of the Company (the "Board"); PROVIDED, HOWEVER, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

      (c) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be,
(ii) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

      (d) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

      2.  EFFECTIVE DATE.   For the purpose of this Agreement, "Effective Date"
shall mean the first date after the date hereof on which a Change of Control (as defined in Section 1) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

       3. TERM.(a) EMPLOYMENT PERIOD. The Company and the Bank hereby agree to continue the Executive in their employ, and the Executive hereby agrees to remain in the employ of the Company and the Bank subject to the terms and conditions of this Agreement, for the period commencing on the date hereof (the "Commencement Date")and ending on the third anniversary of such date (the "Employment Period"); PROVIDED, HOWEVER, that commencing with the Commencement Date, the Employment Period shall be extended for one day each day until such time as the Board of Directors of the Company and the Bank or the Executive elects not to extend the term of the Agreement further by giving written notice to the other party in accordance with Section 12(b) of this Agreement in which case the term of this Agreement shall end on the third anniversary of the date of such written notice. The Board of Directors of the Company and the Bank will review the Agreement and the Executive's performance annually for purposes of determining whether to give notice not to extend the Agreement, and the results thereof shall be included in the minutes of the Boards' meeting. Notwithstanding anything in this Agreement to the contrary and pursuant to
Section 5(c) hereof, the Employment Period shall cease and Executive's employment shall terminate on the Executive's retirement date in accordance with the Company's and the Bank's general retirement policy as it exists from time to time.

      (b) TERMINATION OF EMPLOYMENT. (i) Executive's employment with the Company and the Bank may be terminated at any time for (i)cause, (ii) disability, (iii) death or (iv) any other reason. In any such case, the right to terminate shall be specifically conditioned on satisfaction of the Company's or the Bank's obligations, if any, provided hereunder, including but not limited to all payments required under Section 6.

         (ii) Upon the termination of Executive's employment with the Company or the Bank, the daily extension provided pursuant to Section 3(a), shall cease (if such extensions have not previously ceased).

      4. TERMS OF EMPLOYMENT. (a) POSITION AND DUTIES. (i) Commencing on the date hereof and for the remainder of the Employment Period, the Executive shall be Vice Chairman of the Company and the Bank and shall have such duties, responsibilities and authority as shall be consistent therewith, as determined from time to time prior to the Effective Date by or under the authority of the Boards of Directors of the Company and the Bank (the "Boards"), as the case may be.

           (ii) During the Employment Period, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, the Executive shall devote substantially all of his business time, attention, skill and efforts to the business and affairs of the Company and the Bank and the faithful performance of his responsibilities under this Agreement. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not, in the judgement of the Boards, present any conflict of interest with the Company and the Bank, or materially affect the performance of Executive's duties pursuant to this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Commencement Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Commencement Date shall not thereafter be deemed to present a conflict of interest with the Company and the Bank, or materially affect the performance of Executive's duties pursuant to this Agreement.

      (b) COMPENSATION. (i) BASE SALARY. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary") of not less than $325,000. The Annual Base Salary shall be paid periodically in the same frequency as other officers of the Company. During the Employment Period, the Annual Base Salary shall be reviewed at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased.

         (ii) ANNUAL BONUS. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") pursuant to the Company's annual incentive plans, with a target bonus of 50% of Annual Base Salary (the "Target Bonus") and a maximum bonus of 100% of Annual Base Salary (the "Maximum Bonus"); PROVIDED, HOWEVER, after the Effective Date, the Annual Bonus shall be no less than the Target Bonus. Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

         (iii) INCENTIVE, SAVINGS AND RETIREMENT PLANS. During the Employment Period, the Executive shall be eligible to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies and pursuant to the provisions of such plans, practices, policies and programs, provided that after the Effective Date in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.


         (iv) WELFARE BENEFIT PLANS. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies and pursuant to the provisions of such plans, practices, policies and programs, provided that after the Effective Date in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

         (v) EXPENSES. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable business expenses incurred by the Executive in performing his obligations under this Agreement.

         (vi) FRINGE BENEFITS. During the Employment Period, the Executive shall be entitled to fringe benefits provided generally to other peer executives of the Company.

         (vii) VACATION. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with current policies.

         (viii) SUPPLEMENTAL RETIREMENT BENEFIT. The Company will provide Executive with a supplemental retirement benefit, after offset of all other retirement benefits received from the Company and its affiliates and any previous employers and the employers' portion of social security, of 60% of Executive's final average pay, which shall be defined as the average of his highest three years of Annual Base Salary and Annual Bonus during the shorter of (x) the ten years prior to the date of his termination of employment with the Company, and (y) the term of his employment with the Company. Benefits will accrue ratably over ten years (i.e.,6% of final average pay per year), with accrued benefits vesting after 5 years.

      5. TERMINATION OF EMPLOYMENT. (a) DEATH OR DISABILITY. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties.
For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for the greater of (x) 180 consecutive business days, and (y) the Executive's cumulative unused sick days, in each case as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

      (b) CAUSE. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

         (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or the Bank or one of their affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

         (ii) the Executive's personal dishonesty, willful misconduct, any breach of fiduciary duty involving personal profit, willful violation of any law, rule, regulation (other than traffic violations or similar offenses) or final cease and desist order or any material breach of any provision of this Agreement.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive not in good faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company or the Bank or their affiliates. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or the Boards, as the case may be, or based upon the advice of counsel for the Company or the Bank shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company or the Bank or their affiliates. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of a majority of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

      (c) RETIREMENT. The Executive's employment shall terminate as a result of retirement in accordance with the Company's and the Bank's general retirement policy as it exists from time to time ("Retirement"), provided that after the Effective Date such policy may be no less favorable to the Executive than that existing during the 120-day period immediately prior to the Effective Date.

      (d) GOOD REASON. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

         (i) the assignment to the Executive of any duties inconsistent with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company or the Bank which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action taken in good faith and which is remedied by the Company or the Bank promptly after receipt of notice thereof given by the Executive;

         (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, unless waived by the Executive, other than an isolated, insubstantial and inadvertent failure occurring in good faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

         (iii) the Company's requiring the Executive to be based at any office or location after the Effective Date other than where the Executive was located immediately prior to the Effective Date other than in connection with a change of the Company's headquarters if the Executive is relocated to such headquarters, or, after the Effective Date, the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date, in either case, unless waived by the Executive.

         (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

         (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement, unless waived by the Executive.


For purposes of this Section 5(d), any good faith determination of "Good Reason" made by the Executive shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

      (e) NOTICE OF TERMINATION. Any purported termination by the Company, or by the Executive shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice).

      (f) DATE OF TERMINATION. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason or other than Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be,
(ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death, Disability or Retirement, the Date of Termination shall be the date of death of the Executive, the Disability Effective Date or the date of Retirement, as the case may be.

      6. OBLIGATIONS OF THE COMPANY UPON TERMINATION. (a) GOOD REASON; OTHER THAN FOR CAUSE, RETIREMENT, DEATH OR DISABILITY. If, during the Employment Period, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

         (i)  the Company shall pay to the Executive in a lump sum in cash
within 30 days after the Date of Termination the    aggregate of the following
amounts (the "Special Termination Amount"):

             A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (i) the Maximum Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and
(3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

             B. the amount equal to the product of (1) three and (2) the sum of (x) the Executive's Annual Base Salary and (y) the Highest Annual Bonus; and

             C. an amount equal to the difference between (a) the actuarial equivalent of the benefit (utilizing actuarial assumptions no less favorable to the Executive than those in effect under the Company's qualified defined benefit retirement plan (the "Retirement Plan"))under the Retirement Plan immediately prior to the Effective Date, and any excess or supplemental retirement plan in which the Executive participates (together, the "SERP") which the Executive would receive if the Executive's employment continued for three years after the Date of Termination assuming for this purpose that all accrued benefits are fully vested, and, assuming that the Executive's compensation in each of the three years is the sum of Executive's Annual Base Salary and the Maximum Bonus, and (b) the actuarial equivalent of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP as of the Date of Termination. In the event it shall be determined that a payment by the Company to or for the benefit of the Executive shall be made pursuant to the terms of this Section 6(a) as a result of Executive's termination of employment as described hereunder solely as a result of a Change of Control (as defined in Section 1), then under clause (a) of this Subsection 6(a)(i)C, solely for purposes of determining the actuarial equivalent of the supplemental retirement benefit described in Section 4(b)(viii) of this Agreement, and not the actuarial equivalent of the benefit under the Retirement Plan or any other excess or supplemental retirement plan in which the Executive participates, the words "five years" should be substituted for the words "three years" each time they appear in such clause
(a);

         (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, PROVIDED, HOWEVER, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

         (iii) the Company shall, at its sole expense as incurred, provide the Executive with outplacement services the scope and provider of which shall be selected by the Executive in his reasonable discretion; and

         (iv) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is entitled to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

      (b) DEATH. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations, the Special Termination Amount and the timely payment or provision of Other Benefits. The Special Termination Amount and Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits after the Effective Date, the term Other Benefits as utilized in this
Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and its affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as are in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as are in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

      (c) DISABILITY. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations, the Special Termination Amount and the timely payment or provision of Other Benefits. Accrued Obligations and the Special Termination Amount shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits after the Effective Date, the term Other Benefits as utilized in this
Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as are in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as are in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

      (d) RETIREMENT If the Executive's employment is terminated by reason of the Executive's Retirement during the Employment Period, this Agreement shall terminate without further obligations to the Executive under this agreement, other than for payment of Accrued Obligations, and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.
With respect to the provision of Other Benefits after the Effective Date, the term Other Benefits as utilized in this Section 6(d) shall include, without limitation, and the Executive shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and its affiliated companies to peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to retirement benefits, if any, as are in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as are in effect on the date of the Executive's Retirement with respect to other peer executives of the Company and its affiliated companies.

      (e) CAUSE; OTHER THAN FOR GOOD REASON. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

      7. NON-EXCLUSIVITY OF RIGHTS. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify nor shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

      8. FULL SETTLEMENT. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"); provided that the Company shall have no such obligation if it is determined by a court that the Company was not in breach of the Agreement and that the Executive's claims were not made in good faith.

      9.   CERTAIN ADDITIONAL PAYMENTS BY THE COMPANY.

      (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this
Section 9) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes and net of any benefits that result from the deductibility by the Executive of such taxes (including, in each case, any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

      (b) Subject to the provisions of Section 9(c), all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by KPMG Peat Marwick LLP or such other certified public accounting firm as may be designated by the Executive (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 9(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

      (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

         (i) give the Company any information reasonably requested by the Company relating to such claim,

         (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

         (iii) cooperate with the Company in good faith in order to effectively contest such claim, and

         (iv) permit the Company to participate in any proceedings relating to such claim;

PROVIDED, HOWEVER, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

      (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(a) or 9(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 9(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

      10. CONFIDENTIAL INFORMATION. The Executive shall hold in a fiduciary capacity for the benefit of the Company and the Bank all secret or confidential information, knowledge or data relating to the Company or the Bank or any of their affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company and the Bank or any of their affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company and the Bank, the Executive shall not, without the prior written consent of the Company and the Bank or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and the Bank and those designated by the Company and the Bank. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

      11. SUCCESSORS. (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

      (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

      (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

       12. MISCELLANEOUS. (a) This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

      (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:


IF TO THE EXECUTIVE:

Mr. Bharat B. Bhatt
15 Christie Hill Road
Darien CT 06820


IF TO THE COMPANY OR THE BANK:

GreenPoint Financial Corp.
41-60 Main Street
Flushing, New York  11355
Attention: Howard C. Bluver
Senior Vice President and General Counsel

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

      (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

      (d) The Company or the Bank may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

      (e) The Executive's or the Company's or the Bank's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company or the Bank may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(d)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

     13. NO PROHIBITED PAYMENTS. Notwithstanding anything in this Agreement to the contrary, the Company and the Bank shall not make any payment to the Executive which, according to the opinion of the Company's outside counsel, would violate Section 2523(k) of the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990 (codified at 12 U.S.C. 1828(k)), or any rules or regulations promulgated thereunder.

      IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from their Boards of Directors, the Company and the Bank have caused these presents to be executed in their name on their behalf, all as of the day and year first above written.




                                          _____________________________________
                                                       BHARAT B. BHATT



ATTEST:                                   GREENPOINT FINANCIAL CORP.


___________________                       by:  ________________________________
    Secretary                             Thomas S. Johnson
                                          President and Chief Executive Officer
Seal



ATTEST:                                   GREENPOINT BANK


___________________                       By:  ________________________________
    Secretary                             Thomas S. Johnson
                                          President and Chief Executive Officer
Seal

Exhibit 11.1
            Statement Regarding Computation of Per Share Earnings
                   (In millions, except per share amounts )


                                                             Year Ended
                                                            December 31,
                                                    ---------------------------
                                                      1996      1995    1994(a)
                                                    -------   -------   -------
Net income                                          $ 132.5   $ 107.5   $ 104.7


Weighted average number of common stock and
common stock equivalents outstanding during
each period - primary                                  43.9      47.0      47.3

Weighted average number of common stock and
common stock equivalents outstanding during
each period - fully diluted                            44.5      47.2      47.2


Net earnings per share - primary                    $  3.02   $  2.29   $  2.21


Net earnings per share - fully diluted              $  2.97   $  2.28   $  2.22


(a) Amounts are from January 28, 1994, date of initial public offering of common stock.


GREENPOINT FINANCIAL

UNDERWRITING THE AMERICAN DREAM

ANNUAL REPORT 1996


                               FINANCIAL REVIEW
_______________________________________________________________________________

                     TABLE OF CONTENTS
------------------------------------------------------------
Five Year Selected Consolidated Data                      11
Management's Discussion and Analysis of Financial
  Condition and Results of Operations                     13
Consolidated Financial Statements                         22
Notes to the Consolidated Financial Statements            27
Report of Independent Accountants                         44


                SELECTED CONSOLIDATED FINANCIAL CONDITION DATA
_______________________________________________________________________________

                                                             December 31,                       June 30,
                                            --------------------------------------------  -------------------
(In millions)                                    1996        1995       1994       1993       1993       1992
-------------------------------------------------------------------------------------------------------------
Total assets                                $13,325.6   $14,670.5   $6,955.0   $7,377.1   $6,444.7   $5,879.7
Loans receivable held for investment, net     7,294.3     5,858.6    5,594.1    5,376.6    5,200.8    4,870.6
Allowance for possible loan losses              105.0       105.5      103.0      147.0      136.5      130.5
Securities                                    4,359.4     5,900.8      736.7      378.2      481.0      500.3
Money market investments                        494.1     1,550.7      265.0    1,151.8      303.2      181.6
Loans receivable held for sale, net(1)            4.8       175.1       11.1       65.8       74.5       15.3
Goodwill                                        623.6       670.2        0.5        0.7        0.8          -
Other real estate owned, net                     28.6        29.2       54.0       74.8       72.6       46.9
Deposits                                     11,452.3    12,898.3    5,223.5    5,650.4    5,543.3    5,092.9
Stockholders' equity                          1,459.8     1,551.3    1,521.2      786.3      730.0      646.1

                     SELECTED CONSOLIDATED OPERATING DATA
_______________________________________________________________________________

                                                  For the               For the           For the
                                                Year Ended         Six Months Ended     Year Ended
                                               December 31,           December 31,       June 30,
(In millions)                            1996       1995       1994       1993       1993       1992
-----------------------------------------------------------------------------------------------------
Interest income                        $974.0     $696.5     $563.8     $273.2     $547.6     $548.9
Interest expense                        527.5      345.8      226.3      114.8      244.4      300.9
Provision for possible loan losses      (15.7)      (9.5)     (32.3)     (25.3)     (63.6)     (59.9)
Non-interest income                      56.9       35.8       27.1       16.2       33.0       32.6
Non-interest expense                    263.2      178.6      121.4       51.8       99.7       78.1
Income taxes                             92.0       90.9       98.0       41.2       83.7       69.0
Cumulative effect of change in
  accounting principles(2)                  -          -          -          -       (5.3)         -
Net income                             $132.5     $107.5     $112.9     $ 56.3     $ 83.9     $ 73.6

See notes on following page


                   SELECTED FINANCIAL RATIOS AND OTHER DATA
_______________________________________________________________________________

                                                        At or For the                Six Months       At or For the
                                                          Year Ended                    Ended           Year Ended
                                                         December 31,                December 31,        June 30,
(Dollars in millions, except per share data)     1996         1995         1994        1993)(3)      1993        1992
-----------------------------------------------------------------------------------------------------------------------
                                             <C.
Performance Ratios:
Return on average assets(4)                      0.91%        1.18%        1.59%         1.72%       1.36%       1.29%
Return on average equity(4)                      8.62         6.96         7.91         14.96       12.22       12.08
Return on tangible equity(4)                    14.82         7.93         7.92         14.97       12.23       12.09
Net interest spread during period                3.23         3.36         4.15          4.67        4.61        3.83
Net interest margin                              3.51         4.05         4.92          5.05        5.07        4.47
Operating expense to average assets(5)           1.57         1.76         1.75          1.58        1.62        1.37
Efficiency ratio(6)                              44.3         41.4         34.0          28.7        26.8        25.1
Average interest-earning assets to
  average interest-bearing liabilities           1.07x        1.17x        1.23x         1.11x       1.11x       1.12x

PER SHARE DATA:
Earnings per share                          $    3.02    $    2.29     $   2.21(7)          -           -           -
Book value per share                            34.77        34.25        32.31             -           -           -
Tangible book value per share                   19.92        19.12        32.30             -           -           -
Dividends per share                              0.80         0.80         0.60(8)          -           -           -
Dividend payout ratio                           26.49%       34.93%       27.15%            -           -           -

ASSET QUALITY RATIOS:
Non-performing loans to total loans              4.78%        6.49%        6.80%        12.02%      11.63%      12.30%
Non-performing assets to total assets            2.89         2.94         6.42         10.21       10.99       11.40
Allowance for possible loan losses to
  non-performing loans                          29.48        26.24        26.26         23.45       23.70       20.94
Allowance for possible loan losses to
  total loans                                    1.41         1.75         1.79          2.63        2.52        2.58
Allowance for possible loan losses          $   105.0    $   105.5     $  103.0      $  147.0    $  136.5    $  130.5
Net charge-offs                             $    16.2    $  13.1(9)    $   31.8(10)  $   14.8    $   37.6    $   13.2
Percentage of net loan charge-off
  experience to average total loans              0.25%        0.22%        0.56%         0.27%       0.71%       0.27%
Ratio of allowance for possible
  loan losses to net charge-offs                 6.48x        8.05x        3.24x         3.54x       3.63x       9.89x

CAPITAL DATA:
Tangible assets                             $12,725.3    $13,985.1     $6,954.5      $7,376.4    $6,443.9    $5,879.7
Tangible capital                            $   859.5    $   865.9     $1,520.7      $  785.6    $  729.2    $  646.1
Tangible capital ratio                           6.75%        6.19%       21.87%        10.65%      11.32%      10.99%
Total equity to total assets                    10.95        10.57        21.87         10.66       11.33       10.99

OTHER DATA:
Mortgage loan originations                  $ 2,353.0    $ 1,023.5     $1,058.3      $  582.4    $1,079.6    $1,068.7
Full-service consumer bank offices                 76           84           24            24          24          20
Full-time equivalent employees (FTE)            2,135        2,025        1,392         1,411       1,372       1,201


(1) Loans held for sale at December 31, 1993 and June 30, 1993 include $52.1 million and $60.0 million, net of non-performing loans.

(2) Reflects changes due to the adoption of Statements of Financial Accounting Standards No. 106 and 112.

(3) Income statement ratios for the six months ended December 31, 1993 are annualized.

(4) Excluding the $5.3 million after-tax gain on branch sales for the year ended December 31, 1996.

(5) Operating expense excludes goodwill expense, ORE (income) or expense and restructuring (recovery) charge.

(6) The efficiency ratio is calculated by dividing non-interest expense (excluding goodwill expense, ORE (income) or expense and restructuring (recovery) charge) by the sum of net interest income and non-interest income, excluding the $8.9 million pre-tax gain on branch sales.

(7) Earnings per share is for the period subsequent to the initial public offering on January 28, 1994.

(8)  Dividends for the year ended December 31, 1994 are for three quarters.

(9) Net charge-off amount excludes a nonrecurring recovery of $6.1 million contingency reserve, included in the 1994 bulk loan sale loss amount.

(10) Net charge-off amount excludes a nonrecurring loss of $56.1 million related to the bulk sale of non-performing loans.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
_______________________________________________________________________________

GREENPOINT FINANCIAL CORP.

GreenPoint Financial Corp. (the "Company" or "GreenPoint") is the leading national lender in no-documentation ("No-Doc") mortgages. Its principal subsidiaries are GreenPoint Bank (the "Bank"), a New York State chartered savings bank with 76 branches serving customers throughout the greater New York City area, and GreenPoint Mortgage Corp. (the "Mortgage Company"), a national mortgage banking company headquartered in Charlotte, N.C.

OVERVIEW OF 1996 FINANCIAL RESULTS
During 1996, the Company focused on implementing its strategy to become the leader in the national market for specialty home finance products through careful expansion and achieving operational and staffing efficiencies. Summarized below are several significant financial results of 1996.

 . The Company had record net income for 1996 of $132.5 million, or $3.02 per share, a 23.2% increase over the $107.5 million, or $2.29 per share, earned in 1995 reflecting a full year's effect in 1996 of two 1995 acquisitions, a substantial increase in loan production and the achievement of planned cost savings.

 . Core cash earnings rose to $188.4 million, or $4.29 per share, in 1996 compared to $136.4 million, or $2.90 per share, in the prior year.

 . Return on average equity rose to 8.62% in 1996 compared to 6.96% in 1995. Return on average tangible equity rose to 14.82% from 7.93%.

 . The Company's ratio of operating expense to average total assets decreased to 1.57% for 1996 compared to 1.76% for 1995, reflecting planned cost savings achieved during 1996 despite the demands for additional resources associated with the national expansion of the Company's mortgage business.

 . Mortgage loan originations increased by 130% to $2.35 billion for 1996 compared to $1.02 billion for 1995. The increase reflects greater demand for GreenPoint's loan products in New York and New Jersey and the Company's successful national expansion which began in mid-1995 with the acquisition of the wholesale residential mortgage lending business of BarclaysAmerican/Mortgage Corp. ("BAM") by the Bank. The BAM operations are centralized in the Mortgage Company. During 1996, the Mortgage Company opened loan offices in five cities, introducing its no-doc loan products to Boston, Chicago, Miami, Philadelphia and Washington, D.C. Loan originations from outside New York accounted for more than 60% of the total for 1996.

 . Credit quality improved significantly as both non-performing loans and non-performing assets decreased by more than 10%. The ratio of non-performing loans to total loans fell to 4.78% at December 31, 1996 compared to 6.49% a year ago. This reflects the successful initiatives taken during 1996 to increase collection and resolution of delinquent loans, as well as loan portfolio growth.

 . The Company repurchased 5.1 million shares of its stock during 1996 at a total cost of $169.5 million. GreenPoint continues to maintain a strong capital position with a leverage ratio of 6.68%, a Tier 1 risk-based ratio of 15.24% and a total risk-based ratio of 16.49% at December 31, 1996.

EFFECT OF 1995 ACQUISITIONS ON COMPARABILITY OF OPERATING RESULTS
Two 1995 acquisitions affect the comparability of 1996, 1995 and 1994 annual results. The Bank completed the BAM acquisition on July 7, 1995 and on September 22, 1995, purchased the 60 New York consumer banking branches of Home Savings of America, FSB ("HSA"). Both transactions were accounted for as purchases. Therefore, 1995 annual results include only those related revenues and expenses subsequent to the respective acquisition dates.

The substantial increases in the Company's asset, liability and employee bases resulting from the acquisitions (and the inclusion of a full year's effect in 1996) are the primary factors contributing to increases in revenue, expense and average balances from year to year.

The HSA acquisition also resulted in a substantial change in the composition of the Company's balance sheet that affected certain key performance ratios. In return for assuming approximately $8.1 billion of customer deposits from HSA, the Company received cash, certificates of deposit and short-term debt securities totaling approximately $7.5 billion. The resulting shift in the Company's average interest-earning asset mix away from the higher yielding loan portfolio caused a reduction in the yield on average interest-earning assets and contributed to compression of the interest rate spread.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

CORE CASH EARNINGS
Management believes that the measurement and reporting of core cash earnings provides useful and relevant information about the Company's financial performance. Core cash earnings are defined as reported net income excluding the branch sale, plus certain non-cash charges. These non-cash expenses, unlike all other expenses incurred by the Company, result in net increases in GreenPoint's tangible capital and enable the Company to pursue increases in shareholder value through growth of earning assets, increases of cash dividends, and additional repurchases of the Company's stock.


CORE CASH EARNINGS

                                                  For the Year Ended
                                                        December 31,
(In millions, except per share amounts)       1996              1995
--------------------------------------------------------------------
Core net income                             $127.2(a)         $107.5
Add back:
  Goodwill amortization                       46.5(b)           13.8
  Employee stock plans expense                14.7(c)           15.1
Core cash earnings                          $188.4            $136.4
Core cash earnings per share                $ 4.29            $ 2.90


(a)  Net income less $5.3 million after-tax gain on branch sale.

(b) Goodwill amortization relates to the two 1995 acquisitions. This expense will continue through the year 2010.

(c) Includes ESOP amortization expense of $9.0 million (which includes $0.8 million of 401(k) saving plan matching contribution expense) and stock plans share amortization expense of $5.7 million. ESOP amortization expense is scheduled to occur through the year 2018 and will vary from year to year based upon changes in the average annual market price of the Company's stock and by changes in annual allocations to plan participants. Stock plans share amortization expense is scheduled to occur through the year 2000 and will be approximately $2.2 million annually.


NET INTEREST INCOME

Net interest income on a taxable equivalent basis increased by $103.0 million, or 29.4%, to $453.7 million for 1996 from $350.7 million for 1995. The increase reflects the Company's higher level of average net interest-earning assets combined with significant improvement in the Company's average cost of funds.

Interest income on mortgages increased by $59.5 million, or 11.2%, to $591.7 million for 1996 from $532.2 million for 1995 primarily as a result of substantially higher loan origination volume and the Company's decision in mid-1996 to portfolio new production rather than sell loans in the secondary market. As a result, average mortgage loans for 1996 increased by $709.0 million, or 12.2%, over 1995.

Throughout 1996, the Company pursued an aggressive deposit pricing strategy which reduced the average cost of funds by 33 basis points to 4.36% for 1996 compared to 4.69% for 1995.

The Company's ability during 1996 to utilize the proceeds from maturities of lower yielding money market investments and securities to fund both loan portfolio growth and planned run-off in certain high cost customer deposits resulted in continuous improvement in the interest rate spread and net interest margin. GreenPoint's interest rate spread and net interest margin improved to 3.52% and 3.82%, respectively, by the fourth quarter of 1996 compared to 2.68% and 2.96%, respectively, for the fourth quarter of 1995.

PROVISION FOR POSSIBLE LOAN LOSSES
The provision for possible loan losses increased by $6.2 million, or 65.3%, to $15.7 million for 1996 from $9.5 million for 1995. The 1995 provision included the effect of a $6.1 million recovery of a special contingency reserve relating to a 1994 bulk sale of non-performing loans.

NON-INTEREST INCOME
Non-interest income increased by $21.1 million, or 59.0%, to $56.9 million for 1996 from $35.8 million for 1995. The increase is primarily the result of higher fee income generated by the Company's expanded New York consumer banking branch network, a $1.5 million increase in securities lending fees and an $8.9 million gain on the sale of two branches.

NON-INTEREST EXPENSE
Total non-interest expense increased by $84.6 million, or 47.4%, to $263.2 million for 1996 from $178.6 million for 1995. Total operating expense increased by $58.9 million, or 36.8%, to $219.1 million for 1996 from $160.2 million for 1995.

The inclusion in 1996 of a full year's expense related to the operations of the Mortgage Company and the expanded consumer banking branch network was the primary factor leading to the increase in non-interest expense.

Other factors that affected non-interest expense were:

 . Expense of the Company's ESOP and other employee stock plans decreased slightly to $14.7 million for 1996 from $15.1 million for 1995. The decrease occurred as a result of a change in the Company's ESOP share allocation schedule that lengthens the amortization period from fifteen to twenty-five years. Without this change, the 1996 cost would have increased to $19.8 million primarily as a result of a higher average market price of the Company's stock during 1996 compared to 1995.

 . FDIC deposit insurance premiums decreased by $4.0 million to $5.2 million for 1996 from $9.2 million for 1995, due to a reduction in assessment rates and the recapitalization of the Savings Association Insurance Fund. The 1995 deposit insurance premiums expense included a $3.4 million refund from the FDIC related to the re-capitalization of the Bank Insurance Fund.

 . In 1996, the Company recovered $1.6 million of an $8.0 million restructuring charge taken in 1995. The recovery reflected lower severance payments than were anticipated due to the Company's ability to reassign many of the affected employees to other job vacancies created by normal attrition and lower write-downs required on sold or closed facilities.

The Company's efficiency ratio was 44.3% for 1996 compared to 41.4% for 1995. Although the ratio increased year over year, the Company achieved planned cost savings associated with the HSA acquisition and was able to improve the ratio steadily from 53.4% in the fourth quarter of 1995 to 42.7% in the fourth quarter of 1996, despite the demands for resources required by the expansion of the Company's national mortgage business.


INCOME TAX EXPENSE
Income tax expense increased by $1.1 million to $92.0 million for 1996 from $90.9 million for 1995. The increase arose from a $26.1 million increase in pre-tax income, which was partially offset by a 10.6% decrease in the Company's effective tax rate to 40.98%, as a result of a series of business initiatives implemented by the Company.

FINANCIAL CONDITION
Total assets were $13.3 billion at December 31, 1996 compared to $14.7 billion at December 31, 1995. The $1.4 billion decrease resulted from planned deposit liability run-off funded by reductions in money market investments and securities available for sale.

Loans receivable held for investment, net increased by $1.4 billion to $7.3 billion at December 31, 1996 as a result of a 130% increase in mortgage loan originations in 1996 over 1995 and the Company's decision in 1996 to portfolio new loan production rather than sell loans in the secondary market. New loan production was funded by reductions in money market investments and securities available for sale.

As a result of the increased loan originations and planned deposit run-off during 1996, the combined balances of cash and due from banks, money market investments and securities available for sale decreased by $2.7 billion to $4.9 billion at December 31, 1996 from $7.6 billion at December 31, 1995.

NON-PERFORMING ASSETS
Please refer to notes 7 and 8 of "Notes to the Consolidated Financial Statements" for information about the Company's non-performing assets.


RISK MANAGEMENT

LIQUIDITY MANAGEMENT
The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and other securities. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rate levels, economic conditions and competition.

The Company and the Bank have recently applied for and received both short-term and long-term debt ratings from three recognized credit rating firms. These ratings will allow the Company and the Bank to access the wholesale debt markets, thereby providing the Company with additional flexibility in accessing and utilizing the most cost effective and appropriate means for meeting its funding needs.

The Company's most liquid assets are cash and cash equivalents, including money market investments. The level of these assets is dependent on the Company's operating, financing, lending, and investing activities during any given period. Cash and cash equivalents, including money market investments, totaled $0.6 billion at December 31, 1996 compared to $1.7 billion at December 31, 1995.

The Company had outstanding mortgage loan commitments of $0.5 billion and commitments to sell mortgage-backed securities of approximately $0.09 billion at December 31, 1996. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

CAPITAL MANAGEMENT
Management closely monitors the capital of the Company and the Bank to ensure that adequate levels are maintained at all times to support ongoing needs. Management considers various factors in its evaluations including the appropriate capital levels needed to support growth through either expansion or acquisition and the amount of capital needed to absorb unanticipated risk.

The Company and the Bank are also subject to minimum regulatory capital requirements imposed by various Federal and state banking authorities, including the Federal Reserve Board, the FDIC and the New York State Banking Department. These capital requirements vary according to an institution's capital level and the composition of its assets. Furthermore, pursuant to the FDIC Improvement Act of 1991 ("FDICIA"), the Federal banking regulators have set the minimum capital ratios for a well-capitalized banking institution at 6% Tier 1 risk-based capital, 10% total risk-based capital and 5% Tier 1 leverage capital. At December 31, 1996, the Company and the Bank exceeded these levels and are expected to be in excess of the minimum ratios required of a well-capitalized institution in the future.

Following is a table of the components of regulatory capital as defined by the banking regulators for risk-based capital and leverage ratio guidelines.

COMPONENTS OF CAPITAL

                                              At December 31,
(In millions)                         1996              1995
-------------------------------------------------------------
Tier 1 Capital:
Common stockholders' equity       $1,587.7          $1,685.1
Unallocated ESOP shares             (119.6)           (124.0)
Unearned stock plans shares           (8.3)             (9.8)
Preferred shares of subsidiary         3.6                --
Less: Goodwill                      (623.6)           (670.2)
  Unrealized loss (gain) on
  securities available for sale       23.3             (14.9)
Tier 1 Capital                       863.1             866.2

Tier 2 Capital:
  Qualifying allowance for
    possible loan losses              69.7              66.1
Tier 2 Capital                        69.7              66.1

Total qualifying capital          $  932.8          $  932.8
Risk-weighted assets              $5,578.3          $5,328.5


During 1996, strong cash earnings and liquidity levels enabled the Company to complete two stock repurchase programs. The Company purchased a total of 5.1 million shares at an average cost per share of $33.25.

Total stockholders' equity decreased by $91.5 million to $1.5 billion at December 31, 1996 primarily due to the Company's repurchase of common stock of $169.5 million, the declaration of $34.1 million in dividends and a change in unrealized loss on securities available for sale of $38.2 million. These decreases were partially offset by net income of $132.5 million and $17.8 million in additional capital arising from ESOP and employee stock plans share allocations and stock options exercises.

CREDIT RISK MANAGEMENT
In conducting its lending activities, the Company is exposed to the possibility that borrowers may default on their loans. To manage this risk, the Company focuses its efforts on the fundamental disciplines-loan underwriting and administration.

The Company lends funds primarily based on the borrower's level of equity in the property securing the loan. The Company does not originate loans with a loan to value ratio in excess of 75%. Strict appraisal standards are maintained, requiring all in house appraisers to be state certified and all appraisals are subject to two additional levels of review by higher levels of management.

The Company closely monitors trends in delinquent and nonperforming loans through cycles in the economy and in the real estate market. The Company works to maintain contact with the borrowers and utilizes varied collection procedures to obtain repayment. In addition, the Company reviews the trends in amount and frequency of loans that were transferred to other real estate owned and trends in sales activity of its foreclosed property, including average principal loss experienced and the holding period for such properties.

Management has comprehensive policies for reviewing the adequacy of the allowance for loan losses. The policies require the Company to provide for estimated future costs and expenses related to problem loans. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company's lending areas.

ALLOWANCE FOR POSSIBLE LOAN LOSSES
As outlined in Note 7 to the consolidated financial statements, the allowance for possible loan losses remained relatively constant during the year, as the provision of $15.7 million approximated charge offs (net of recoveries) of $16.2 million for the year.

NON-PERFORMING ASSETS
The tables in Notes 7 and 8 to the consolidated financial statements reflect the favorable results of the Company's efforts to convert non-performing assets to interest-earning assets as quickly as possible, while minimizing potential losses on the conversion. The decrease in non-performing assets of 10.8% ($384.7 million at December 31, 1996, compared to $431.3 million at December 31, 1995) results from the proactive approach to managing overall credit risk, as well as economic conditions.

INTEREST RATE RISK MANAGEMENT
Interest rate risk is defined as the sensitivity of the Company's current and future earnings to changes in the level of market interest rates. It arises in the ordinary course of the Company's business, as the repricing characteristics of its mortgage loans do not necessarily match those of its deposit liabilities. The resulting interest rate risk is managed by careful attention to the mix of asset maturities and deposit offerings and by adjustments to the Company's investment portfolio and the use of off balance sheet instruments such as interest rate swaps and options.

Management responsibility for interest rate risk resides with the Asset and Liability Management Committee ("ALCO"). The committee is comprised of the Chairman and Chief Executive Officer, the Vice Chairman, the Chief Financial Officer, the Treasurer and the Company's senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off balance sheet instruments and identify acceptable counterparties to securities and off balance sheet transactions.

ALCO risk management strategies allow for the assumption of interest rate risk within the Board approved limits. The strategies are formulated based upon ALCO's assessments of likely economic and financial market developments and trends in the Company's mortgage and consumer banking businesses. Strategies are developed with the aim of enhancing the Company's net income and capital, while ensuring that the risks to income and capital from adverse movements in interest rates are acceptable.

The Company's income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. One measure of interest rate sensitivity is provided by the accompanying net gap analysis, which organizes assets and liabilities according to the time period in which they reprice or mature. For many of the Company's assets and liabilities the maturity or repricing date is not determinable with certainty. For example, the


Company's mortgage loans and its mortgage-backed securities can be prepaid before contractual amortization and/or maturity. Also, the repricing behavior of the Company's non-time deposits is subject to the interest rate environment, current funding and liquidity needs, and other factors influencing the market competition for such deposits. Consequently, ALCO evaluates many different interest rate scenarios in arriving at its assessment of the most likely gap analysis and repricing schedule. The amounts reflected in the accompanying schedule could vary from those detailed in the schedule.

The difference between assets and liabilities repricing in a given period is one approximate measure of interest rate sensitivity. More assets than liabilities repricing in a period (a positive gap) implies earnings will rise as interest rates rise, and decline as interest rates decline. More liabilities repricing than assets implies declining income as rates rise. However, these relationships do not consider the impact that the rate movements might have on other components of the Bank's risk profile; for example, an increase in interest rates, while implying that earnings will rise in a positive gap period, might also result in higher credit or default risk due to a higher probability of borrowers being unable to pay the contractual payments on loans. Likewise, a decrease in rates might result in an increase in the risk that funds received from loan prepayments cannot be reinvested at rates and spreads achieved by management on earlier investments and loan originations.

The use of interest rate instruments such as interest rate swaps is integrated into the Company's interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. However, these instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

As of December 31, 1996, the cumulative volumes of assets and liabilities maturing or repricing within one year were approximately equal, implying little current-year income sensitivity to movements in the level of interest rates. However, the gap report does not represent a precise measure of risk, given the uncertainties of the repricing assumptions on indeterminate assets and liabilities, and the fact that not all rates move equally at their repricing dates.

ALCO supplements the gap report with two other measures of interest rate risk. It uses an earning simulation model which gives effect to management assumptions concerning the repricing of assets and liabilities, as well as business volumes, under a variety of economic and interest rate scenarios. ALCO also considers the sensitivity of economic value to changes in interest rates. This measure compares the estimated change in the net present value of the Company's assets to the change in the net present value of its liabilities for various changes in interest rate levels. All three measures of risk are subject to limits deemed by the Board of Directors as acceptable.

All of these measures of risk represent the Company's exposure to interest rate movements at particular points in time. The risk position is always changing. The ALCO continuously monitors the Company's risk profile as it changes, and alters the rate sensitivity to ensure limits are adhered to, and that the resulting risk profile is appropriate to its views on the course of interest rates and developments in its core business.


INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                                   At December 31, 1996
----------------------------------------------------------------------------------------------------------------
                                                      More Than    More Than    More Than     More
                                           Within     1 Year to   3 Years to   5 Years to     Than
(Dollars in millions)                     One Year     3 Years      5 Years     10 Years    10 Years      Total
----------------------------------------------------------------------------------------------------------------
Total loans                               $2,835.4    $ 1,291.3    $   986.3    $1,414.1    $  772.0   $ 7,299.1
Money market investments(1)                  494.1            -            -           -           -       494.1
Securities held to maturity                      -            -            -           -         4.0         4.0
Securities available for sale              1,928.1        898.1        732.4       503.8       293.0     4,355.4

  Total interest-earning assets            5,257.6      2,189.4      1,718.7     1,917.9     1,069.0    12,152.6

Cash and due from banks                       81.9            -            -           -           -        81.9
Excess of cost over fair value of net
  assets acquired                             42.3         84.6         84.6       211.0       201.1       623.6
Other non-earning assets                     467.5            -            -           -           -       467.5

  Total assets                            $5,849.3    $ 2,274.0    $ 1,803.3    $2,128.9    $1,270.1   $13,325.6

Term certificates                         $4,707.2    $ 1,616.6    $   248.8    $   38.8           -   $ 6,611.4
Core deposits                              1,043.4      1,849.9      1,336.1       611.5           -     4,840.9

  Total interest-bearing liabilities       5,750.6      3,466.5      1,584.9       650.3           -    11,452.3

Other liabilities                            409.9            -            -           -           -       409.9
Preferred shares of subsidiary                   -            -            -           -         3.6         3.6
Stockholders' equity                             -            -            -           -     1,459.8     1,459.8

  Total liabilities and equity            $6,160.5    $ 3,466.5    $ 1,584.9    $  650.3    $1,463.4   $13,325.6

Off balance sheet financial instruments      300.0       (300.0)           -           -           -           -

Interest rate sensitivity gap             $  (11.2)   $(1,492.5)   $   218.4    $1,478.6    $ (193.3)

Cumulative interest rate sensitivity gap  $  (11.2)   $(1,503.7)   $(1,285.3)   $  193.3

Cumulative interest rate sensitivity
  gap as a percentage of total assets
  at December 31, 1996                       (0.08%)     (11.28%)      (9.64%)      1.45%


(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

GENERAL
Net income for 1995 was $107.5 million compared to $112.9 million for 1994. The 1995 results included an $8.0 million restructuring charge for employee severance benefits costs associated with planned branch consolidations and related fixed asset writedowns.

NET INTEREST INCOME
Net interest income on a taxable equivalent basis increased by $13.2 million, or 3.9%, to $350.7 million for 1995 from $337.5 million for 1994. The increase in 1995 was the result of the Company's higher average interest-earning assets, partially offset by higher average interest-bearing liabilities and a higher average cost of funds.

PROVISION FOR POSSIBLE LOAN LOSSES
The Company's provision for possible loan losses decreased by $22.8 million, or 70.6%, to $9.5 million for 1995 from $32.3 million for 1994. The 1994 provision includes the effect of a $11.6 million provision related to a 1994 bulk sale of non-performing loans.

NON-INTEREST INCOME
Non-interest income increased by $8.7 million, or 32.2%, to $35.8 million for 1995 from $27.1 million for 1994. The increase was primarily due to additional fee income generated by the operations of the Mortgage Company and the Company's expanded branch network combined with a $3.3 million recovery of previous special provisions for losses on loans sold with recourse and a $1.8 million increase in net gain on sales of loans.

NON-INTEREST EXPENSE
Non-interest expense increased by $57.2 million, or 47.1%, to $178.6 million for 1995 from $121.4 million for 1994. The 1995 amount included the $8.0 million restructuring charge and a $2.5 million charge to write down a receivable from a former transaction processor for the Company. Excluding the restructuring charge and the receivable write down, the increase in 1995 was attributable to: the additional expenses associated with the operations of the Mortgage Company and the branch network; an increase in ESOP and stock plans expense of $2.9 million due to a higher average market price of the Company's shares and an increase in the number of shares allocated to participants of the ESOP; and a $4.0 million facilities management expense related to the Company's mainframe computer conversion which was completed during the third quarter of 1995. Additionally, Federal deposit insurance premiums decreased by $4.2 million in 1995 due primarily to a $3.4 million refund from the FDIC and a decrease in the assessment rate.

INCOME TAX EXPENSE
Income tax expense decreased by $7.1 million, or 7.2%, to $90.9 million for 1995 from $98.0 million for 1994. The Company's effective rate decreased to 45.82% for 1995 from 46.47% for 1994.

NON-PERFORMING ASSETS
Non-performing loans increased by $9.9 million, or 2.5%, to $402.1 million at December 31, 1995 from $392.2 million at December 31, 1994. Net total other real estate owned decreased by $24.8 million, or 45.9%, to $29.2 million at December 31, 1995 from $54.0 million at December 31, 1994.


AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES

(Taxable-Equivalent Interest and Rates; in millions)(1)                        Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                 1996                              1995                            1994
                                   ------------------------------   ------------------------------   -------------------------------
                                                          Average                          Average                           Average
                                                           Yield/                           Yield/                            Yield/
                                    Balance    Interest     Cost     Balance    Interest     Cost     Balance    Interest      Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
  Mortgage loans(2)                $ 6,531.0    $591.7      9.06%   $5,822.0     $532.2      9.14%   $5,702.8     $514.3       9.02%
  Other loans(2)                        31.7       2.6      8.12        26.6        1.9      7.35        19.4        1.4       7.47
  Money market investments(3)(6)     1,261.0      70.0      5.54       742.7       43.8      5.91       439.7       17.0       3.85
  Securities(4)                      5,101.4     316.9      6.22     2,059.9      118.6      5.76       692.4       32.7       4.72
  Total interest-earning assets     12,925.1     981.2      7.59     8,651.2      696.5      8.05     6,854.3      565.4       8.25
Non-interest earning assets(5)       1,031.0                           437.9                            250.7
  Total assets                     $13,956.1                        $9,089.1                         $7,105.0

LIABILITIES & STOCKHOLDERS' EQUITY:
  Savings                          $ 1,976.5      55.2      2.79%   $  972.1       28.4      2.93%   $  652.8       20.2       3.09%
  NOW                                  333.9       6.1      1.83       170.9        3.4      1.97       107.6        2.2       2.09
  Money market and variable
    rate savings                     2,541.9      85.6      3.37     1,675.1       55.7      3.33     1,829.4       58.0       3.17
  Term certificates of deposit       7,126.6     377.8      5.30     4,472.4      257.0      5.75     2,841.1      144.6       5.09
  Mortgagors' escrow                    80.9       1.0      1.26        79.6        1.3      1.59        76.4        1.3       1.65
  Repurchase agreements                 47.9       1.8      3.88           -          -         -           -          -          -
  Funds held for stock purchases(6)        -         -         -           -          -         -        55.2        1.6       2.86
  Total interest-bearing
    liabilities                     12,107.7     527.5      4.36     7,370.1      345.8      4.69     5,562.5      227.9       4.10
Other liabilities(7)                   371.5                           173.8                            115.7
  Total liabilities                 12,479.2                         7,543.9                          5,678.2
Preferred shares of subsidiary           0.9                               -                                -
Stockholders' equity                 1,476.0                         1,545.2                          1,426.8
  Total liabilities &
    stockholders' equity           $13,956.1                        $9,089.1                         $7,105.0

Net interest income/interest
  rate spread(8)                                $453.7      3.23%                $350.7      3.36%                $337.5       4.15%

Net interest-earning assets/net
  interest margin(9)               $   817.4                3.51%   $1,281.1                 4.05%   $1,291.8                  4.92%

Ratio of interest-earning assets
  to interest-bearing liabilities                            1.07x                           1.17x                             1.23x


(1) The applicable tax rate used to adjust tax-exempt interest to a taxable equivalent basis was approximately 44.7% in 1996.

(2) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.

(3) Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements.

(4) The average yield does not give effect to changes in fair value that are reflected as a component of stockholders' equity.

(5) Includes goodwill, banking premises and equipment-net, net deferred tax assets, accrued interest receivable, and other miscellaneous non-interest earning assets.

(6) Interest expense on funds held for stock purchases was reported as a $1.6 million offset to short-term investment income in 1994.

(7) Includes accrued interest payable, accounts payable, official checks drawn against the bank, accrued expenses, and other miscellaneous non-interest bearing obligations of the Company.

(8) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of interest-bearing liabilities.

(9) Net interest margin represents net interest income divided by average interest-earning assets.


RATE/VOLUME ANALYSIS

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on the Company's interest income and interest expense during the periods indicated. The changes attributable to the combined impact of volume and rate have been allocated proportionately to volume and rate.

                                           Year Ended December 31, 1996   Year Ended December 31, 1995
                                                     Compared to                  Compared to
                                           Year Ended December 31, 1995   Year Ended December 31, 1994
                                                Increase/(Decrease)            Increase/(Decrease)
                                           ----------------------------  ------------------------------
                                                 Due to                        Due to
-------------------------------------------------------------------------------------------------------
                                           Average    Average     Net    Average    Average      Net
(Dollars in millions)                       Volume      Rate    Change    Volume      Rate     Change
-------------------------------------------------------------------------------------------------------
  Mortgage loans(1)                         $ 64.2    $ (4.7)   $ 59.5    $ 10.9     $ 7.0    $ 17.9
  Other loans(1)                               0.5       0.2       0.7       0.5         -       0.5
  Money market investments(2)                 29.0      (2.8)     26.2      15.1      11.7      26.8(3)
  Securities                                 195.7       2.6     198.3      78.6       7.3      85.9
    Total interest earned on assets          289.4      (4.7)    284.7     105.1      26.0     131.1
  Savings                                     28.2      (1.4)     26.8       9.3      (1.1)      8.2
  NOW                                          2.9      (0.2)      2.7       1.3      (0.1)      1.2
  Money market and other variable
    rate savings                              29.2       0.7      29.9      (5.0)      2.7      (2.3)
  Term certificates of deposit               142.1     (21.3)    120.8      91.8      20.6     112.4
  Mortgagors' escrow                             -      (0.3)     (0.3)        -         -         -
  Repurchase agreements                        1.8         -       1.8         -         -         -
  Funds held for stock purchases                 -         -         -      (1.6)        -      (1.6)
    Total interest paid on liabilities       204.2     (22.5)    181.7      95.8      22.1     117.9
  Net change in net interest income         $ 85.2    $ 17.8    $103.0    $  9.3     $ 3.9    $ 13.2


(1) In computing the volume and rate components of net interest income for loans, non-accrual loans and loans held for sale have been included.

(2) Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under resale agreements.

(3) Includes $1.6 million relating to funds held for stock purchases which, for financial reporting purposes, was offset by related interest expense.


                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
_______________________________________________________________________________

                                                                  December 31,
(In millions, except share amounts)                         1996          1995
-------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                $    81.9     $   153.7
Money market investments:
  Interest-bearing deposits in other banks                 105.6             -
  Federal funds sold and securities purchased under
    agreements to resell                                   388.5       1,550.7

    Total cash and cash equivalents                        576.0       1,704.4

Loans receivable held for sale                               4.8         175.1
Securities available for sale                            4,355.4       5,896.5
Securities held to maturity
  (fair value of $4.0 and $4.4, respectively)                4.0           4.3
Loans receivable held for investment (net of
  allowance for possible loan losses of $105.0 in
  1996 and $105.5 in 1995)                               7,294.3       5,858.6
Accrued interest receivable, net                            89.5          73.0
Banking premises and equipment, net                        128.2         113.7
Deferred income taxes, net                                  80.2          70.1
Other real estate owned, net                                28.6          29.2
Goodwill                                                   623.6         670.2
Other assets                                               141.0          75.4

    Total assets                                       $13,325.6     $14,670.5

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Deposits:
  N.O.W. and checking                                  $   524.2     $   501.8
  Savings and club                                       1,901.7       2,034.7
  Variable rate savings                                  1,853.7       1,995.3
  Money market                                             561.3         635.7
  Term certificates of deposit                           6,611.4       7,730.8

    Total deposits                                      11,452.3      12,898.3

Mortgagors' escrow                                          66.9          58.9
Securities sold under agreements to repurchase              89.5             -
Accrued income taxes payable                                45.1           7.6
Other liabilities                                          208.4         154.4

    Total liabilities                                   11,862.2      13,119.2

Commitments and contingencies
Preferred shares of subsidiary                               3.6             -

STOCKHOLDERS' EQUITY:
  Preferred stock ($0.01 par value; 50,000,000
    shares authorized; none issued)                            -             -
  Common stock ($0.01 par value; 220,000,000
    shares authorized; 55,115,582 and 54,965,582
    shares issued, respectively)                             0.5           0.5
  Additional paid-in capital                               810.2         801.4
  Unallocated Employee Stock Ownership Plan (ESOP)
    shares                                                (119.6)       (124.0)
  Unearned stock plans shares                               (8.3)         (9.8)
  Retained earnings                                      1,038.0         942.1
  Unrealized (loss) gain on securities available
    for sale, net                                          (23.3)         14.9
  Treasury stock, at cost (7,871,400 shares and
    2,748,200 shares, respectively)                       (237.7)        (73.8)

    Total stockholders' equity                           1,459.8       1,551.3

    Total liabilities and stockholders' equity         $13,325.6     $14,670.5


See accompanying notes to the consolidated financial statements


                      CONSOLIDATED STATEMENTS OF INCOME
_______________________________________________________________________________

                                                For the Year Ended December 31,
                                                -------------------------------
(In millions, except per share amounts)             1996      1995      1994
-------------------------------------------------------------------------------
INTEREST INCOME:
  Mortgages                                       $591.7    $532.2    $514.3
  Money market investments                          68.0      43.8      15.4
  Securities                                       311.7     118.6      32.7
  Other loans                                        2.6       1.9       1.4
    Total interest income                          974.0     696.5     563.8
Interest expense                                   527.5     345.8     226.3
Net interest income                                446.5     350.7     337.5
Provision for possible loan losses                 (15.7)     (9.5)    (32.3)
Net interest income after provision for
  possible loan losses                             430.8     341.2     305.2

NON-INTEREST INCOME:
  Income from fees and commissions:
    Mortgage loan operations fee income             14.6      13.8      12.9
    Mortgage servicing fees                          8.3      10.0      10.3
    Banking services fees and commissions           17.4       6.4       2.9
    Other fee income                                 3.9       4.4       1.0
  Net gain (loss) on securities                      0.9      (0.6)        -
  Net gain on sales of loans                         2.9       1.8         -
  Gain on sale of branches                           8.9         -         -

    Total non-interest income                       56.9      35.8      27.1

NON-INTEREST EXPENSE:
  Salaries and benefits                             86.8      68.6      54.4
  Employee Stock Ownership and stock plans
    expense                                         14.7      15.1      12.2
  Net expense of premises and equipment             46.6      23.6      16.2
  Federal deposit insurance premiums                 5.2       9.2      13.4
  Other administrative expenses                     65.8      43.7      27.9
  Other real estate owned operating income          (0.8)     (3.4)     (2.9)
  Goodwill amortization                             46.5      13.8       0.2
  Restructuring (recovery) charge                   (1.6)      8.0         -

    Total non-interest expense                     263.2     178.6     121.4

Income before income taxes                         224.5     198.4     210.9
Income taxes                                        92.0      90.9      98.0
Net income                                        $132.5    $107.5    $112.9
Earnings per share                                $ 3.02    $ 2.29    $ 2.21(a)


(a) Amount is from January 28, 1994 through December 31, 1994, the period subsequent to the Company's initial public offering.

     See accompanying notes to the consolidated financial statements.


          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
_______________________________________________________________________________

                                                For the Year Ended December 31,
                                                -------------------------------
(In millions)                                       1996       1995       1994
-------------------------------------------------------------------------------
COMMON STOCK
Balance at beginning of period                  $    0.5   $    0.5     $    -
Issuance of stock in initial public offering           -          -        0.5
Balance at end of period                             0.5        0.5        0.5

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                     801.4      794.6          -
Issuance of stock in initial public offering,
  net of issuance costs                                -          -      774.2
Issuance of common stock to stock plans              3.7          -       18.6
Amortization of ESOP shares committed to be
  released                                           4.5        3.5        1.7
Amortization of stock plans shares during
  the period                                         0.6        0.1        0.1
Tax benefit for vested stock plans shares              -        0.9          -
Exercise of stock options                              -        1.1          -
Adjustment to initial public offering
  issuance costs                                       -        1.2          -
Balance at end of period                           810.2      801.4      794.6

UNALLOCATED ESOP SHARES
Balance at beginning of period                    (124.0)    (131.0)         -
Issuance of stock in initial public offering           -          -      (80.4)
Open market purchases of common stock by
  ESOP trustee                                         -          -      (56.7)
Amortization of ESOP shares committed to be
  released                                           4.4        7.0        6.1
Balance at end of period                          (119.6)    (124.0)    (131.0)

UNEARNED STOCK PLANS SHARES
Balance at beginning of period                      (9.8)     (14.3)         -
Issuance of common stock to stock plans             (3.7)         -      (18.6)
Amortization of stock plans shares during
  the period                                         5.2        4.5        4.3
Balance at end of period                            (8.3)      (9.8)     (14.3)

RETAINED EARNINGS
Balance at beginning of period                     942.1      871.4      786.3
Net income for the period                          132.5      107.5      112.9
Dividends paid                                     (34.1)     (36.8)     (27.8)
Exercise of stock options                           (2.5)         -          -
Balance at end of period                         1,038.0      942.1      871.4

NET UNREALIZED (LOSS) GAIN ON SECURITIES
  AVAILABLE FOR SALE, NET OF TAX
Balance at beginning of period                      14.9          -          -
Net change in unrealized (loss) gain on
  securities available for sale                    (38.2)      14.9          -
Balance at end of period                           (23.3)      14.9          -

TREASURY STOCK
Balance at beginning of period                     (73.8)         -          -
Exercise of stock options                            5.6          -          -
Purchase of treasury stock                        (169.5)     (73.8)         -
Balance at end of period                          (237.7)     (73.8)         -

TOTAL STOCKHOLDERS' EQUITY                      $1,459.8   $1,551.3   $1,521.2


See accompanying notes to the consolidated financial statements


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
_______________________________________________________________________________

                                                For the Year Ended December 31,
                                               --------------------------------
(In millions)                                       1996        1995      1994
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  132.5   $   107.5   $ 112.9
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Provision for possible loan losses                15.7         9.5      32.3
  Depreciation and amortization of premises
    and equipment                                   16.1        10.3       9.9
  Goodwill amortization                             46.5        13.8       0.2
  Accretion of discount on securities, net of
    premium amortization                           (71.0)      (71.6)     (9.2)
  ESOP and stock plans expense                      14.7        15.1      12.2
  Net change in loans held for sale                170.3      (286.3)     27.9
  Net gain on sales of other real estate owned      (6.6)       (9.9)    (11.2)
  Deferred income taxes                             21.5        39.4      46.4
  Decrease (increase) in other assets               25.5         3.5      20.0
  Increase (decrease) in other liabilities          50.1       (17.8)      0.7
  Other, net                                        21.4       (18.7)    (67.6)

    Net cash provided by (used in) operating
      activities                                   436.7      (205.2)    174.5

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations, net of principal
    repayments                                  (1,447.4)       10.7    (381.7)
  Purchase of mortgage loans held for
    investment, net                                    -      (119.6)        -
  Proceeds from sales of non-performing
    loans held for sale, net                           -           -     198.4
  Proceeds from sales of other real estate
    owned                                           12.0        25.1      33.2
  Repurchases of mortgage loans sold with
    recourse                                           -       (14.3)    (26.7)
  Purchases of securities available for sale    (6,363.9)   (2,637.3)        -
  Purchases of securities held to maturity          (1.1)       (1.3)   (784.5)
  Proceeds from maturities of securities
    available for sale                           4,398.5     3,849.8         -
  Proceeds from maturities of securities
    held to maturity                                   -       609.0     426.1
  Proceeds from sales of securities
    available for sale                           3,233.8           -         -
  Principal repayments on securities               263.2         4.4       9.2
  Purchases of premises and equipment              (30.6)      (16.2)     (4.5)
  Net cash and cash equivalents received in
    acquisitions                                       -       454.0         -

    Net cash provided by (used in) investing
      activities                                    64.5     2,164.3    (530.5)


Statements continued on following page.
See accompanying notes to the consolidated financial statements.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
_______________________________________________________________________________

                                                For the Year Ended December 31,
                                               --------------------------------
(In millions)                                      1996        1995       1994
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net withdrawals from depositors' accounts    (1,293.3)     (440.1)    (426.9)
  Cash paid on transfer of deposit liabilities   (143.8)          -          -
  Funds received from depositors for the
    purchase of GreenPoint Financial Corp.
    common stock                                      -           -      133.6
  Funds returned for over-subscriptions of
    common stock                                      -           -     (153.7)
  Funds loaned to ESOP trustee for the
    purchase of additional ESOP shares                -           -      (56.7)
  Cash paid for initial public offering
    related expenses                                  -           -      (26.3)
  Payments for cash dividends                     (34.1)      (36.8)     (27.8)
  Purchase of treasury stock                     (169.5)      (73.8)         -
  Other, net                                       11.1         2.7       14.7

    Net cash used in financing activities      (1,629.6)     (548.0)    (543.1)

Net (decrease) increase in cash and cash
  equivalents                                  (1,128.4)    1,411.1    (899.1)
Cash and cash equivalents at beginning of
  period                                        1,704.4       293.3    1,192.4
Cash and cash equivalents at end of period    $   576.0    $1,704.4   $  293.3

Non-cash activities:
  Non-performing mortgage loans transferred
    to held for sale, net                     $       -    $      -   $  150.6
  Additions to other real estate owned, net $ 28.6 $ 22.6 $ 75.6 Loans to facilitate sales of other real
    estate                                    $    22.5    $   29.7   $   51.6
  Unsettled trades                            $    89.5    $      -   $      -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for income taxes                    $    26.9    $   35.6   $   84.5
Interest paid                                 $   521.7    $  336.7   $  225.0


In addition to the non-cash investing and financing activities previously stated, during the year ended December 31, 1995, GreenPoint Bank purchased selected assets and assumed selected liabilities of BarclaysAmerican/Mortgage Corp. ("BAM") for $7.1 million, and also acquired approximately $8.1 billion of deposits and 60 New York branches of Home Savings of America, FSB.

Fair value of assets acquired, including cash and cash
  equivalents                                                 $7,462.4
Excess of cost over fair value of net assets acquired            685.0
Cash paid                                                         (7.1)
Liabilities assumed, principally deposits                     $8,140.3


See accompanying notes to the consolidated financial statements.


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GreenPoint Financial Corp. (the "Company") is a bank holding company organized in 1993 under the laws of the state of Delaware and registered under the Bank Holding Company Act of 1956, as amended. The Company acquired 100% of the outstanding capital stock of GreenPoint Bank (the "Bank"), a New York State chartered savings bank, upon its conversion from the mutual to the capital stock form of ownership on January 28, 1994. The Company, through the Bank and its primary subsidiary, GreenPoint Mortgage Corp. ("GPMC"), is engaged in specialty limited documentation mortgage lending nationally and consumer banking in the New York City metropolitan area.

(a)  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. When necessary, certain reclassifications of prior year financial statement amounts have been made to conform to the current year presentation.

(b) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company enters into short-term purchases of securities under agreements to resell ("reverse repurchase agreements") and sales of securities under agreements to repurchase ("repurchase agreements") of substantially identical securities. The amounts advanced under reverse repurchase agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced or borrowed, respectively, plus accrued interest. Interest earned on reverse repurchase agreements and interest incurred on repurchase agreements are reported as interest income and interest expense, respectively.

(c)  SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

Securities classified as held to maturity are carried at amortized cost. The Company has the positive intent and ability to hold these securities to maturity.

Securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of stockholders' equity.

Amortization of premiums and accretion of discounts are reported in interest income, using a method which results in a level yield over the projected holding period of the security.

Gains and losses on the sale of securities are determined using the specific identification method.

(d)  LOANS RECEIVABLE HELD FOR INVESTMENT

Loans receivable held for investment are stated at the aggregate of their remaining unpaid principal balances, less any related charge-offs, net deferred loan fees, unearned discount and allowance for possible loan losses.

Interest income on loans receivable is recognized on an accrual basis except when a loan has been past due 90 days or upon determination that collection is doubtful, when a loan is placed on non-accrual status and all accrued but unpaid interest receivable is reversed and charged against current interest income. Thereafter, interest income on non-accrual loans is recorded only when received in cash. A loan is returned to accrual status when the principal and interest are no longer past due and the borrower's ability to make periodic principal and interest payments is reasonably assured.

Loan fees and certain direct loan origination costs are deferred. Net deferred fees are amortized into interest income over the contractual life of the loan using the level-yield method.

(e)  ALLOWANCE FOR POSSIBLE LOAN LOSSES

Management's periodic evaluation of the adequacy of the allowance for possible loan losses is based on the Company's past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers' ability to repay, the estimated value of the underlying real estate collateral and current economic and market conditions within the geographic areas surrounding underlying real estate.

The allowance for possible loan losses is increased by provisions for possible loan losses charged to income and is reduced by charge-offs, net of recoveries.

(f)  LOANS RECEIVABLE HELD FOR SALE

Loans receivable held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance created through charges to income. Transfers from loans held for investment to loans held for sale are recorded at the lower of cost or estimated market value in the aggregate.

(g)  GOODWILL

Goodwill arising from the 1995 acquisition of the New York branches of Home Savings of America is being amortized over 15 years. The goodwill associated with the 1995 BarclaysAmerican/Mortgage acquisition is being amortized over 5 years. These intangible assets are evaluated by management on a periodic basis.


(h)  OTHER REAL ESTATE OWNED

Other real estate owned ("ORE") consists of real estate acquired through foreclosure or deed in lieu of foreclosure. ORE is recorded at the lower of cost or estimated fair value less estimated selling costs at the time of foreclosure. Valuation write downs made at or shortly after the acquisition date are charged against the Company's allowance for possible loan losses.

Subsequent declines in the estimated fair value, net operating results, and gains and losses on the disposition of the related properties are charged against the Company's operating results as incurred.

(i)  DERIVATIVE FINANCIAL INSTRUMENTS

The Company has limited involvement in derivative financial instruments, using interest-rate swaps to manage interest rate exposure associated with its fixed rate mortgage loan portfolio. These instruments are considered derivative financial instruments held for purposes other than trading and are accounted for under the accrual method. Interest income (expense) resulting from the derivatives is accrued and reported as an adjustment to mortgage loan interest income.

Realized gains and losses from the settlement or termination of derivatives contracts are deferred on the balance sheet and are amortized to interest income or interest expense over the appropriate risk management periods. Amortization commences when the contract is settled or terminated. If the related assets or liabilities are sold or otherwise disposed, then the deferred gain or loss on the derivative contract is recognized as an adjustment to the gain or loss on disposition of the related assets or liabilities.

(j)  BANKING PREMISES AND EQUIPMENT

Buildings, equipment, improvements and furniture and fixtures are carried at cost, less accumulated depreciation and amortization. Buildings, equipment and furniture and fixtures are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the terms of related leases.

(k)  STOCK-BASED COMPENSATION PLANS

Deferred compensation for stock award plans is recorded as a reduction of stockholders' equity and is calculated as the cost of the shares purchased by the Bank and contributed to the plan. Compensation expense is recognized over the vesting period of actual stock awards based upon the fair value of shares at the award date.

Compensation expense for the Employee Stock Ownership Plan and Trust ("ESOP") is recognized for the number of shares allocated to ESOP participants as they are committed to be released. The difference between the fair value of the shares allocated and the cost of the shares to the ESOP is charged or credited to additional paid-in capital.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits either the recognition of compensation cost for the estimated fair value of employee stock-based compensation arrangements on the date of grant, or the disclosure in the notes to the financial statements of the pro forma effects on net income and earnings per share, determined as if the fair value-based method had been applied in measuring compensation cost. The Company has adopted the disclosure option and continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans.

(l)  INCOME TAXES

The Company and certain of its subsidiaries file consolidated tax returns with the Federal, state and local taxing authorities. Other subsidiaries file separate domestic tax returns as required.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases ("temporary differences"). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets where realization is not considered "more likely than not". The effect of changes in tax laws or rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

(m)  EARNINGS PER SHARE

Earnings per common and common equivalent share are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents considered outstanding. Stock options are regarded as common stock equivalents, and therefore are considered in earnings per share calculations if dilutive. Common stock equivalents are computed using the treasury stock method. ESOP shares that have been allocated to participants' accounts or are committed to be released for allocation are considered outstanding for earnings per share calculations.

(n)  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") was issued. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, (or for certain types of transactions occuring after December 31, 1997) and shall be applied prospectively. The Company does not expect SFAS No. 125 to have a significant effect on its financial statements.


(o)  STATEMENT OF CASH FLOWS

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and reverse repurchase agreements, all of which have initial maturities of less than ninety days.


2.  CONVERSION TO STOCK FORM OF OWNERSHIP AND INITIAL PUBLIC OFFERING

On January 28, 1994, the Company completed the issuance and sale of 53,650,000 shares of its common stock (the "Transaction"), at a price of $15.00 per share, through an initial public offering ("IPO"). From the Transaction, the Company received gross proceeds of $804.8 million, which included $133.6 million of Bank depositor balance withdrawals that were converted into IPO purchases of the Company's common stock.

In accordance with the requirements of the New York State Banking Law, the Bank established a liquidation account in the amount equal to its capital as of the date of the latest consolidated statement of condition appearing in the final IPO prospectus. The liquidation account is maintained for the benefit of eligible pre-conversion depositors who continue to maintain their accounts at the Bank after the Transaction. The liquidation account is reduced annually to the extent that such depositors have reduced their qualifying deposits as of each subsequent audited balance sheet date. Subsequent increases in their balances will not restore such depositors' interest in the liquidation account. In the event of a liquidation of the Bank (a circumstance not envisioned or expected by management) such depositors would be entitled, under New York State law, to receive a distribution from the liquidation account in an amount proportionate to their then current adjusted qualifying account balances for all such depositors then holding qualifying deposits in the Bank. The balance of the liquidation account at December 31, 1996 was $135.4 million.

In addition to the restrictions described above, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below then applicable capital maintenance requirements or if such declaration and payment would otherwise violate either regulatory requirements and/or applicable banking laws, or would reduce the Bank's capital level below the then aggregate balance required for the liquidation account.


3.  BUSINESS ACQUISITIONS

On July 7, 1995, the Company paid approximately $7.1 million to acquire the national wholesale residential mortgage lending operation of BarclaysAmerican/Mortgage Corporation, a subsidiary of Barclays Bank PLC. The transaction was structured as a purchase of certain assets and an assumption of certain liabilities which generated goodwill of approximately $5.0 million.

On September 22, 1995, the Bank completed the acquisition of the New York branch system of Home Savings of America, FSB ("HSA"), a subsidiary of H.F. Ahmanson & Company. The Bank assumed approximately $8.1 billion of customer deposit liabilities and received approximately $7.5 billion in cash, certificates of deposit and short-term Federal agency debt securities. The acquisition was structured as a purchase of assets and assumption of liabilities which generated goodwill of approximately $680.0 million.


4.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain reserves on deposit with the Federal Reserve Bank of New York. The amount of required reserves at December 31, 1996 was $34.1 million. The average amount of those reserve deposits was approximately $40.5 million for the year ended December 31, 1996.


5.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The maximum amounts of reverse repurchase agreements outstanding on any day during the years ended December 31, 1996 and 1995, were $1.42 billion and $999.2 million, respectively. The average amounts of these agreements outstanding during the years ended December 31, 1996 and 1995, were $791.6 million and $540.4 million, respectively.


6.  SECURITIES

SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale at December 31, 1996 and 1995 are summarized as follows:

                                                   Gross      Gross
                                     Amortized  Unrealized  Unrealized   Fair
(In millions)                            Cost      Gains      Losses     Value
-------------------------------------------------------------------------------
Securities Available for Sale                   December 31, 1996
-------------------------------------------------------------------------------
U.S. Government and Federal Agency
  Obligations:
  U.S. Treasury Notes/Bills           $1,944.3    $  0.3     $(16.2)   $1,928.4
  Agency Discount Notes/Asset
    Backed Securities                     66.4         -          -        66.4
  Mortgage-Backed Securities           1,881.0         -      (23.1)    1,857.9
Collateralized Mortgage Obligations       32.4         -          -        32.4
Trust Certificates Collateralized
  by GNMA Securities                     409.8         -       (3.3)      406.5
Other                                     63.9       0.2       (0.3)       63.8

    Total securities available for
      sale                            $4,397.8    $  0.5     $(42.9)   $4,355.4


                                                   Gross      Gross
                                     Amortized  Unrealized  Unrealized   Fair
(In millions)                            Cost      Gains      Losses     Value
-------------------------------------------------------------------------------
Securities Available for Sale                   December 31, 1995
-------------------------------------------------------------------------------
U.S. Government and Federal Agency
  Obligations:
  U.S. Treasury Notes/Bills           $1,352.3     $ 4.0     $    -    $1,356.3
  Agency Discount Notes                2,417.0       0.1       (0.1)    2,417.0
  Mortgage-Backed Securities           1,668.8      25.0          -     1,693.8
Trust Certificates Collateralized
  by GNMA Securities                     430.3       0.3       (1.8)      428.8
Other                                      0.6         -          -         0.6

    Total securities available
      for sale                        $5,869.0     $29.4     $ (1.9)   $5,896.5


In December 1995, in accordance with guidance issued by the Financial Accounting Standards Board, the Company reclassified $105.1 million in securities from the held to maturity category to the available for sale category. The securities were adjusted to market value, resulting in net unrealized gains of approximately $1.7 million.

During the year ended December 31, 1996, the Company sold available for sale securities aggregating $3.2 billion, resulting in gross realized gains of $2.7 million and gross realized losses of $2.1 million. There were no sales of securities during the years ended December 31, 1995 and 1994.

Mortgage-backed securities, almost all of which have contractual maturities of more than 10 years, are subject to scheduled and nonscheduled principal payments which shorten the average life to an estimated 5.7 years. The amortized cost and estimated fair value of securities at December 31, 1996 by contractual maturity are summarized below:


                                        Securities Available    Securities Held
                                              for Sale            to Maturity
                                        --------------------   ----------------
                                        Amortized      Fair    Amortized   Fair
(In millions)                              Cost       Value       Cost    Value
-------------------------------------------------------------------------------
Maturity schedule of securities                     December 31, 1996
-------------------------------------------------------------------------------
Due in one year or less                 $1,143.1    $1,142.7      $  -     $  -
Due after one year through five years    1,008.2       990.3       2.2      2.2
Due after five years through ten years     674.9       670.2         -        -
Due after ten years                      1,571.6     1,552.2       1.8      1.8

  Total securities                      $4,397.8    $4,355.4      $4.0     $4.0


The Company lends portions of its investment in U.S. government and agency securities to pre-authorized securities dealers in return for a securities lending fee. These loaned securities are collateralized at 102% of their fair value with government and/or agency securities. To protect the Company's investment, the agreements contain provisions to increase the collateral obtained, should the value of the collateral decline or the fair value of the securities loaned increase. Upon maturity or early termination of a loan, the Company's securities are returned. At December 31, 1996, $1.9 billion of the Company's securities were on loan to securities dealers. Income earned on loaned securities, included in other income, for the years ended December 31, 1996, 1995 and 1994 was $2.0 million, $0.5 million, and $0.6 million, respectively. The maximum amount of securities loaned on any day during the years ended December 31, 1996 and 1995 was $2.3 billion and $1.8 billion, respectively.


7.  LOANS RECEIVABLE

The Company's loans receivable balances are summarized as follows:

                                                                  December 31,
(In millions)                                                1996        1995
-------------------------------------------------------------------------------
Conventional first mortgage loans:
  Residential one- to four-family                        $6,350.4    $5,081.3
  Residential multi-family                                  544.1       474.2
  Commercial property                                       467.1       375.7
Second mortgage and home equity loans                        44.1        37.9
Other                                                        41.8        53.3
Total loans receivable held for investment                7,447.5     6,022.4
Deferred loan origination fees and unearned discount        (48.2)      (58.3)
Allowance for possible loan losses                         (105.0)     (105.5)
Loans receivable held for investment, net                $7,294.3    $5,858.6


NON-ACCRUAL LOANS

The outstanding balances of non-accrual loans as of December 31, 1996 and 1995 are as follows:

                                              December 31,
(In millions)                             1996        1995
----------------------------------------------------------
Mortgage loans secured by:
  Residential one- to four-family       $271.2      $291.6
  Residential multi-family                48.3        61.6
  Commercial property                     36.5        48.9
Other loans                                0.1           -
Total                                   $356.1      $402.1


The effect of non-accrual loans on interest income is as follows:

                                        Year ended December 31,
(In millions)                         1996      1995      1994
---------------------------------------------------------------
Interest Income
  As originally contracted          $ 45.1    $ 50.8    $ 72.3
  As recognized                      (22.9)    (33.7)    (40.3)
  Reduction of interest income      $ 22.2    $ 17.1    $ 32.0


ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is summarized as follows:

                            At or for the Year Ended December 31,
(In millions)                      1996       1995          1994
--------------------------------------------------------------------
Balance beginning of period      $105.5     $103.0        $147.0
Provisions charged to income       15.7        9.5          32.3
Transfer from allowance for
  loans held for sale                 -          -          11.6(a)
Charge offs                       (17.5)     (15.5)        (93.1)(b)
Recoveries                          1.3        8.5(c)        5.2
Balance end of period            $105.0     $105.5        $103.0


(a)Represents the remaining allowance related to non-performing loans held for sale that was restored to the overall allowance for possible loan losses.

(b)Includes $56.1 million incurred in a bulk sale of non-performing loans.

(c) Includes a $6.1 million recovery of 1994's bulk sale charge off.


GEOGRAPHIC CONCENTRATION

As of December 31, 1996, 60% of the Company's mortgage loan portfolio is secured by properties located in New York and New Jersey. The properties securing the remaining portfolio are dispersed throughout the country, with no state representing more than 10%.


8. OTHER REAL ESTATE OWNED

The following is a summary of ORE owned by the Company:

                                                   December 31,
(In millions)                                   1996      1995
---------------------------------------------------------------
Property type:
Residential one- to four-family                $17.5     $14.9
Residential multi-family                         4.0       5.4
Commercial                                       8.4      11.1
Allowance for potential declines in value       (1.3)     (2.2)

  Other real estate owned, net                 $28.6     $29.2


Activity in the allowance for potential declines in value for ORE is summarized as follows:

                                        At or for the Year Ended December 31,
(In millions)                                   1996        1995        1994
-----------------------------------------------------------------------------
Balance beginning of period                    $ 2.2       $ 5.1       $14.4
Provisions (recoveries) charged to income        0.9         0.5        (1.0)
Charge offs                                     (1.8)       (3.4)       (8.3)
Balance end of period                          $ 1.3       $ 2.2       $ 5.1


The following is a summary of ORE income activity:

                                                      Year Ended December 31,
                                                     -------------------------
(In millions)                                         1996     1995      1994
------------------------------------------------------------------------------
Operating expense, net of rental and other income    $ 4.9    $ 6.0    $  9.3
Provision for (recovery of) potential decline in
  value of ORE                                         0.9      0.5      (1.0)
Net gain on sales of ORE properties                   (6.6)    (9.9)    (11.2)
Net ORE operating income                             $(0.8)   $(3.4)   $ (2.9)


During the years ended December 31, 1996, 1995 and 1994, the Company acquired through foreclosure or deed in lieu of foreclosure, loans with book values of $33.1 million, $27.2 million and $74.8 million, respectively. Charges to the allowance for possible loan losses, reducing the carrying value of ORE properties to their estimated fair values, amounted to $4.5 million, $5.5 million and $15.4 million during the years ended December 31, 1996, 1995 and 1994, respectively. Sales of ORE properties during these respective periods totaled $29.3 million, $46.5 million and $80.2 million.


9. DEPOSITS

The contractual maturities of term certificates of deposit are summarized as follows:

                                                      December 31,
                                  ---------------------------------------------
                                           1996                   1995
                                  ---------------------  ----------------------
                                             Percentage              Percentage
                                               of Term                  of Term
(In millions)                       Amount    Deposits      Amount     Deposits
-------------------------------------------------------------------------------
Due within six months             $2,961.6      44.80%    $3,628.1       46.93%
Due within six to twelve months    1,745.6      26.40      2,141.4       27.70
Due within one to two years        1,311.6      19.84      1,003.3       12.98
Due within two to three years        305.0       4.61        612.6        7.92
Due within three to four years       179.7       2.72        183.2        2.37
Due within four to five years         69.1       1.05        129.5        1.68
Due beyond five years                 38.8       0.58         32.7        0.42
  Total                           $6,611.4     100.00%    $7,730.8      100.00%


Included in term certificates of deposit are certificates in denominations of $100,000 or more at December 31, 1996 and 1995, aggregating $687.8 million and $771.0 million, respectively.


Interest expense on deposits is summarized as follows:

                                    Year Ended December 31,
                                  ---------------------------
(In millions)                       1996      1995      1994
-------------------------------------------------------------
Account type:
  N.O.W. and checking             $  6.1    $  3.4    $  2.2
  Savings and club                  55.2      28.4      20.2
  Variable rate savings             66.1      41.5      43.2
  Money market                      19.5      14.2      14.8
  Term certificates of deposit     377.8     257.0     144.6
    Total                         $524.7    $344.5    $225.0


10. PREFERRED STOCK OF SUBSIDIARY

GreenPoint Mortgage Trust (the "Trust"), a wholly-owned subsidiary of the Bank, is a newly formed real estate investment trust established for the purpose of acquiring, holding and managing real estate mortgage assets.

During 1996, the Trust issued 10,000 shares of 12.0% cumulative preferred stock with a liquidation preference of $1,000. Preferred shareholders will be entitled to receive quarterly cumulative cash dividends, which is considered minority interest expense by the Company.

The cumulative preferred shares may be redeemed at any time or from time to time, in whole or in part, at a redemption price equal to the liquidation value, plus any dividends accrued and unpaid at the option of the Trust. The preferred shares are treated as Tier 1 capital for the Company and the Bank. The preferred shares have no stated maturity and are not subject to any mandatory sinking fund or redemption rights.


11. RESTRUCTURING CHARGE

In December 1995, the Company recorded a pre-tax restructuring charge of $8.0 million that reflected actions initiated during the fourth quarter of that year and during 1996 to improve operating efficiency. In 1996, the Company recovered $1.6 million of the restructuring charge, due to lower than expected severance payments and write-downs on sold or closed facilities.


12. PENSION PLAN AND OTHER EMPLOYEE BENEFITS

DEFINED BENEFIT PENSION PLAN
The Bank maintains a noncontributory, qualified, defined benefit pension plan (the "Plan") covering sub-stantially all employees of the Company who have completed one year of service with the Company. Effective May 6, 1996, the Plan was amended to calculate future benefits under a cash balance formula. Each participant has an account to which amounts are allocated based on a percentage of the participants eligible base salary and years of service, which grows at a specified rate of interest. Benefits accrued prior to May 6, 1996 were based primarily on each participant's years of service and highest average compensation. The funding of the Plan is actuarially determined on an annual basis. The Bank's Plan conforms to the requirements of the Employee Retirement Income Security Act of 1974, as amended.

The actuarial present value of benefit obligations as of December 31, 1996 and 1995 are shown as follows:

                                                                 December 31,
                                                             ------------------
(In millions)                                                   1996      1995
-------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
  Accumulated benefit obligation (including vested
  benefits of $26.3 and $24.7, respectively)                  $ 27.9    $ 28.5
  Effect of future compensation                                  2.6       8.4

    Projected benefit obligation                              $ 30.5    $ 36.9

Plan assets at fair value (Primarily investments in
  mutual fund shares of equity and bond funds)                $ 43.4    $ 38.7
Projected benefit obligation                                   (30.5)    (36.9)
Plan assets in excess of projected benefit obligation           12.9       1.8
Amount contributed                                                 -       0.6
Unrecognized net transition asset                               (1.3)     (1.7)
Unrecognized net (gain) loss                                    (6.9)      1.6
Unrecognized prior service (benefit) cost                       (3.1)      0.3

    Prepaid pension cost                                      $  1.6    $  2.6


Net periodic pension costs reported for the years ended December 31, 1996, 1995 and 1994, were $1.0 million, $1.1 million and $1.1 million, respectively.

The assumptions used for the years ended December 31, 1996, 1995 and 1994 to determine the net periodic pension cost were:

                                                      Year Ended December 31,
                                                    --------------------------
                                                     1996      1995      1994
------------------------------------------------------------------------------
Weighted average discount rate                       7.50%     7.00%     8.50%
Rate of increase in future compensation levels       4.50%     6.00%     6.00%
Expected long-term rate of return on assets          8.00%     8.00%     8.00%


SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AND RETIREMENT PLAN FOR DIRECTORS
The Bank maintains a nonqualified, unfunded Supplemental Executive Retirement Plan ("SERP") for the primary purpose of providing benefits to certain eligible employees in excess of limitations imposed by Federal tax law. At December 31, 1996 and 1995, the SERP expense was $0.7 million and $0.5 million, respectively.

The Bank also maintains a non-qualified, unfunded defined benefit Retirement Plan for Directors who are not entitled to receive benefits under the Pension Plan. This plan provides retirement benefits to eligible retired or disabled Independent Directors and their beneficiaries. At December 31, 1996 and 1995, the Retirement Plan for Directors expense was $0.3 million and $0.5 million, respectively.

401(K) SAVINGS PLAN
During 1996, the Bank amended its Incentive Savings Plan to include provisions under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Savings Plan"). Substantially all of the employees of the Company employed prior to July 1, 1996 are eligible to participate. Participants may contribute on a pre-tax basis up to 6% of their eligible salary and may be eligible to receive a matching contribution equal to 100% of the first 3% of eligible salary they contribute to the 401(k) Savings Plan. Participants may invest their pre-tax contributions in any of the investment funds made available under the 401(k) Savings Plan, including a fund that invests primarily in the Company's stock. The matching contribution may be funded by using some of the shares released for allocation under the ESOP. Matching contributions generally become vested over a five-year period. Plan expense for matching contributions was approximately $0.8 million for the year ended December 31, 1996.

OTHER POSTRETIREMENT BENEFITS
The Company provides certain unfunded health care and life insurance benefits to eligible retired employees. Participants generally become eligible for retiree health care and life insurance benefits after 10 years of service with the Company. The Company also gives retired directors the option of participating in certain retiree health care benefits.


The following table sets forth the Accumulated Postretirement Benefit Obligation ("APBO") at December 31, 1996 and 1995, respectively:

                                                December 31,
                                            -------------------
(In millions)                                 1996        1995
---------------------------------------------------------------
Retirees                                     $ 7.0       $ 7.0
Fully eligible active plan participants        1.8         3.3
Other plan participants                        5.2         6.0

    Total APBO                                14.0        16.3

Unrecognized prior service cost                0.2         0.3
Unrecognized gain (loss)                       0.3        (3.6)
Accrued postretirement benefit cost          $14.5       $13.0


The net postretirement benefits expense for the years ended December 31, 1996, 1995 and 1994 was comprised of the following:

                                                        Year Ended December 31,
(In millions)                                            1996     1995     1994
-------------------------------------------------------------------------------
Service cost (benefits for service during the year)      $1.2     $0.7     $0.8
Interest cost on APBO                                     0.9      1.0      0.7
Net postretirement benefits expense                      $2.1     $1.7     $1.5


In measuring the APBO, a 9.0% annual trend rate for health care costs was assumed for the year ended December 31, 1996, and an 11.5% annual trend rate was assumed for the years ended December 31, 1995 and 1994. This rate is assumed to decline to 5.0% by the year 2000. The weighted average discount rate used in determining the APBO was 7.5%, 7.0% and 8.5%, for the years ended December 31, 1996, 1995 and 1994, respectively.

If the assumed health care cost trend rate increased by 1%, the APBO as of December 31, 1996 would increase by $1.8 million. The effect of a 1% increase in the cost trend rate on the service and interest cost components of net periodic postretirement benefits expense would be an increase of $0.3 million.

EMPLOYER'S ACCOUNTING FOR POSTEMPLOYMENT BENEFITS
The Company is accounting for postemployment benefits on a comprehensive accrual basis. This basis requires the Company to charge to expense the expected costs of providing these benefits to all postemployment employees, during the years such employees are actively employed by the Company. At December 31, 1996 and 1995, the Company's postemployment liability was approximately $0.5 million and $1.2 million, respectively.


13. INCOME TAXES

For the tax years prior to 1996, a special bad debt deduction was allowed for additions to the Bank's tax bad debt reserves. As a result of recently enacted Federal legislation, for tax years beginning after January 1, 1996, the Bank is only permitted to take deductions for bad debts for Federal tax purposes on the basis of actual loan charge-off activity. This legislation also requires that the Bank recapture into taxable income the portion of existing tax bad debt reserves created in the years beginning after December 31, 1987 over a six year period. The amount of such reserve subject to recapture at December 31, 1996 is approximately $2.0 million.

At December 31, 1996, no Federal income tax provision has been made against the Bank's pre-1988 tax bad debt reserve of approximately $140 million. However, these reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a Bank charter. Management has no intention of taking any such actions.

For New York State income tax purposes, the Bank is permitted to continue to take special reserve method bad debt deductions. At December 31, 1996, the Bank maintained a state tax bad debt reserve in excess of the Federal reserve of approximately $161 million for which no state tax has been provided. In the event the Bank were to allow qualifying assets to fall below 60% or otherwise fail state definitional tests, the balance of the reserve would be subject to recapture into taxable income. Furthermore, any charge to the qualifying tax bad debt reserves other than for losses on qualifying loans may create income for State tax purposes only. The Bank's qualifying assets at December 31, 1996 and 1995 exceeded 60%.

The Company's deferred tax asset represents the anticipated Federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management's opinion, the net deferred tax asset is fully realizable. Accordingly, no valuation allowance has been provided.

The components of income tax expense for the years ended December 31, 1996, 1995 and 1994, are summarized as follows:


                                Year Ended December 31,
(In millions)             1996        1995        1994
-------------------------------------------------------
Current:
Federal                  $60.3       $34.3       $33.4
State and local           10.2        17.2        18.2

    Total current         70.5        51.5        51.6

Deferred:
Federal                   11.4        24.1        28.8
State and local           10.1        15.3        17.6

    Total deferred        21.5        39.4        46.4
    Total                $92.0       $90.9       $98.0


In addition to the income tax expense attributable to operations, deferred income tax (benefit) liability in the amount of $(31.6) million and $12.6 million was separately allocated to stockholders' equity to recognize the related tax effect of the net unrealized gain or loss on securities available for sale for the years ended December 31, 1996, and 1995, respectively.

The amounts reported as income tax expense vary from amounts that would be reported by applying the statutory Federal income tax rate to income before income taxes due to the following:

                                                         Year Ended December 31,
                                        ----------------------------------------------------------
(In millions)                                   1996                1995               1994
--------------------------------------  ------------------  ------------------  ------------------
                                                Percentage          Percentage          Percentage
                                                of Pre-tax          of Pre-tax          of Pre-tax
                                        Amount   Earnings   Amount   Earnings   Amount   Earnings
--------------------------------------------------------------------------------------------------
Tax expense at Federal statutory rate    $78.6     35.00%    $69.4     35.00%    $73.8     35.00%
State and local taxes, net of Federal
  income tax benefit                      13.2      5.89      20.9     10.53      23.3     11.05
Other                                      0.2      0.09       0.6      0.29       0.9      0.42
    Total income taxes                   $92.0     40.98%    $90.9     45.82%    $98.0     46.47%

Included in deferred income tax expense for the years ended December 31, 1995 and 1994 are expenses of $0.8 million and $0.4 million, respectively, relating to adjustments to deferred tax assets and liabilities for enacted changes in tax laws and rates.


The balances of the net deferred tax asset at December 31, 1996 and 1995 were comprised as follows:

                                                                  December 31,
(In millions)                                                1996        1995
------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
  Allowance for possible loan losses                        $45.4      $ 48.0
  Non-accrued interest income on non-accrual loans            8.3        11.3
  Capitalized cost of acquisition, other real estate          4.4         2.7
  Other real estate, valuation allowance for market
    decline                                                   0.1         0.8
  Postretirement and post-employment benefits                 6.8         5.2
  Restructuring charges                                         -         3.3
  Unrealized loss on securities available for sale           19.0           -
  Deferred loan fees                                            -         8.5
  Other                                                       4.4         6.2
                                                           -------------------
                                                            $88.4      $ 86.0

DEFERRED TAX LIABILITIES:
  Premises and equipment                                    $(3.4)     $ (2.4)
  Excess servicing asset                                     (1.8)       (0.9)
  Deferred loan fees                                         (3.0)          -
  Unrealized gain on securities available for sale              -       (12.6)
                                                           -------------------
                                                             (8.2)      (15.9)

  Net deferred tax asset                                    $80.2      $ 70.1


14. DERIVATIVE FINANCIAL INSTRUMENTS

The Bank enters into interest rate swap contracts in managing its interest rate risk. The notional amount of these contracts approximates $300 million at December 31, 1996. These contracts have a term of approximately 3 years. Under the terms of the contracts, the Bank pays an average fixed rate of 6.33% and receives an average variable rate of 5.52%. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

Interest rate swaps are contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. The risks inherent in interest rate swaps are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the market values of the contracts due to movements in the underlying interest rates. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. To reduce credit risk, management may deem it necessary to obtain collateral.


15. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments and contingent liabilities that have not been reflected in the consolidated financial statements. In addition, in the normal course of business, there are various other outstanding legal proceedings. In the opinion of management, after consultation with legal counsel, the financial position of the Company will not be affected materially as a result of such commitments and contingent liabilities or by the outcome of such legal proceedings.

The principal commitments and contingent liabilities of the Company are discussed in the following paragraphs.

PENDING LITIGATION
The Bank or one of its subsidiaries has been named as a defendant in thirteen unrelated legal complaints which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are eleven other instances of threatened litigation. The complaints are in various early stages of discovery. Outside counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at the time. Because of the absence of both a determination of liability and a reasonable estimate of an associated liability exposure in dollar terms, if any, the Bank has not established a contingency reserve for these complaints. Accordingly, in the event that one or more of these actions are subsequently determined to represent an accruable liability for the Bank, such accruals would be funded through charges to be made against the Bank's operating income for the period or periods in which such determinations may occur. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition.

LOAN COMMITMENTS
At December 31, 1996 and 1995, the Company had outstanding commitments to originate mortgage loans totaling approximately $486.0 million and $209.1 million, respectively. The commitments to originate mortgage loans at December 31, 1996 included $371.8 million of commitments to originate fixed rate mortgage loans and $114.2 million of commitments to originate adjustable rate mortgage loans.

RECOURSE OBLIGATIONS
The Company has sold loans to FNMA with recourse obligations. The aggregate amount of loans still subject to recourse was $121.0 million at December 31, 1996. The Company's obligation to repurchase loans is to be reduced by 49.6% at December 31, 1997, by another 45.0% at December 31, 1998 and by the final 5.4% at December 31, 1999.


LEASE COMMITMENTS
The Company has entered into noncancelable operating lease agreements for banking premises and equipment with expiration dates ranging through the year 2023. The Company's premises are used principally for branch offices and administrative operations, and it is expected that many agreements will be renewed at expiration in the normal course of business.

Rental expense for Company premises for the years ended December 31, 1996, 1995 and 1994 amounted to $9.1 million, $3.1 million and $1.2 million, respectively.


The projected minimum rental payments under the terms of the noncancelable leases, exclusive of taxes and escalation charges, at December 31, 1996 are summarized as follows:

                   Year Ending
(In millions)      December 31,     Amount
------------------------------------------
                          1997      $ 12.3
                          1998        11.3
                          1999         9.1
                          2000         8.1
                          2001         7.9
                    thereafter        51.3
                         Total      $100.0


Minimum rental income under noncancelable sublease agreements aggregate $19.2 million.


16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair values are set forth in the following paragraphs for each major grouping of the Company's financial instruments.

                                       December 31, 1996     December 31, 1995
                                     --------------------  --------------------
                                     Carrying  Estimated   Carrying  Estimated
(In millions)                         Values  Fair Values   Values  Fair Values
-------------------------------------------------------------------------------
Assets:
Cash and due from banks              $   81.9   $   81.9   $  153.7   $  153.7
Interest-bearing deposits in other
  banks                                 105.6      105.6          -          -
Federal funds sold and securities
  purchased under agreements to
  resell                                388.5      388.5    1,550.7    1,550.7
Securities:
  Bonds and mortgage-backed
    securities available for sale     4,355.4    4,355.4    5,896.5    5,896.5
  Bonds and mortgage-backed
    securities held to maturity           4.0        4.0        4.3        4.4
Loans receivable held for sale            4.8        4.8      175.1      175.1
Loans receivable held for investment  7,294.3    7,469.7    5,858.6    6,065.7
Liabilities:
Deposits:
  Deposits due on demand and/or
    with no specified maturities      4,840.9    4,840.9    5,167.5    5,167.5
  Term certificates of deposit        6,611.4    6,669.0    7,730.8    7,822.2
Accrued Interest:
  Receivable                             89.5       89.5       73.0       73.0
  Payable                                 6.3        6.3        2.4        2.4
Securities sold under agreement to
  repurchase                             89.5       89.5          -          -
Off-balance sheet:
  Commitment to originate mortgage loans    -      486.0          -      238.0
  Mandatory delivery commitments and
    option related contracts                -          -        0.6       (0.5)
  Interest rate swaps                       -       (1.8)         -          -


CASH AND DUE FROM BANKS
The carrying values of cash and due from banks approximate fair values.

INTEREST-BEARING DEPOSITS IN OTHER BANKS
The carrying values of interest-bearing deposits in other banks approximate fair values.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL The carrying values of federal funds sold and securities purchased under agreements to resell approximate fair values.

SECURITIES
The fair values of bonds and mortgage-backed securities are based on published market valuations or estimated price quotations provided by securities dealers.

LOANS RECEIVABLE HELD FOR SALE
The fair values of loans held for sale are estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.


LOANS RECEIVABLE HELD FOR INVESTMENT
Fair value of the Company's Mortgage Loan portfolio is based on comprehensive portfolio valuation analyses performed as of December 31, 1996 and 1995 by an independent pricing firm, engaged specifically for this purpose by the Company.

The remaining categories of loans, home equity loans, student loans and home improvement loans, were deemed to have estimated market values approximating their respective carrying values.

DERIVATIVE INSTRUMENTS
Mandatory Delivery Commitments-The fair value of commitments is estimated by comparing the Company's cost to acquire mortgages to the current price for similar mortgage loans, taking into account the terms of the commitments.

Option Contracts-Fair value is determined utilizing quotes obtained from established reputable sources within the industry.

Interest Rate Swaps-the fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts.

DEPOSITS
The fair value of all deposits with no specified maturities is deemed to be equal to the amounts payable on demand.

The fair value of the Company's term certificates of deposit was estimated by discounting cash flows based on contractual maturities at current interest rates for raising funds of similar remaining maturities.

ACCRUED INTEREST RECEIVABLE AND PAYABLE
The fair value of these financial assets and liabilities approximate their carrying values.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The carrying values of securities sold under agreements to repurchase approximate their fair values.

COMMITMENTS TO ORIGINATE MORTGAGE LOANS
The fair value of loan commitments issued and outstanding is based on rates and terms of similar commitments issued by the Company on December 31, 1996 and 1995, respectively.

LIMITATIONS
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments being estimated.

These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. In those instances for which no market exists for portions of the Company's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the affected financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, should not be considered to represent any specific market values. Changes in the assumptions could significantly affect the fair valuation estimates.


17. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio to Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.


                                                                 For Capital
                                                  Actual      Adequacy Purposes
                                             ---------------- -----------------
(In millions)                                Amount    Ratio    Amount   Ratio
-------------------------------------------------------------------------------
As of December 31, 1996
Total Capital (to Risk Weighted  Assets):
  Company                                    $932.8    16.72%   $446.2   8.00%
  Bank                                        914.2    16.40%    445.8   8.00%
Tier 1 Capital (to Risk Weighted Assets):
  Company                                    $863.1    15.47%   $223.1   4.00%
  Bank                                        844.5    15.15%    222.9   4.00%
Tier 1 Capital (to Average Assets):
  Company                                    $863.1     6.78%   $509.0   4.00%
  Bank                                        844.5     6.64%    508.4   4.00%


                                                                 For Capital
                                                  Actual      Adequacy Purposes
                                             ---------------- -----------------
(In millions)                                Amount    Ratio    Amount   Ratio
-------------------------------------------------------------------------------
As of December 31, 1995
Total Capital (to Risk Weighted  Assets):
  Company                                    $932.8    17.50%   $426.3   8.00%
  Bank                                        921.5    17.30%    426.1   8.00%
Tier 1 Capital (to Risk Weighted Assets):
  Company                                    $866.2    16.25%   $213.1   4.00%
  Bank                                        854.9    16.05%    213.0   4.00%
Tier 1 Capital (to Average Assets):
  Company                                    $866.2     6.19%   $559.5   4.00%
  Bank                                        854.9     6.11%    559.2   4.00%


DIVIDEND LIMITATION
The Company's principal source of funds for distributions of dividends to shareholders, stock repurchase activities and any acquisitions to be made at the holding company level, are dividends from the Bank. Federal law imposes limitations on the payment of dividends by member banks of the Federal Reserve System. Under such limitations, dividend payments by such banks are limited to the lesser of (i) the amount of undivided profits and (ii) an amount not in excess of net income for the current year plus retained net income for the preceding two years. Dividends paid by the bank during 1996 were within these limitations.


18. STOCK BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST
The Bank's Employee Stock Ownership Plan and Trust ("ESOP") covers substantially all employees of the Company who have been credited with 1,000 hours of service during a twelve month period. Participants receive allocations on the basis of their eligible base compensation and generally become vested over a five-year period. Participants fully vest in their benefit upon retirement, death or disability while in active employment, or in the event of a change in control of the Company or the Bank. Participants who terminate employment before becoming 100% vested forfeit the unvested portion of their accounts. Forfeitures are reallocated among the remaining participants.

During 1994, the ESOP purchased 8,233,802 shares of the Company's common stock in 1994, at a weighted average price of $16.65 per share. The purchases were funded with a loan of $137.1 million from the Company, which is collateralized by the unallocated Company shares owned by the ESOP. The loan will be repaid primarily from contributions by the Bank and dividends paid by the Company on unallocated shares over the applicable loan amortization period. The outstanding principal balance of the loan as of December 31, 1996 and 1995 was $129.9 million and $130.9 million, respectively, and the interest rate was 6.00% at both dates.

The shares owned by the ESOP are held by a third party trustee and released for allocation to participants as repayments of the loan are made. The number of shares released for allocation in any year is based upon the ratio of current year principal and interest payments to the total of current year and all projected future years' principal and interest payments. As of December 31, 1996, 1,054,415 shares have been allocated to participants' accounts. There are 7,179,387 unallocated shares with a value of $341.0 million, based upon the December 31, 1996 closing price of $47.50 per share.

The Company recognized $8.2 million, $10.5 million and $7.8 million of compensation expense relating to the ESOP for the years ended December 31, 1996, 1995 and 1994, respectively.

RESTRICTED STOCK PLAN
The Bank's Recognition and Retention Plan ("RRP"), authorizes the granting of up to 1,242,018 shares of the Company's common stock to officers, employees and directors emeriti of the Company.

In 1994, the Bank purchased 1,242,018 shares of the Company's common stock on behalf of the RRP, at the initial public offering price of $15.00 per share. Through December 31, 1996, 1,215,044 shares have been awarded to participants. These awards vest ratably over a three to five year period on the anniversary dates of the awards. Participants' awards fully vest upon retirement, death or disability while in active employment, or in the event of the participant's termination of employment due to a change in control of the Company or the Bank.

For the years ended December 31, 1996, 1995 and 1994, the Company recognized $5.1 million, $4.6 million and $4.4 million, respectively, of compensation expense relating to the RRP.


STOCK INCENTIVE PLAN
Under the Amended and Restated 1994 Stock Incentive Plan (the "Stock Incentive Plan"), grants may be made in the form of incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), limited rights and restricted stock to officers and other key employees. The Stock Incentive Plan provides that the total number of shares available for grant shall be 3,500,000 shares of the Company's common stock.

The ISOs and NSOs granted under the Stock Incentive Plan vest and become exercisable over a three to five year period and expire on the tenth anniversary of the grant. In the event of the employee's death, disability, or retirement while in active employment or in the event of an employee's termination of service due to a change in control of the Company or the Bank, all ISOs and NSOs held by such participant vest and generally become exercisable in full for a period of one year. The term during which any future ISOs and NSOs granted vest and become exercisable is at the discretion of the Compensation Committee. The exercise price for all ISOs or NSOs is at least 100% of the fair market value of the stock on the grant date.

As of December 31, 1996, 150,000 shares of restricted stock at a weighted-average fair value of $24.62, had been granted under the Stock Incentive Plan.

The following table presents a summary of the aggregate stock option transactions for the years ended December 31, 1996 and 1995.

                                                Year Ended December 31,
                                    -------------------------------------------
                                             1996                  1995
                                    ---------------------  --------------------
                                                Weighted               Weighted
                                     Number of   Average   Number of    Average
                                       Stock    Exercise     Stock     Exercise
                                      Options     Price     Options      Price
-------------------------------------------------------------------------------
Stock options outstanding,
  beginning of period                2,737,562    $19.31   1,536,696    $15.77
Granted                                272,000     31.67   1,304,734     23.14
Exercised                             (267,017)    15.38     (73,564)    15.00
Canceled                               (60,152)    18.01     (30,304)    15.00

Stock options outstanding, end of
  period                             2,682,393    $20.98   2,737,562    $19.31

Options exercisable at year-end        482,310               188,367
Weighted-average fair value of
  options granted during the year        $8.48                 $5.68


The range of exercise prices on options outstanding for the years ended December 31, 1996 and 1995 were $15.00 to $48.25 and $15.00 to $27.25, respectively. The weighted average remaining contractual life for options outstanding at December 31, 1996 is 7.94 years.


DIRECTORS' STOCK OPTION PLAN
Under the Company's Directors' Stock Option Plan the Company may grant up to 725,000 NSOs to directors who are not officers or employees of the Company ("Non-Employee Directors").

The exercise price is equal to 100% of the fair market value of the stock on the grant date. The term of each NSO is ten years from the grant date. All NSOs become exercisable over a ten-year period. In the event of the death, retirement or disability of the Non-Employee Director or upon a change in control of the Company these NSOs become immediately exercisable.





The following table presents a summary of the aggregate NSO transactions for the years ended December 31, 1996 and 1995.

                                                Year Ended December 31,
                                    -------------------------------------------
                                             1996                  1995
                                     ---------------------  -------------------
                                                  Weighted             Weighted
                                         Number    Average    Number    Average
                                           of     Exercise      of     Exercise
                                          NSOs      Price      NSOs      Price
-------------------------------------------------------------------------------
NSOs outstanding, beginning of period   621,000    $21.96     15,000    $24.25
Granted                                   6,000     28.50    606,000     21.90
NSOs outstanding, end of period         627,000    $22.02    621,000    $21.96
Options exercisable at year-end         102,495                9,000
Weighted-average fair value of
  options granted during the year         $4.20                $6.90

The range of exercise prices on options outstanding for the year ended December 31, 1996 and 1995 were $21.88 to $28.50 and $21.88 to $24.25, respectively. The weighted average remaining contractual life for options outstanding at December 31, 1996 is 8.08 years.

Because stock options under the Stock Incentive Plan and the Directors Stock Option Plan have characteristics significantly different from those of traded options and because changes in the subjective assumptions can materially affect the fair value estimate, the Company used a Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

                            Year Ended December 31,
                                1996          1995
---------------------------------------------------
Dividend yield                  2.60%         3.52%
Expected volatility            22.70%        24.62%
Risk-free interest rate         6.54%         7.09%
Expected option lives      5.65 years    6.79 years

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards made under those plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       Year Ended December 31,
(In millions, except per share data)           1996       1995
---------------------------------------------------------------
Net income              As reported          $132.5     $107.5
                        Pro forma            $130.7     $106.4
Earnings per share      As reported          $ 3.02     $ 2.29
                        Pro forma            $ 2.98     $ 2.27

The effects of applying SFAS No. 123 for providing pro forma disclosures are not indicative of the effects on reported net income for future years because SFAS No. 123 has not been applied to all outstanding, non-vested awards (does not apply to awards prior to January 1, 1995). Additional awards in future years are anticipated.

19. EDUCATIONAL AND CHARITABLE FOUNDATION

The Bank has committed to endow a $50 million Educational and Charitable Foundation (the "Foundation"). The purpose of the Foundation is to fund grants for civic, cultural, affordable housing and educational programs within the communities served by the Bank. The endowment of this program is to be established through contributions of a percentage of future net earnings in excess of an annual amount of $90 million of pro forma earnings by the Bank. As of December 31, 1996, the Bank has contributed $9.9 million, or 19.8%, of its funding commitment to the Foundation.

20. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following condensed statements of financial condition at December 31, 1996 and 1995 and condensed statements of income and cash flows for the years ended December 31, 1996 and 1995 and for the period from January 28, 1994 (date of conversion) to December 31, 1994 for GreenPoint Financial Corp. (parent company only) reflect the Company's investment in its wholly-owned subsidiaries using the equity method of accounting.

PARENT COMPANY ONLY-CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                         December 31,
(In millions)                                      1996         1995
---------------------------------------------------------------------
ASSETS:
Cash and due from banks                        $    0.6     $    0.4
  Money market investments                         12.5          6.7
  Banking premises and equipment                      -          0.2
  Other assets                                      0.5            -
  Investment in subsidiaries                    1,446.3      1,545.1
  Total assets                                 $1,459.9     $1,552.4

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
  Accrued income taxes payable                 $    0.1     $    0.1
  Other liabilities                                   -          1.0
  Total liabilities                                 0.1          1.1
  Stockholders' equity                          1,459.8      1,551.3
  Total liabilities and stockholders' equity   $1,459.9     $1,552.4

PARENT COMPANY ONLY-CONDENSED STATEMENTS OF INCOME
                                                                    Period from
                                                                       Jan. 28,
                                                       Year Ended      1994 to
                                                      December 31,     Dec. 31,
                                                   ------------------  --------
(In millions)                                         1996      1995      1994
-------------------------------------------------------------------------------
Dividends from GreenPoint Bank                      $207.9    $ 47.9    $ 28.1
Interest Income:
  Loan to GreenPoint Bank ESOP                           -       5.8       7.3
  Money market investments                             0.4       5.4       3.0
  Securities held to maturity                            -       8.1       7.9
    Total interest income                              0.4      19.3      18.2

Securities lending fees                                  -       0.1       0.1
Total income                                         208.3      67.3      46.4

Administrative expenses                                0.5       1.1       0.9
  Income before income taxes and equity in
    undistributed (loss) earnings of subsidiaries    207.8      66.2      45.5
Income taxes                                             -       8.3       8.2
Income before equity in undistributed (loss)
  earnings of subsidiaries                           207.8      57.9      37.3
Equity in undistributed(loss)earnings of
  subsidiaries                                       (75.3)     49.6      67.4
  Net income                                        $132.5    $107.5    $104.7


PARENT COMPANY ONLY-CONDENSED STATEMENTS OF CASH FLOWS
                                                                    Period from
                                                                       Jan. 28,
                                                        Year Ended     1994 to
                                                       December 31,    Dec. 31,
                                                   ------------------  --------
(In millions)                                         1996      1995      1994
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                       $ 132.5   $ 107.5   $ 104.7
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Equity in undistributed loss (earnings)
    of subsidiaries                                   75.3     (49.6)    (67.4)
  Net change in other liabilities                     (1.0)     (1.1)      2.2
  Net change in other assets                          (0.5)      0.5      (0.5)
  Other, net                                             -      (2.6)     (6.3)
Net cash provided by operating activities            206.3      54.7      32.7

INVESTING ACTIVITIES:
  Purchases of securities                                -         -    (445.9)
  Maturities of securities                               -     170.2     185.0
  Funds loaned to GreenPoint Bank ESOP                   -         -    (137.1)
  Payments for investments in and advances
     to subsidiaries                                     -    (124.3)   (288.4)
  Repayment of investments in and advances
    to subsidiaries                                      -       0.6         -
  Principal payments of ESOP loans                       -         -       2.9
  Other, net                                           0.2      (0.2)     (0.1)
Net cash provided by (used in) investing
  activities                                           0.2      46.3    (683.6)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               3.1       1.1     694.3
  Purchase of treasury stock                        (169.5)    (73.8)        -
  Dividends paid                                     (34.1)    (36.8)    (27.8)
Net cash (used in) provided by financing
  activities                                        (200.5)   (109.5)    666.5
Net increase (decrease) in cash and cash
  equivalents                                          6.0      (8.5)     15.6
Cash and cash equivalents at beginning of
  period                                               7.1      15.6         -
Cash and cash equivalents at end of period         $  13.1    $  7.1    $ 15.6

In connection with the HSA acquisition in September 1995, the Company made a $353.2 million capital contribution to the Bank. The contribution was affected through the transfer of certain assets as detailed in the table below:

Cash                                $113.1
Securities held to maturity           99.7
ESOP loan receivable(1)              134.2
Other                                  6.2
  Total                             $353.2

NOTE:
(1)The ESOP loan receivable relates solely to the Bank's employee stock ownership plan. The transfer assigns the right to receive the loan payments made by the ESOP trustee and does not release the Bank from its obligation to make contributions to the plan.


QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                       Year Ended December 31, 1996           Year Ended December 31, 1995
                                                 --------------------------------------  -------------------------------------
                                                   4th       3rd       2nd       1st       4th       3rd       2nd       1st
(In millions, except per share data)             Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
------------------------------------------------------------------------------------------------------------------------------
                                                           <C.
Interest income                                  $237.4    $239.0    $246.5    $251.1    $252.4    $155.7    $145.6    $142.8
Interest expense on deposits                      122.9     126.9     134.2     143.5     151.0      72.8      63.8      58.2
Net interest income                               114.5     112.1     112.3     107.6     101.4      82.9      81.8      84.6
(Provision for) recovery of possible loan losses   (4.9)     (3.4)     (3.7)     (3.7)      2.5      (3.8)     (2.7)     (5.5)
Net interest income after provision for
  possible loan losses                            109.6     108.7     108.6     103.9     103.9      79.1      79.1      79.1
Non-interest income                                10.8      11.2      23.4      11.5      12.7       9.4       7.5       6.2
Non-interest expense                               63.3      64.9      67.2      67.8      80.8      33.7      31.8      32.3
Income before income taxes                         57.1      55.0      64.8      47.6      35.8      54.8      54.8      53.0
Income taxes                                       23.3      20.9      27.5      20.3      16.4      24.6      25.4      24.5
Net income                                       $ 33.8    $ 34.1    $ 37.3    $ 27.3    $ 19.4    $ 30.2    $ 29.4    $ 28.5

Earnings per share                               $ 0.81    $ 0.79    $ 0.83    $ 0.60    $ 0.42    $ 0.64    $ 0.62    $ 0.60

Stock price per common share
  High                                           $50.13    $38.25    $30.50    $29.00    $29.50    $28.25    $24.25    $24.25
  Low                                            $39.25    $27.00    $27.25    $24.00    $25.13    $23.63    $22.00    $20.63
  Closing                                        $47.50    $38.13    $28.25    $27.50    $26.75    $27.63    $23.63    $23.13


                      REPORT OF INDEPENDENT ACCOUNTANTS
_______________________________________________________________________________

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, changes in stockholders' equity and of cash flows, present fairly, in all material respects, the financial position of GreenPoint Financial Corp. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of GreenPoint Financial Corp. and its subsidiaries for the years ended December 31, 1995 and 1994 were audited by other independent accountants whose report dated January 19, 1996 expressed an unqualified opinion on those statements.

/s/ PRICE WATERHOUSE LLP
New York, New York
January 21, 1997


                            DIRECTORS AND OFFICERS
_______________________________________________________________________________

BOARD OF DIRECTORS

BERNARD S. BERMAN
President of D. Berman and Sons Sales, Incorporated

EDWARD C. BESSEY
Retired Vice Chairman of Pfizer Inc.

DAN F. HUEBNER
Retired Vice Chairman and Director of Grumman Corporation

WILLIAM M. JACKSON
Partner in the law firm of Satterlee, Stephens, Burke & Burke, L.L.P.

THOMAS S. JOHNSON
Chairman, President and Chief Executive Officer

SUSAN J. KROPF
Senior Vice President - President, New & Emerging Markets Avon Products, Inc.

ROBERT M. MCLANE
Retired Senior Vice President of Marsh & McLennan, Inc.

CHARLES B. MCQUADE
President and Chief Executive Officer of the Securities Industry
Automation Corporation

ALVIN N. PURYEAR
Professor of Management at Bernard M. Baruch College of the City University of New York

ROBERT P. QUINN
Retired General Partner and Managing Director of Solomon Brothers Inc.

EDWARD C. SCHMULTS
Retired Senior Vice President and General Counsel of GTE Corporation

WILFRED O. UHL
Retired President of The Long Island Lighting Company

ROBERT F. VIZZA
President and Chief Executive Officer of St. Francis Hospital

JULES ZIMMERMAN
Retired President and Chief Executive Officer of Hickok Associates,
Incorporated


SENIOR MANAGEMENT

THOMAS S. JOHNSON
Chairman, President and Chief Executive Officer

BHARAT B. BHATT
Vice Chairman

BERNADETTE ARIAS
Executive Vice President

MARTIN S. DASH
Executive Vice President

RALPH J. HALL
President and Chief Executive Officer of GreenPoint Mortgage Corp.

CHARLES P. RICHARDSON
Executive Vice President and Chief Financial Officer

RAMESH N. SHAH
Executive Vice President

HOWARD C. BLUVER
Senior Vice President and General Counsel



                            GREENPOINT FOUNDATION
_______________________________________________________________________________

                              BOARD OF DIRECTORS

THE REV. DR. CALVIN O. BUTTS III
The Abyssinian Baptist Church

DR. W. ANN REYNOLDS
Chancellor
City University of New York

MOST REV. JOSEPH M. SULLIVAN
Brooklyn Catholic Charities


                            CORPORATE INFORMATION
_______________________________________________________________________________

EXECUTIVE OFFICES
90 Park Avenue
New York, NY  10016-1303

COMMON STOCK
GreenPoint Financial Corp.'s common stock is listed on the New York Stock Exchange (NYSE) under the symbol GPT.

SOURCES OF INFORMATION
For information relating to share positions, transfer requirements, lost certificates and related matters, call our transfer agent at: 1-800-851-9677.

For information regarding Annual and Quarterly Reports and related matters, call our Stockholder Relations Department at 212-834-1710.

INDEPENDENT ACCOUNTANTS
Price Waterhouse LLP
1177 Avenue of the Americas
New York, NY  10036

TRANSFER AGENT
Chase Mellon Shareholder Services
JAF Building
P.O. Box 3068
New York, NY  10116-3068


GREENPOINT FINANCIAL


SUBSIDIARY ACTIVITIES

    The Company has formed two subsidiaries:

    GREENPOINT COMMUNITY DEVELOPMENT CORP. This for-profit community development subsidiary was incorporated in 1993. The subsidiary offers lending programs, development opportunities and assistance, consulting and other activities which promote the objective of greater access to affordable housing for low-and moderate-income persons residing in the New York metropolitan area. GreenPoint Community Development Corp. is a subsidiary of the holding company.

    GREENPOINT BANK. The Bank was organized in 1868 as a New York State chartered mutual savings bank. On January 28, 1994, the Bank converted from the mutual to the stock form of ownership, and 100% of its outstanding shares were acquired by the Company. The Bank is the principal subsidiary of the Company.

    As of December 31, 1996, the Bank has formed ten subsidiaries:

    GREENPOINT MORTGAGE CORP. This subsidiary was incorporated on October 12, 1994 and began operations in the first quarter of 1995. On July 7, 1995, GPMC acquired the wholesale residential mortgage lending business of BarclaysAmerican/Mortgage Corp. ("BAM"). GPMC's activities consist of the origination, sale and servicing of mortgage loans.

    GREENPOINT MORTGAGE TRUST. This subsidiary was incorporated on February 16, 1996, as a real estate investment trust established for the purpose of acquiring, holding and managing real estate mortgage assets.

    GREENPOINT PURCHASING CORP. This subsidiary was incorporated on July 19, 1996, with an agreement between the Company and the Nassau County Industrial Development Agency. This agreement enables the Company, on a sales tax exempt basis, to (1) purchase and/or lease machinery and equipment for the Lake Success facility and (2) renovate and improve the facility.

    GREENPOINT CORPORATE OFFICER LIFE INSURANCE. This subsidiary was incorporated on July 25, 1996, as an insurance trust established for the purpose of purchasing corporate life insurance policies for the officers of the Company.

    3090 OCEAN AVENUE REALTY CORP. This subsidiary was incorporated on June 6, 1996, as a real estate investment subsidiary.

    OTHER REAL ESTATE SUBSIDIARIES. The Bank has formed five wholly-owned subsidiary corporations, all of which are incorporated under the laws of the State of New York, for the purpose of holding and maintaining certain properties acquired by the Bank as a result of foreclosure proceedings or deeds in lieu thereof. As of December 31, 1996, four of these subsidiaries were active. The Bank attempts to limit the carrying value of property held by any one subsidiary to approximately $5 million. Accordingly, in the event the Bank acquires additional properties through foreclosure or deeds in lieu thereof, the Bank may form additional subsidiaries for the purpose of holding and maintaining such properties. The properties selected by the Bank to be held in its subsidiaries generally consist of multi-family properties with five units or more, commercial properties and one-to four-family properties which have been identified by the Bank as having attributes which may subject the Bank to liabilities beyond those normally associated with its other real estate such as properties which are not in compliance with building codes or properties with potential environmental problems. A description of the Bank's subsidiaries are set forth below:

    NEERG CORP. This subsidiary was formed in January 1990 and currently holds 32 properties having an aggregate carrying value of $3.1 million and an aggregate appraised value of $4.1 million, as of December 31, 1996, based on the Company's most recent appraisals.

    298 15TH STREET REALTY CORP. This subsidiary was formed in January 1993 and currently holds 30 properties having an aggregate carrying value of $2.8 million and an aggregate appraised value of $3.9 million as of December 31, 1996, based on the Company's most recent appraisals.

    NEERG SECOND CORP. This subsidiary was formed in June 1993 and currently holds 24 properties having an aggregate carrying value of $2.5 million and an aggregate appraised value of $3.2 million, as of December 31, 1996, based on the Company's most recent appraisals.

    ALPHA REO CORPORATION. This subsidiary was formed in March 1994 and currently holds 30 properties having an aggregate carrying value of $2.7 million and an aggregate appraised value of $3.7 million, as of December 31, 1996, based on the Company's most recent appraisals.

    BETA REO CORP. This subsidiary was formed in June 1994 and currently holds no properties.


Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-74556,33-87758 and 33-87760) of GreenPoint Financial Corp. of our report dated January 21, 1997 appearing on Page 44 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K.


/S/ PRICE WATERHOUSE LLP
New York, New York
March 27, 1997





                      Report of Independent Accountants


To the Board of Directors and
Stockholders of GreenPoint Financial Corp.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, of changes in stockholders' equity and of cash flows, appearing on pages 22 through 42 of the 1996 Annual Report to Stockholders, present fairly, in all material respects, the financial position of GreenPoint Financial Corp. and its subsidiaries at December 3l, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/S/ PRICE WATERHOUSE LLP
New York, New York
January 21, 1997












INDEPENDENT AUDITORS' CONSENT

The Shareholders and the Board of Directors of GreenPoint Financial Corp.

We consent to incorporation by reference in the registrations statements (Nos. 33-74556, 33-87758 and 33-87760) on Form S-8 of GreenPoint Financial Corp. of our report dated January 19, 1996, relating to the consolidated statement of financial condition of GreenPoint Financial Corp. and Subsidiaries as of December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994, which report is included in the December 31, 1996 annual report on Form 10-K of GreenPoint Financial Corp.


                              By: /S/ KPMG Peat Marwick LLP
                                  KPMG PEAT MARWICK LLP


Jericho, New York
March 26, 1997




To the Board of Directors and Shareholders
GreenPoint Financial Corp. and Subsidiaries

We have audited the consolidated statement of financial condition of GreenPoint Financial Corp., and Subsidiaries as of December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the compnay's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, a well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenPoint Financial Corp. and Subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the years ended December 1995 and 1994, in conformity with generally accepted accounting principles.


                              By:  /S/ KPMG Peat Marwick LLP
                                   KPMG PEAT MARWICK LLP


Jericho, New York
January 19, 1996