Form 10-K405/A
period 1996-12-31
GREENPOINT FINANCIAL CORP
filed 1997-04-01
CIK 911935

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K /A/
                                  Amendment #1
                                  Exhibit 27.1
(Mark One)
     [x]         Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1996

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

                            EXPLANATORY NOTE
This amendment to Form 10-K 405 on Form 10-K 405/A has been prepared to include exhibit 27.1 which was previously omitted. No part of the Form
10-K 405 as previously filed, other than Part III, Item 14, Exhibit 27.1, is affected by this amendment.





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


      SECTION 3.   NOTICE OF MEETINGS.

      Written notice of the place, date, and time of all meetings of the stockholders shall be given, not less than ten (10) nor more than sixty (60)


                                EXHIBIT 27.1
                           FINANCIAL DATA SCHEDULE


[NAME] GREENPOINT FINANCIAL CORP.
<MULTIPLER>   1,000,000
[PERIOD-TYPE]             12-MOS
[FISCAL-YEAR-END]         DEC-31-1996
[PERIOD-END]              DEC-31-1996
[CASH]                                           78.0
[INT-BEARING-DEPOSITS]                          109.5
[FED-FUNDS-SOLD]                                388.5
[TRADING-ASSETS]                                    0
[INVESTMENTS-HELD-FOR-SALE]                   4,355.4
[INVESTMENTS-CARRYING]                            4.0
[INVESTMENTS-MARKET]                              4.0
[LOANS]                                       7,404.1
[ALLOWANCE]                                    (105.0)
[TOTAL-ASSETS]                               13,325.6
[DEPOSITS]                                   11,452.3
[SHORT-TERM]                                     89.5
[LIABILITIES-OTHER]                             320.4
[LONG-TERM]                                         0
[PREFERRED-MANDATORY]                               0
[PREFERRED]                                         0
[COMMON]                                          0.5
[OTHER-SE]                                    1,459.3
[TOTAL-LIABILITIES-AND-EQUITY]               13,325.6
[INTEREST-LOAN]                                 594.3
[INTEREST-INVEST]                               379.7
[INTEREST-OTHER]                                    0
[INTEREST-TOTAL]                                974.0
[INTEREST-DEPOSIT]                              525.7
[INTEREST-EXPENSE]                              527.5
[INTEREST-INCOME-NET]                           446.5
[LOAN-LOSSES]                                   (15.7)
[SECURITIES-GAINS]                                0.9
[EXPENSE-OTHER]                                 263.2
[INCOME-PRETAX]                                 224.5
[INCOME-PRE-EXTRAORDINARY]                      132.5
[EXTRAORDINARY]                                     0
[CHANGES]                                           0
[NET-INCOME]                                    132.5
[EPS-PRIMARY]                                    3.02
[EPS-DILUTED]                                    2.97
[YIELD-ACTUAL]                                   3.51
[LOANS-NON]                                     356.1
[LOANS-PAST]                                        0
[LOANS-TROUBLED]                                    0
[LOANS-PROBLEM]                                     0
[ALLOWANCE-OPEN]                               (105.5)
[CHARGE-OFFS]                                   (17.5)
[RECOVERIES]                                      1.3
[ALLOWANCE-CLOSE]                              (105.0)
[ALLOWANCE-DOMESTIC]                           (105.0)
[ALLOWANCE-FOREIGN]                                 0
[ALLOWANCE-UNALLOCATED]                             0