Form 10-Q
period 1997-03-31
GREENPOINT FINANCIAL CORP
filed 1997-05-14
CIK 911935

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

          [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                              For the Quarter Ended

                                 March 31, 1997

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

     As of May 9, 1997 there were 46,369,003 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                    FORM 10-Q

                              For the Quarter Ended
                                 March 31, 1997

                                      INDEX


PART I - FINANCIAL INFORMATION                                                         PAGE

Item 1 - Financial Statements

   Consolidated Statements of Financial Condition (unaudited) as of March 31, 1997
   and December 31, 1996                                                                  3

   Consolidated Statements of Income (unaudited) for the quarter ended March 31,
   1997 and 1996                                                                          4

   Consolidated Statements of Changes in Stockholders' Equity (unaudited)
   for the quarter ended March 31, 1997 and 1996                                          5

   Consolidated Statements of Cash Flows (unaudited) for the quarter ended
   March 31, 1997 and 1996                                                                6


   Notes to the Unaudited Consolidated Financial Statements                               7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                               22

Item 6 - Exhibits and Reports on Form 8-K                                                22


                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                                       March 31,      December 31,
                                                                                         1997             1996
                                                                                 ----------------    ----------------
     ASSETS                                                                      (In thousands, except share amounts)
     ------

Cash and due from banks                                                              $     75,406     $     81,914
Money market investments                                                                  378,052          494,060
Loans receivable held for sale                                                              4,989            4,829
Securities available for sale                                                           3,970,504        4,355,432
Securities held to maturity (fair value of $4,089
  and $4,016 respectively)                                                                  4,051            3,978
Trading assets                                                                             24,551              ---
Loans receivable held for investment:
    Mortgage loans                                                                      7,822,745        7,423,993
    Other loans                                                                            21,833           23,490
    Deferred loan fees and unearned discount                                              (44,912)         (48,216)
    Allowance for possible loan losses                                                   (106,000)        (105,000)
                                                                                     ------------     ------------
        Loans receivable held for investment, net                                       7,693,666        7,294,267
                                                                                     ------------     ------------
Other interest-earning assets                                                             109,426              ---
Accrued interest receivable, net                                                           95,091           89,460
Banking premises and equipment, net                                                       131,868          128,207
Deferred income taxes, net                                                                 93,999           80,202
Other real estate owned, net                                                               26,756           28,566
Goodwill                                                                                  611,957          623,600
Other assets                                                                               40,905          141,070
                                                                                     ------------     ------------
        Total assets                                                                 $ 13,261,221     $ 13,325,585
                                                                                     ============     ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities:
Deposits:
    N.O.W. and checking                                                              $    525,600     $    524,181
    Savings and club                                                                    1,870,254        1,901,682
    Variable rate savings                                                               1,810,396        1,853,683
    Money market                                                                          536,396          561,331
    Term certificates of deposit                                                        6,487,849        6,611,389
                                                                                     ------------     ------------
        Total deposits                                                                 11,230,495       11,452,266
                                                                                     ------------     ------------
Mortgagors' escrow                                                                         92,721           66,929
Securities sold under agreements to repurchase                                            288,113           89,500
Accrued income taxes payable                                                               28,898           45,081
Other liabilities                                                                         184,462          208,383
                                                                                     ------------     ------------
         Total liabilities                                                             11,824,689       11,862,159
                                                                                     ------------     ------------
Commitments and Contingencies
Preferred shares of subsidiary                                                              3,623            3,623
Stockholders' equity:
     Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)             ---              ---
     Common stock ($0.01 par value; 220,000,000 shares authorized;
        55,130,582 and 55,115,582 shares issued, respectively)                                551              551
    Additional paid-in capital                                                            817,180          810,170
    Unallocated Employee Stock Ownership Plan (ESOP) shares                              (118,414)        (119,573)
    Unearned stock plans shares                                                            (8,429)          (8,317)
    Retained earnings                                                                   1,066,051        1,037,993
    Net unrealized loss on securities available for sale, net                             (46,553)         (23,324)
    Treasury stock, at cost (8,666,400 and 7,871,400 shares, respectively)               (277,477)        (237,697)
                                                                                     ------------     ------------
         Total stockholders' equity                                                     1,432,909        1,459,803
                                                                                     ------------     ------------
         Total liabilities and stockholders' equity                                  $ 13,261,221     $ 13,325,585
                                                                                     ============     ============


 (See the accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                                       Quarter Ended
                                                                         March 31,
                                                                ---------------------------
                                                                  1997              1996
                                                                ---------         ---------
                                                         (In thousands, except per share amounts)

Interest income:
     Mortgages                                                  $ 168,872         $ 141,349
     Money market investments                                       4,343            23,390
     Securities                                                    63,118            85,711
     Trading assets                                                    39               ---
     Other interest-earning assets                                  1,411               ---
     Other loans                                                      562               657
                                                                ---------         ---------
        Total interest income                                     238,345           251,107
                                                                ---------         ---------
Interest expense:
     Deposits                                                     116,646           143,079
     Short-term and other borrowing                                 1,263               451
                                                                ---------         ---------
        Total interest expense                                    117,909           143,530
                                                                ---------         ---------
Net interest income                                               120,436           107,577
Provision for possible loan losses                                 (5,017)           (3,646)
                                                                ---------         ---------
Net interest income after provision for possible loan losses      115,419           103,931
                                                                ---------         ---------
Non-interest income:
   Income from fees and commissions:
   Mortgage loan operations fee income                              3,538             4,563
   Mortgage servicing fees                                          1,825             2,260
   Banking services fees and commissions                            4,865             4,061
   Other fee income                                                   492               329
   Net gain on securities                                             261               273
   Net (loss) gain on sales of loans                                  (37)               19
   Net gain on sale of assets                                       2,416               ---
   Gain on sale of branches                                         5,850               ---
                                                                ---------         ---------
             Total non-interest income                             19,210            11,505
                                                                ---------         ---------
   Non-interest expense:
   Salaries and benefits                                           22,693            22,561
   Employee Stock Ownership and stock plans expense                 4,810             4,243
   Net expense of premises and equipment                           12,100            11,698
   Advertising                                                      2,240             1,991
   Federal deposit insurance premiums                                 774             1,710
   Charitable and educational foundation                            1,985               993
   Other administrative expenses                                   12,451            13,073
   Other real estate owned operating income, net                     (462)             (115)
   Goodwill amortization                                           11,643            11,628
                                                                ---------         ---------
          Total non-interest expense                               68,234            67,782
                                                                ---------         ---------
   Income before income taxes                                      66,395            47,654
   Income taxes                                                    26,724            20,302
                                                                ---------         ---------
   Net income                                                   $  39,671         $  27,352
                                                                =========         =========
   Earnings per share                                           $    0.94         $    0.60
                                                                =========         =========
   Net income (excluding non-recurring items)*                  $  34,732         $     N/A
                                                                =========         =========
   Earnings per share (excluding non-recurring items)*          $    0.82         $     N/A
                                                                =========         =========


*Non-recurring items include branch and asset sales.

 (See the accompanying notes to the unaudited consolidated financial statements)



                              GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             (Unaudited)
                                            (In thousands)


                                                                                  Quarter Ended
                                                                                     March 31,
                                                                         -------------------------------
                                                                            1997                1996
                                                                         -----------         -----------
Common stock
Balance at beginning of period                                           $       551         $       550
Issuance of common stock to stock plans                                          ---                   1
                                                                         -----------         -----------
Balance at end of period                                                         551                 551
                                                                         -----------         -----------
Additional paid-in capital
Balance at beginning of period                                               810,170             801,382
Issuance of common stock to stock plans                                          832               3,692
Amortization of ESOP shares committed to be released                           2,740               1,042
Amortization of stock plans shares during the period                             191                 110
Tax benefit for vested stock plans shares                                      3,247                 ---
                                                                         -----------         -----------
Balance at end of period                                                     817,180             806,226
                                                                         -----------         -----------
Unallocated ESOP shares
Balance at beginning of period                                              (119,573)           (123,987)
Amortization of ESOP shares committed to be released                           1,159               1,809
                                                                         -----------         -----------
Balance at end of period                                                    (118,414)           (122,178)
                                                                         -----------         -----------
Unearned stock plans shares
Balance at beginning of period                                                (8,317)             (9,838)
Issuance of common stock to stock plans                                         (832)             (3,694)
Amortization of stock plans shares during the period                             720               1,282
                                                                         -----------         -----------
Balance at end of period                                                      (8,429)            (12,250)
                                                                         -----------         -----------
Retained earnings
Balance at beginning of period                                             1,037,993             942,137
Net income for the period                                                     39,671              27,352
Dividends declared                                                           (10,087)             (8,979)
Exercise of stock options from treasury stock                                 (1,526)               (859)
                                                                         -----------         -----------
Balance at end of period                                                   1,066,051             959,651
                                                                         -----------         -----------
Net unrealized (loss) gain on securities available for sale, net
Balance at beginning of period                                               (23,324)             14,862
Net unrealized loss on securities available for sale                         (23,229)            (44,721)
                                                                         -----------         -----------
Balance at end of period                                                     (46,553)            (29,859)
                                                                         -----------         -----------
Treasury stock, at cost
Balance at beginning of period                                              (237,697)            (73,789)
Exercise of stock options from treasury stock                                  4,497               2,136
Purchase of treasury stock                                                   (44,277)                ---
                                                                         -----------         -----------
Balance at end of period                                                    (277,477)            (71,653)
                                                                         -----------         -----------

Total stockholders' equity                                               $ 1,432,909         $ 1,530,488
                                                                         ===========         ===========


     (See accompanying notes to the unaudited consolidated financial statements)

                                    GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                  Quarter Ended
                                                                                                    March 31,
                                                                                          -----------------------------
                                                                                             1997              1996
                                                                                          -----------       -----------
                                                                                                  (In thousands)
Cash flows from operating activities:
Net income                                                                                $    39,671       $    27,352
Adjustments to reconcile net income to net cash used in operating activities:
     Provision for possible loan losses                                                         5,017             3,646
     Depreciation and amortization of premises and equipment                                    3,970             4,601
     Goodwill amortization                                                                     11,643            11,628
     Accretion of discount on securities, net of premium amortization                         (11,228)          (24,685)
     ESOP and stock plans expense                                                               4,810             4,243
     Gain on securities transactions                                                             (261)             (273)
     Net change in loans held for sale                                                           (160)         (163,893)
     Net gain on sales of other real estate owned                                              (2,077)           (1,824)
     Net gain on sale of branches                                                              (5,850)              ---
     Deferred income taxes                                                                      3,804             4,600
     Decrease in other assets                                                                  10,665             6,550
     Decrease in other liabilities                                                            (48,548)           (2,664)
     Other, net                                                                               (29,543)            2,908
                                                                                          -----------       -----------
          Net cash used in operating activities                                               (18,087)         (127,811)
                                                                                          -----------       -----------
Cash flows from investing activities:
    Loan originations, net of principal repayments                                           (394,674)           12,064
    Proceeds from sales of other real estate owned                                              3,378             4,047
    Purchases of securities available for sale                                               (140,355)       (2,793,988)
    Purchase of securities held to maturity                                                      (100)              ---
    Proceeds from maturities of securities available for sale                                 100,000         3,088,263
    Proceeds from sales of securities available for sale                                      321,378           398,140
    Principal repayments on securities                                                         67,528            56,925
    Investment in corporate officer life insurance policy                                    (100,544)              ---
    Purchases of premises and equipment                                                        (7,631)           (5,894)
                                                                                          -----------       -----------
          Net cash (used in) provided by investing activities                                (151,020)          759,557
                                                                                          -----------       -----------
Cash flows from financing activities:
    Net withdrawals from depositors' accounts                                                 (91,140)         (200,356)
    Cash paid on transfer of deposit liabilities                                             (124,781)              ---
    Payments for cash dividends                                                               (10,087)           (8,979)
    Exercise of stock options                                                                   2,971             1,277
    Purchase of treasury stock                                                                (44,277)              ---
    Securities sold under agreements to repurchase                                            288,113               ---
    Other, net                                                                                 25,792            22,434
                                                                                          -----------       -----------
           Net cash provided by (used in) financing activities                                 46,591          (185,624)
                                                                                          -----------       -----------
    Net (decrease) increase in cash and cash equivalents                                     (122,516)          446,122
    Cash and cash equivalents at beginning of period                                          575,974         1,704,379
                                                                                          -----------       -----------
    Cash and cash equivalents at end of period                                            $   453,458       $ 2,150,501
                                                                                          ===========       ===========
Non-cash investing and financing activities:
    Additions to other real estate owned, net                                             $     5,818       $     6,533
                                                                                          ===========       ===========
    Loans to facilitate sales of other real estate                                        $     5,883       $     4,335
                                                                                          ===========       ===========
    Unsettled trades                                                                      $    24,551       $       ---
                                                                                          ===========       ===========
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                            $    33,753       $     2,265
                                                                                          ===========       ===========
    Interest paid                                                                         $   116,550       $   152,511
                                                                                          ===========       ===========

     (See accompanying notes to the unaudited consolidated financial statements)
                                        6

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

The unaudited consolidated interim financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders for the period ended December 31, 1996.

2.  STOCK INCENTIVE PLAN

During the quarter ended March 31, 1997, GreenPoint granted 15,000 shares of the Company's common stock to an executive officer pursuant to plans approved by the Company's shareholders in 1994. These shares vest ratably over four years on the anniversary dates of the awards. The market price at the grant date was $55.50.

For the quarter ended March 31, 1997, the Company granted options of 538,000 shares of the Company's common stock to certain officers, at an average exercise price of $55.50. These awards vest ratably over three years on the anniversary dates of the awards.

3.  COMMON STOCK REPURCHASE PROGRAM

Under the 1997 5% stock repurchase program, the Company has used $44.3 million to repurchase shares of GreenPoint common stock. The current program has not yet been completed. The repurchase is at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

                       GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
          NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

Securities held at March 31, 1997 are summarized as follows:


                                                                              Gross         Gross
                                                           Amortized        Unrealized   Unrealized
                                                             Cost             Gains         Losses      Fair Value
                                                          -----------        --------     ---------     -----------
                                                                                 (In thousands)

Securities Available for Sale
U.S. Government and Federal Agency
Obligations:
U.S. Treasury notes/bills                                 $ 1,749,617        $    ---     $ (25,899)    $ 1,723,718
Agency discount notes                                          63,006               3          (135)         62,874
Mortgage-backed securities                                  1,708,448             ---       (51,368)      1,657,080
Collateralized mortgage obligations                            71,539             ---          (829)         70,710
Trust certificates collateralized by GNMA
    securities                                                397,204             ---        (5,018)        392,186
Other                                                          63,852             370          (286)         63,936
                                                          -----------        --------     ---------     -----------
       Total securities available for sale                $ 4,053,666        $    373     $ (83,535)    $ 3,970,504
                                                          ===========        ========     =========     ===========
Securities Held to Maturity
Tax exempt municipals                                     $       641        $     38     $     ---     $       679
Other                                                           3,410             ---           ---           3,410
                                                          -----------        --------     ---------     -----------
        Total securities held to maturity                 $     4,051        $     38     $     ---     $     4,089
                                                          ===========        ========     =========     ===========

Securities held at December 31, 1996 are summarized as follows:


                                                                              Gross         Gross
                                                           Amortized        Unrealized   Unrealized
                                                             Cost             Gains         Losses      Fair Value
                                                          -----------        --------     ---------     -----------
                                                                                 (In thousands)

Securities Available for Sale
U.S. Government and Federal Agency
Obligations:
U.S. Treasury notes/bills                                 $ 1,944,272        $    316     $ (16,178)    $ 1,928,410
Agency discount notes/Asset backed securities                  66,358               3           (40)         66,321
Mortgage-backed securities                                  1,880,991             ---       (23,091)      1,857,900
Collateralized mortgage obligations                            32,432             ---            (3)         32,429
Trust certificates collateralized by GNMA
     securities                                               409,859             ---        (3,332)        406,527
Other                                                          63,852             255          (262)         63,845
                                                          -----------        --------     ---------     -----------
         Total securities available for sale              $ 4,397,764        $    574     $ (42,906)    $ 4,355,432
                                                          ===========        ========     =========     ===========
Securities Held to Maturity
Tax exempt municipals                                     $       640        $     38     $     ---     $       678
Other                                                           3,338             ---           ---           3,338
                                                          -----------        --------     ---------     -----------
                  Total securities held to maturity       $     3,978        $     38     $     ---     $     4,016
                                                          ===========        ========     =========     ===========


Estimated fair values for securities are based on published market or securities dealers' estimated prices.

During the quarter ended March 31, 1997, the Company sold available-for-sale securities aggregating $321.1 million, resulting in gross realized gains of $0.5 million and $0.3 in gross realized losses.

The average maturities of the securities available for sale and held to maturity at March 31, 1997 are approximately 8.6 years and 12.4 years, respectively. Mortgage-backed securities, almost all of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments which shorten the average life to an estimated 5.7 years. The estimated average life for all securities available for sale is approximately 3.8 years.

                GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
    NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.  PURCHASE ACQUISITION OF MORTGAGE SERVICING OPERATIONS

On March 25, 1997, the Company announced the signing of a definitive agreement in which the Company will purchase the Columbus, GA mortgage servicing operations of Citizens Financial Group, Inc., for a net purchase price of approximately $4 million. The purchase of the Georgia facility will give the Company a stronger platform for servicing its national mortgage portfolio.

6.  EARNINGS PER SHARE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings per Share". SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion
No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented.

                                    GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                                      Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations

                                                                      Quarter Ended
                                               ----------------------------------------------------------------
                                                 Mar. 31,       Dec. 31,     Sept. 30,    Jun. 30,    Mar. 31,
                                                   1997           1996         1996         1996        1996
                                               ------------   -----------   -----------  ----------  ----------

Performance Ratios (Annualized):
Core cash earnings return on average assets      1.55%(1)         1.43%        1.42%        1.36%(1)    1.18%
Core cash earnings return on average equity     14.02 (1)        13.25        13.55        13.04 (1)   11.12
Return on average assets                         1.05 (1)         1.02         1.00         0.90 (1)    0.75
Return on average equity                         9.51 (1)         9.46         9.51         8.64 (1)    7.04
Return on average tangible equity (2)           16.05 (1)        16.37        16.08        14.62 (1)   12.42

Net interest margin                               3.97            3.82         3.61         3.45        3.16
Net interest spread during period                 3.64            3.52         3.34         3.20        2.87
Operating expense to average assets (3)           1.73            1.61         1.58         1.56        1.53

Efficiency ratio (4)                             43.4 (1)         42.7 (1)    43.6         43.7 (1)    47.3
Average interest-earning assets to average
  interest- bearing liabilities                   1.08 x           1.07 x     1.07 x        1.06 x     1.07 x
Capital Ratios:
Company:
  Period-end stockholders' equity to ending
    total assets                                  10.81%          10.95%     10.58%        10.36%      10.58%
  Period-end stockholders' equity less
    intangible assets to tangible assets           6.83            6.75       6.13          6.07        6.31

Bank Regulatory Capital Ratios:
  Leverage capital (5)                             6.20            6.64       6.26          6.31        6.33
  Risk-based capital ratios (5):
         Tier 1                                   13.76           15.15      15.42         16.35       16.73
         Total capital                            15.01           16.40      16.67         17.60       17.98

Per Share Data:
  Core cash earnings*                        $   1.21 (1)   $  1.13 (1)   $   1.13      $    1.09 (1) $  0.95
  Book value**                               $  34.57       $ 34.77       $  33.89      $   33.65    $  33.35
  Tangible book value**                      $  19.81       $ 19.92       $  18.72      $   18.80    $  18.99

 *   Average shares used in calculation       42,235,000     42,069,000    43,138,000    44,664,000   45,653,000
 **  Period-end shares used in calculation    41,452,000     41,984,000    41,849,000    43,573,000   45,898,000
     Total shares issued and outstanding      46,888,000     47,481,000    47,656,000    49,924,000   52,457,000

Asset Quality Ratios:
  Non-performing loans to total loans              4.45%          4.78%         5.21%         5.77%        6.25%
  Non-performing assets to total assets            2.84           2.89          2.91          2.86         2.94


Allowance for possible loans losses to:
  Non-performing loans                            30.32          29.48         29.05         28.07        26.49
  Total loans                                      1.35           1.41          1.51          1.63         1.66


(1)  Excludes branch sales, asset sales and 4th quarter restructuring recovery.

(2) Average tangible equity has been calculated in accordance with regulatory guidelines.

(3) Excludes goodwill expense, OREO (income) or expense and 4th quarter restructuring recovery.

(4) The efficiency ratio is calculated by dividing the Company's operating expense excluding goodwill expense, OREO (income) or expense and the 4th quarter restructuring recovery by the sum of net interest income and non-interest income.

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

GreenPoint regularly explores opportunities for acquisitions of and holds discussions with financial institutions and related businesses, and also regularly explores opportunities for acquisitions of liabilities and assets of financial institutions and other financial service providers. The Company routinely analyzes its lines of business and from time to time may increase, decrease or terminate one or more of its activities.

2.   OPERATING RESULTS

The first quarter's results include the following:

- GreenPoint Mortgage Corp. (GPMC) opened regional mortgage production offices in Atlanta, Denver, Phoenix and San Francisco.

- The Company's loan originations were up 73% from the first quarter of 1996, due to the increasing national expansion of the Company's No Doc mortgage business.

- Asset quality continues to improve as non-performing loans and non-performing assets decline. As a result of the decline in non-performing loans and the growth of the loan portfolio, the ratio of non-performing loans to total loans decreased to 4.45%.

- Net interest margin increased to 3.97%, primarily from a decrease in cost of deposits, and reinvestment of funds from the investment portfolio into higher yielding mortgage loans.

Net income for the quarter ended March 31, 1997 was $39.7 million, or $0.94 per share, a 45% increase over the $27.4 million, or $0.60 per share, for the comparable 1996 period. The quarter ended results include an after-tax gain of $3.5 million on the sale of the Company's two banking offices in Westchester County, New York and a $1.4 million after-tax gain on the sale of bank-owned property. Excluding the branch and asset sale gains, the quarter ended results were $34.7 million, or $0.82 per share, a 27% increase over the comparable 1996 period.

                 GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations - (Continued)

NET INTEREST INCOME

Net interest income increased by $12.9 million, or 12.0%, in the first quarter of 1997, versus the comparable period in 1996. The increase was primarily due to an improvement in the net interest margin. The average yield on interest-earning assets rose 47 basis points to 7.86% and the average cost of funds declined 30 basis points to 4.22%, compared to the first quarter of 1996.

Interest income decreased by $12.8 million, or 5.1%, to $238.3 million in the first quarter of 1997, from $251.1 million for the comparable 1996 period. The primary reason for the decrease was the decline of average money market investments and investment securities, which was partially offset by the rise in average mortgage loans.

Interest income on money market investments decreased by $19.0 million, or 81.4%, to $4.3 million in the first quarter of 1997, from $23.3 million for the comparable 1996 period. The decrease was due to a decline in the average money market investment balance of $1.4 billion, from $1.7 billion for the first quarter of 1996 period.

Interest income on securities declined by $22.6 million, or 26.3%, to $63.1 million for the quarter ended March 31, 1997, from $85.7 million for the comparable 1996 period. The decrease was primarily due to a decline in the average securities balance of $1.5 billion, to $4.2 billion from $5.7 billion for the first quarter of 1996.

Interest income on mortgages increased by $27.5 million, or 19.5%, to $168.8 million, in the first quarter of 1997, from $141.3 million for the comparable 1996 period. The increase reflects a higher average balance of $7.6 billion, from $6.2 billion in the first quarter of 1996, principally as a result of retained no-doc loan origination volume generated by GPMC.

Interest expense decreased by $25.6 million, or 17.9%, to $117.9 million in the first quarter of 1997, from $143.5 million for the comparable 1996 period. The decrease reflects a $1.5 billion decline in average interest-bearing liabilities and a 30 basis point decrease in the average cost of funds, from the first quarter of 1996.

Interest expense on time deposits decreased by $21.9 million, or 20.9%, to $83.1 million in the first quarter of 1997, from $105.0 million for the comparable 1996 period. The primary reason for the decline was the decrease in average time deposits of $1.1 billion in the first quarter of 1997, resulting from deposit run-off. The average cost of time deposits decreased by 35 basis points from the first quarter of 1996.

Interest expense on savings accounts decreased by $1.7 million, to $12.2 million in the first quarter of 1997, from $13.9 million for the comparable 1996 period. The decline in interest expense reflects a decrease in the average balance of $139.3 million in the first quarter of 1997, versus the same period in 1996.

                             GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                               Management's Discussion and Analysis of
                     Financial Condition and Results of Operations - (Continued)

AVERAGE BALANCE SHEETS AND INTEREST YIELD/COST
The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended March 31, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees which are considered adjustments to yields.


                                                                              Quarter Ended
                                       -------------------------------------------------------------------------------------------
                                                      March 31, 1997                                 March 31, 1996
                                       ---------------------------------------------  --------------------------------------------
                                                                          Average                                       Average
                                           Average                         Yield/        Average                         Yield/
                                           Balance        Interest          Cost         Balance        Interest          Cost
                                       ---------------  -------------   ------------  -------------  ---------------  ------------
Assets:                                                                  (Dollars in thousands)

Interest-earning assets:
   Mortgage loans (1)                  $     7,565,440  $     168,872        8.93%    $   6,158,622  $       141,349       9.18%
   Other loans (1)                              27,815            562        8.08            35,693              657       7.36
   Money market investments (2)                328,264          4,350        5.37         1,724,449           23,390       5.46
   Securities (3)                            4,234,381         64,439        6.13         5,695,334           85,711       6.04
   Trading assets                                2,468             39        6.41               ---              ---        ---
   Other interest-earning assets               103,493          2,304        9.03               ---              ---        ---
                                       ---------------  -------------                 -------------  ---------------
     Total interest-earning assets          12,261,861        240,566        7.86        13,614,098          251,107       7.39
                                                        -------------                                ---------------
Non-interest earning assets (4)                923,744                                    1,053,743
                                       ---------------                                -------------
     Total assets                      $    13,185,605                                $  14,667,841
                                       ===============                                =============

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
   Savings                             $     1,876,561         12,238         2.64%   $   2,015,837           13,986       2.79%
   NOW                                         335,353          1,409         1.70          337,902            1,548       1.84
   Money market and variable rate savings    2,369,786         19,623         3.36        2,625,344           22,227       3.41
   Term certificates of deposit              6,507,739         83,125         5.18        7,637,573          105,055       5.53
   Mortgagors' escrow                           85,766            251         1.19           76,858              263       1.38
   Repurchase agreements                       144,323          1,263         3.55           85,295              451       2.13
                                       ---------------  -------------                 -------------  ---------------
     Total interest-bearing liabilities     11,319,528        117,909         4.22       12,778,809          143,530       4.52
                                                        -------------                                ---------------
  Other liabilities (5)                        401,921                                      334,830
                                       ---------------                                -------------
     Total liabilities                      11,721,449                                   13,113,639

  Preferred shares of subsidiary                 3,623                                          ---
  Stockholders' equity                       1,460,533                                    1,554,202
                                       ===============                                =============
     Total liabilities & stockholders'
      equity                           $    13,185,605                                $  14,667,841
                                       ===============                                =============

 Net interest income/interest rate
   spread (6)                                           $     122,657         3.64%                  $       107,577       2.87%
                                                        =============         =====                  ===============       =====
 Net interest-earning assets/net
   interest margin (7)                 $       942,333                        3.97%   $       835,289                      3.16%
                                       ===============                        =====   ===============                      =====
 Ratio of interest-earning  assets to
       interest-bearing liabilities                                           1.08x                                        1.07x
                                                                              =====                                        =====


-----------------------------------------
(1) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.

(2) Includes overnight federal funds sold and securities purchased under resale agreements.

(3)  Securities available for sale are reported at average amortized cost.

(4) Includes goodwill, banking premises and equipment - net, net deferred tax assets, accrued interest receivable, and other miscellaneous non-interest earning assets.

(5) Includes accrued interest payable, accounts payable, official checks drawn against the bank, accrued expenses, and other miscellaneous non-interest-bearing obligations of the Company.

(6) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7) Net interest margin represents net interest income on a tax equivalent basis before the provision for possible loan losses divided by average interest-earning assets.

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


                                                      Quarter Ended March 31, 1997
                                                              Compared to
                                                      Quarter Ended March 31, 1996
                                                          Increase/(Decrease)
                                                 --------------------------------------
                                                          Due to
                                                 --------------------------
                                                  Average       Average         Net
                                                   Volume         Rate        Change
                                                 ---------     --------      ---------
                                                            (In thousands)

Interest-earning assets:
     Mortgage loans (1)                          $   31,497    $ (3,974)     $  27,523
     Other loans (1)                                  (155)          60            (95)
     Trading assets                                     39          ---             39
     Money market investments (2)                  (18,514)        (526)       (19,040)
     Securities                                    (21,635)         363        (21,272)
    Other interest-earning assets                    2,304          ---          2,304
                                                 ---------     --------      ---------
          Total interest-earning assets             (6,464)      (4,077)       (10,541)
                                                 ---------     --------      ---------
Interest-bearing liabilities:
      Savings                                         (935)        (813)        (1,748)
      NOW                                              (12)        (127)          (139)
      Money market and variable rate savings        (2,125)        (479)        (2,604)
      Term certificates of deposit                 (14,793)      (7,137)       (21,930)
      Mortgagors' escrow                                28          (40)           (12)
      Repurchase agreements                            417          395            812
                                                 ---------     --------      ---------
          Total interest-bearing liabilities       (17,420)      (8,201)       (25,621)
                                                 ---------     --------      ---------
Net change in net interest income                $  10,956     $  4,124      $  15,080
                                                 =========     ========      =========


-------------------
(1) In computing the volume and rate components of net interest income for loans, non-accrual loans and loans held for sale have been included.

(2) Includes overnight federal funds and securities purchased under resale agreements.

                GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Management's Discussion and Analysis of
        Financial Condition and Results of Operations - (Continued)

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses increased by $1.4 million, or 37.6%, to $5.0 million for the first quarter of 1997, from $3.6 million for the comparable 1996 period. The provision exceeded net charge-offs by $1.0 million for the first quarter of 1997, to reflect the net effect of loan portfolio growth and improving loan quality.

NON-INTEREST INCOME

Non-interest income increased by $7.7 million, or 67.0%, to $19.2 million for the first quarter of 1997 from $11.5 million for the comparable 1996 period. The increase is primarily the result of a $5.9 million gain on the sale of two banking offices and a $2.4 million gain on the sale of bank-owned properties.

NON-INTEREST EXPENSE

Non-interest expense increased by $0.5 million, to $68.2 million for the first quarter of 1997, as compared to the 1996 period. Charitable and educational foundation contributions expense increased by $1.0 million, ESOP and stock plans expense increased by $0.6 million due to a higher average stock price during 1997 and premises and equipment expense increased by $0.4 million, compared to the first quarter of 1996. The increases were partially offset by the decrease of $0.9 million in FDIC deposit insurance premiums due to the reduction in assessment rates and the recapitalization of the Savings Association Insurance Fund and a decrease of $0.6 million in other administrative expenses.

              GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Management's Discussion and Analysis of
      Financial Condition and Results of Operations - (Continued)

INCOME TAX EXPENSE

Income tax expense increased by $6.4 million, or 31.6%, to $26.7 million in the first quarter of 1997, from $20.3 million for the same period of 1996. The increase in income tax expense is primarily due to a $18.7 million, or 39.3% increase in income before income taxes, which was partially offset by the decrease in the effective rate from 42.60% in the 1996 period to 40.25% in the 1997 period.

3.  FINANCIAL CONDITION

Total assets decreased by $64.4 million, to $13.26 billion at March 31, 1997, from $13.33 billion at December 31, 1996. Total loans held for investment, net, rose $399.4 million to $7.69 billion at March 31, 1997, from $7.29 billion at December 31, 1996. Securities available for sale decreased $384.9 million, to $3.97 billion at March 31, 1997, from $4.36 billion at December 31, 1996, primarily as a result of the usage of proceeds from the maturities and sales of securities to fund loan originations.

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


                                                                 Quarter Ended
                                                  -----------------------------------------------
                                                     March 31,      December 31,        March 31,
                                                       1997            1996               1996
                                                  -------------    --------------      ----------
                                                         (In thousands, except per share amounts)

Net Income                                        $      39,671    $       33,897     $    27,352
 Less: Non-recurring items, net of tax (1)                4,939               948             ---
                                                  -------------    --------------      ----------
 Core net income                                         34,732            32,949          27,352
Add back:
      Goodwill expense                                   11,643            11,630          11,628
      Employee stock plans expense                        4,810             2,910           4,243
                                                  -------------    --------------      ----------
      Core cash earnings                          $      51,185    $       47,489     $    43,223
                                                  =============    ==============     ===========
      Core cash earnings per share (2)            $       1.21     $         1.13     $      0.95
                                                  =============    ==============     ===========


----------------------
(1) Non-recurring items include branch sales, asset sales and 4th quarter restructuring recovery.

(2)  Based on the average shares used to calculate earnings per share.

                             GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                               Management's Discussion and Analysis of
                     Financial Condition and Results of Operations - (Continued)

INTEREST RATE SENSITIVITY GAP ANALYSIS

The table below depicts the Company's interest rate sensitivity as of March 31, 1997. Allocations of assets and liabilities, including non interest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.


                                                                           Repricing Periods
                                        ----------------------------------------------------------------------------------------
                                                          More than     More than       More than
                                        Three months   three months    six months        one year       More than
                                           or less     to six months   to one year    to three years   three years      Total
                                        ------------  --------------  --------------  --------------   -----------  ------------
                                                                             (in millions)

Total loans, net                        $       969   $         693   $       1,338   $      1,365    $     3,334   $     7,699
Money market investments (1)                    378             ---             ---            ---            ---           378
Securities held to maturity                     ---             ---             ---            ---              4             4
Securities available for sale                   971             212             519            956          1,313         3,971
Trading assets                                   25             ---             ---            ---            ---            25
Other interest-earning assets                   109             ---             ---            ---            ---           109
                                        ------------  --------------  --------------  -------------   ------------  ------------
         Total interest - earning assets      2,452             905           1,857          2,321          4,651        12,186
                                        ------------  --------------  --------------  -------------   ------------  ------------
Cash and due from banks                          75             ---             ---            ---            ---            75
Goodwill                                         11              11              21             84            485           612
Other non-interest-earning assets               388             ---             ---            ---            ---           388
                                        ------------  --------------  --------------  -------------   ------------  ------------
          Total assets                  $     2,926   $         916   $       1,878   $      2,405    $     5,136   $    13,261
                                        ============  ==============  ==============  =============   ============  ============


Term certificates                       $     1,433   $       1,335   $       1,697   $      1,769    $       254  $      6,488
Core deposits                                   258             258             516          1,819          1,891         4,742
                                        ------------  --------------  --------------  -------------   ------------  ------------
     Total interest-bearing liabilities       1,691           1,593           2,213          3,588          2,145        11,230
                                        ------------  --------------  --------------  -------------   ------------  ------------
Other liabilities                               595             ---             ---            ---            ---           595
Preferred shares of subsidiary                  ---             ---             ---            ---              4             4
Stockholders' equity                            ---             ---             ---            ---          1,432         1,432
                                        ============  ==============  ==============  =============   ============  ============
     Total liabilities and
     stockholders' equity               $     2,286   $       1,593   $       2,213   $      3,588    $      3,581  $     13,261
                                        ============  ==============  ==============  =============   ============  ============
Off balance sheet financial instrument  $       300   $         ---   $         ---   $       (300)   $       ---   $       ---
                                        ============  ==============  ==============  =============   ============  ============
Interest rate sensitivity gap           $       940   $        (677)  $        (335)  $     (1,483)   $     1,555

Cumulative gap                          $       940   $         263   $         (72)  $     (1,555)

 Interest  rate sensitivity gap as a
  percentage of total assets                  7.09%         (5.11)%         (2.53)%       (11.18)%

 Cumulative gap as a percentage of
    total assets                              7.09%           1.98%         (0.54)%       (11.73)%


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

In assessing various interest rate risk strategies, ALCO makes use of a variety of risk measures. One such measure is the consolidated gap analysis reported above as of March 31, 1997. Assets and liabilities are allocated to the various maturities in accordance with the earlier of their contractual maturity or repricing dates. For mortgage loans and mortgage-backed securities, estimates of scheduled amortization plus prepayments are used, rather than contractual maturity. For assets and liabilities with indefinite repricing schedules, notably core deposits, the gap analysis reflects ALCO's judgements of likely repricing behavior.

As indicated in the gap analysis, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive $72.0 million at March 31, 1997. A liability sensitive interest rate gap would tend to decrease earnings over a period of rising interest rates, where declining rates would increase earnings. The cumulative one-year sensitivity gap was negative 0.5% of total assets at March 31, 1997, compared to negative 0.08% at December 31, 1996.

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

                GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  Management's Discussion and Analysis of
       Financial Condition and Results of Operations - (Continued)

The Company has entered into interest rate swaps, with a total notional amount of $300 million, to reduce the Company's overall interest rate risk arising from its origination of fixed rate mortgages. These instruments are considered derivative financial instruments held for purposes other than trading and the effects of these instruments are reported as an adjustment to mortgage loan income. The unrealized gains or losses on these instruments are not recorded on the balance sheet, since they are used as a hedge against held-to-maturity loans. For the quarter ended March 31, 1997, the interest rate swaps had negative $0.6 million impact on mortgage loan income. The interest rate swaps require the Company to pay a weighted average fixed rate of 6.33% and receive three month LIBOR. As of March 31, 1997, the weighted average LIBOR rate that the Company will receive is 5.54%. The agreements will expire in the third quarter of 1999. As of the quarter ended March 31, 1997 the interest rate swaps had a gross positive market value of $1.9 million. The Company has a policy to enter into mutual collateral agreements with each counter party, which requires either party to submit U.S. Government or U.S. Government Agency collateral when the market value of the instrument reaches a predetermined threshold.

Non-Performing Assets

The Company improved its asset quality during the quarter ended March 31, 1997, as non-performing loans decreased by $6.5 million, or 1.8%, while non-performing assets decreased by $8.3 million, or 2.2%. The ratio of non-performing loans to total loans fell to 4.45% at March 31, 1997 from 4.78% at December 31, 1996. The ratio of non-performing assets to total assets fell to 2.84% at March 31, 1997 from 2.89% at December 31, 1996.

Non-performing assets, net of related specific reserves, were as follows:

                                               March 31,        December 31,
                                                 1997              1996
                                              -----------      -------------
                                                      (In thousands)
Mortgage loans secured by:
     Residential one-to-four family           $   267,192       $   271,192
      Residential multi-family                     45,931            48,270
      Commercial property                          36,309            36,515
Other loans                                           182               170
                                              -----------       -----------
Total non-performing loans (1)                    349,614           356,147
                                              -----------       -----------
Total other real estate owned, net                 26,756            28,566
                                              -----------       -----------
     Total non-performing assets              $   376,370       $   384,713
                                              ===========       ===========


----------------------
(1) Includes $27.4 million and $31.6 million of non-accrual mortgage loans under 90 days past due at March 31, 1997 and December 31, 1996, respectively.

               GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Management's Discussion and Analysis of
       Financial Condition and Results of Operations - (Continued)

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following is a summary of the provision and allowance for possible loan losses:

                                             Quarter Ended
                                               March 31,
                                      --------------------------
                                          1997           1996
                                      -----------    -----------
                                            (In thousands)

Balance beginning of period           $   105,000    $   105,500
Provision charged to income                 5,017          3,646
Charge-offs                                (4,153)        (4,589)
Recoveries                                    136            443
                                      -----------    -----------
Balance end of period                 $   106,000    $   105,000
                                      -----------    -----------
                                      -----------    -----------
CAPITAL RATIOS

The Company's ratio of period-end stockholders' equity to ending total assets at March 31, 1997 was 10.81% compared to 10.95% at December 31, 1996.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of March 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                           GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                             Management's Discussion and Analysis of
                     Financial Condition and Results of Operations - (Continued)

As of March 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.


                                                                                 For Capital
                                                Actual                        Adequacy Purposes
---------------------------------------------------------------------------------------------------
(In millions)                         Amount              Ratio          Amount              Ratio
---------------------------------------------------------------------------------------------------
As of March 31, 1997
Total Capital
     (to Risk Weighted Assets):
     Company                         $  942.1            16.58%         $  454.5             8.00%
     Bank                               849.2            15.01%            452.7             8.00%
Tier 1 Capital
     (to Risk Weighted Assets):
     Company                         $  871.1            15.33%         $  227.2             4.00%
     Bank                               778.5            13.75%            226.3             4.00%
Tier 1 Capital
     (to Average Assets):
     Company                         $  871.1             6.90%         $  504.8             4.00%
     Bank                               778.5             6.20%            502.4             4.00%


                                                                                 For Capital
                                                Actual                        Adequacy Purposes
---------------------------------------------------------------------------------------------------
(In millions)                         Amount              Ratio          Amount              Ratio
---------------------------------------------------------------------------------------------------
As of December 31, 1996
Total Capital
     (to Risk Weighted Assets):
     Company                         $  932.8            16.72%         $  446.2             8.00%
     Bank                               914.2            16.40%            445.8             8.00%
Tier 1 Capital
     (to Risk Weighted Assets):
     Company                         $  863.1            15.47%         $  223.1             4.00%
     Bank                               844.5            15.15%            222.9             4.00%
Tier 1 Capital
     (to Average Assets):
     Company                         $  863.1             6.78%         $  509.0             4.00%
     Bank                               844.5             6.64%            508.4             4.00%


               GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank has been named as a defendant in fourteen unrelated legal complaints which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are ten other instances of threatened litigation. The complaints are in various early stages of discovery. Outside counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at this time. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


  (a)        EXHIBITS

             EXHIBIT
              NUMBER


                11.1      Statement Regarding Computation of Per Share Earnings

                27.1      Financial Data Schedule

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

(b)   REPORTS ON FORM 8-K

      No current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended March 31, 1997.

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

Dated May 9, 1997