Form 10-Q
period 1997-06-30
GREENPOINT FINANCIAL CORP
filed 1997-08-14
CIK 911935

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

          / X / Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                            ----------------------

                             For the Quarter Ended
                                 June 30, 1997

                                       OR

          /   / Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


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

    As of August 8, 1997 there were 43,312,976 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                   FORM 10-Q

                             FOR THE QUARTER ENDED
                                 June 30, 1997

                                     INDEX

PART I--FINANCIAL INFORMATION                                            PAGE
                                                                         ----

Item 1--Financial Statements

  Consolidated Statements of Financial Condition (unaudited)
  as of June 30, 1997 and December 31, 1996......................           3

  Consolidated Statements of Income (unaudited) for the quarters
  and six month periods ended June 30, 1997 and 1996.............           4

  Consolidated Statements of Changes in Stockholders' Equity
  (unaudited) for the six month periods ended June 30, 1997
  and 1996.......................................................           5

  Consolidated Statements of Cash Flows (unaudited) for the six
  month periods ended June 30, 1997 and 1996.....................           6

  Notes to the Unaudited Consolidated Financial Statements.......           7

Item 2--Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................          11

PART II--OTHER INFORMATION

Item 1--Legal Proceedings........................................          25

Item 4--Submission of Matters to a Vote of Security Holders......          25

Item 6--Exhibits and Reports on Form 8-K.........................          26

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                         JUNE 30,             DECEMBER 31,
                                                           1997                   1996
                                                       -------------          -------------
                                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
  ASSETS
Cash and due from banks...........................     $    89,550             $     81,914
Money market investments..........................         729,349                  494,060
Loans receivable held for sale....................           4,600                    4,829
Securities available for sale.....................       3,124,585                4,355,432
Securities held to maturity (fair value of
  $3,929 and $4,016 respectively).................           3,892                    3,978
Trading assets....................................              29                       --
Loans receivable held for investment:
  Mortgage loans..................................       8,266,156                7,423,993
  Other loans.....................................          21,567                   23,490
  Deferred loan fees and unearned discount........         (41,023)                 (48,216)
  Allowance for possible loan losses..............        (107,000)                (105,000)
                                                       -------------           -------------
    Loans receivable held for investment, net.....       8,139,700                7,294,267
                                                       -------------           -------------
Other interest-earning assets.....................         111,036                       --
Accrued interest receivable, net..................          89,137                   89,460
Banking premises and equipment, net...............         122,535                  128,207
Deferred income taxes, net........................          78,439                   80,202
Other real estate owned, net......................          23,968                   28,566
Goodwill..........................................         600,337                  623,600
Other assets......................................         182,889                  141,070
                                                       -------------           -------------
    Total assets..................................     $13,300,046              $13,325,585
                                                       -------------           -------------
  LIABILITIES AND STOCKHOLDER'S EQUITY                 -------------           -------------
Liabilities:
Deposits:
  N.O.W. and checking.............................     $   534,019              $   524,181
  Savings and club................................       1,846,345                1,901,682
  Variable rate savings...........................       1,758,079                1,853,683
  Money market....................................         507,269                  561,331
  Term certificates of deposit....................       6,531,210                6,611,389
                                                       -------------            -------------
    Total deposits................................      11,176,922               11,452,266
                                                       -------------            -------------
Mortgagors' escrow................................          78,240                   66,929
Securities sold under agreements to repurchase....         236,256                   89,500
Guaranteed preferred beneficial interest in
  Company's junior subordinated debentures........         199,717                       --
Accrued income taxes payable......................          33,607                   45,081
Other liabilities.................................         200,559                  208,383
                                                       -------------            -------------
    Total liabilities.............................      11,925,301               11,862,159
                                                       -------------            -------------
Commitments and Contingencies
Preferred shares of subsidiary....................           3,629                    3,623
Stockholders' equity:
  Preferred stock ($0.01 par value; 50,000,000
    shares authorized; none issued)...............              --                       --
  Common stock ($0.01 par value; 220,000,000
    shares authorized; 55,130,582 and 55,115,582
    shares issued, respectively)..................             551                      551
  Additional paid-in capital......................         821,521                  810,170
  Unallocated Employee Stock Ownership Plan
    (ESOP) shares.................................        (117,256)                (119,573)
  Unearned stock plans shares.....................          (7,882)                  (8,317)
  Retained earnings...............................       1,089,952                1,037,993
  Net unrealized loss on securities available
    for sale, net.................................         (22,552)                 (23,324)
  Treasury stock, at cost (10,086,197 and
    7,871,400 shares, respectively)...............        (393,218)                (237,697)
                                                       -------------            -------------
    Total stockholders' equity....................       1,371,116                1,459,803
                                                       -------------            -------------
    Total liabilities and stockholders' equity....     $13,300,046              $13,325,585
                                                       -------------            -------------
                                                       -------------            -------------

(See the accompanying notes to the unaudited consolidated financial statements)
                                       3

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                                       QUARTER ENDED          SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Mortgages......................................................    $177,564    $144,566    $346,436    $285,915
  Money market investments.......................................       7,598      21,356      11,941      44,746
  Securities.....................................................      53,931      79,872     117,049     165,583
  Trading assets.................................................          32          --          71          --
  Other interest-earning assets..................................       1,658          --       3,069          --
  Other loans....................................................         564         684       1,126       1,341
                                                                   ----------  ----------  ----------  ----------
    Total interest income........................................     241,347     246,478     479,692     497,585
                                                                   ----------  ----------  ----------  ----------

Interest expense:
  Deposits.......................................................     117,336     133,096     233,982     276,175
  Trading liabilities............................................          73          --          73          --
  Short-term and other borrowing.................................       2,181       1,153       3,444       1,604
  Long-term debt.................................................       1,423          --       1,423          --
                                                                   ----------  ----------  ----------  ----------
    Total interest expense.......................................     121,013     134,249     238,922     277,779
                                                                   ----------  ----------  ----------  ----------
Net interest income..............................................     120,334     112,229     240,770     219,806
Provision for possible loan losses...............................      (4,444)     (3,701)     (9,461)     (7,347)
Net interest income after provision for possible loan losses.....     115,890     108,528     231,309     212,459
Non-interest income:
  Income from fees and commissions:
  Mortgage loan operations fee income............................       3,444       2,979       6,982       7,542
  Mortgage servicing fees........................................       1,787       2,122       3,612       4,382
  Banking services fees and commissions..........................       5,745       3,998      10,610       8,059
  Other income...................................................         423       2,637         915       2,966
  Net gain on securities.........................................         211          81         472         354
  Net (loss) gain on sales of loans..............................        (160)      2,761        (197)      2,780
  Net gain on sale of assets.....................................          --          --       2,416          --
  Gain on sale of branches.......................................          --       8,876       5,850       8,876
                                                                   ----------  ----------  ----------  ----------
    Total non-interest income....................................      11,450      23,454      30,660      34,959
                                                                   ----------  ----------  ----------  ----------
Non-interest expense:
  Salaries and benefits..........................................      22,621      20,516      45,314      43,077
  Employee Stock Ownership and stock plans expense...............       4,711       4,699       9,521       8,942
  Net expense of premises and equipment..........................      12,297      11,890      24,397      23,588
  Advertising....................................................       2,238       2,208       4,478       4,199
  Federal deposit insurance premiums.............................         726       1,725       1,500       3,435
  Charitable and educational foundation..........................       2,373       1,419       4,358       2,412
  Other administrative expenses..................................      10,416      12,997      22,867      26,070
  Other real estate owned operating (income) expense, net........        (955)        165      (1,417)         50
  Goodwill amortization..........................................      11,620      11,630      23,263      23,258
  Restructuring charge...........................................       2,500          --       2,500          --
                                                                   ----------  ----------  ----------  ----------
    Total non-interest expense...................................      68,547      67,249     136,781     135,031
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................      58,793      64,733     125,188     112,387
Income taxes.....................................................      23,664      27,578      50,388      47,880
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................    $ 35,129    $ 37,155    $ 74,800    $ 64,507
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per share...............................................    $   0.86    $   0.83    $   1.80    $   1.43
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income (excluding non-recurring items)*......................    $ 36,622    $ 32,060    $ 71,354    $ 59,412
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per share (excluding non-recurring items)*..............    $   0.89    $   0.72    $   1.72    $   1.32
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

* Non-recurring items include branch sales, asset sales and restructuring charge.
(See the accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                (In thousands)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Common stock
Balance at beginning of period........................................................  $        551  $        550
Issuance of common stock to stock plans...............................................            --             1
                                                                                        ------------  ------------
Balance at end of period..............................................................           551           551
                                                                                        ------------  ------------
Additional paid-in capital
Balance at beginning of period........................................................       810,170       801,382
Issuance of common stock to stock plans...............................................           832         3,693
Amortization of ESOP shares committed to be released..................................         5,680         2,387
Amortization of stock plans shares during the period..................................           257           257
Tax benefit for vested stock plans shares.............................................         4,582            --
                                                                                        ------------  ------------
Balance at end of period..............................................................       821,521       807,719
                                                                                        ------------  ------------
Unallocated ESOP shares
Balance at beginning of period........................................................      (119,573)     (123,987)
Amortization of ESOP shares committed to be released..................................         2,317         3,617
                                                                                        ------------  ------------
Balance at end of period..............................................................      (117,256)     (120,370)
                                                                                        ------------  ------------
Unearned stock plans shares
Balance at beginning of period........................................................        (8,317)       (9,838)
Issuance of common stock to stock plans...............................................          (832)       (3,694)
Amortization of stock plans shares during the period..................................         1,267         2,681
                                                                                        ------------  ------------
Balance at end of period..............................................................        (7,882)      (10,851)
                                                                                        ------------  ------------
Retained earnings
Balance at beginning of period........................................................     1,037,993       942,137
Net income for the period.............................................................        74,800        64,507
Dividends declared....................................................................       (19,814)      (17,619)
Exercise of stock options from treasury stock.........................................        (3,027)       (1,400)
                                                                                        ------------  ------------
Balance at end of period..............................................................     1,089,952       987,625
                                                                                        ------------  ------------
Net unrealized (loss) gain on securities available for sale, net
Balance at beginning of period........................................................       (23,324)       14,862
Net unrealized gain (loss) on securities available for sale...........................           772       (67,297)
                                                                                        ------------  ------------
Balance at end of period..............................................................       (22,552)      (52,435)
                                                                                        ------------  ------------
Treasury stock, at cost
Balance at beginning of period........................................................      (237,697)      (73,789)
Exercise of stock options from treasury stock.........................................         7,820         3,264
Purchase of treasury stock............................................................      (163,341)      (75,460)
                                                                                        ------------  ------------
Balance at end of period..............................................................      (393,218)     (145,985)
                                                                                        ------------  ------------
Total stockholders' equity............................................................  $  1,371,116  $  1,466,254
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  (See accompanying notes to the unaudited consolidated financial statements)

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          -----------------------
                                                                                             1997        1996
                                                                                          ----------  -----------
                                                                                              (IN THOUSANDS)
Cash flows from operating activities:
Net income..............................................................................  $   74,800  $    64,507
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for possible loan losses....................................................       9,461        7,347
  Depreciation and amortization of premises and equipment...............................       8,323        8,570
  Goodwill amortization.................................................................      23,263       23,258
  Accretion of discount on securities, net of premium amortization......................      (5,167)     (42,653)
  ESOP and stock plans expense..........................................................       9,521        8,942
  Gain on securities transactions.......................................................        (472)        (354)
  Net change in loans held for sale.....................................................         229      153,342
  Net gain on sales of other real estate owned..........................................      (4,360)      (3,243)
  Net gain on sale of branches..........................................................      (5,850)      (8,876)
  Deferred income taxes.................................................................         490        8,889
  Increase in trading related assets....................................................         (29)          --
  Decrease in other assets..............................................................      11,198       21,582
  (Decrease) increase in other liabilities..............................................      (9,672)      12,667
  Other, net............................................................................     (13,552)       2,119
                                                                                          ----------  -----------
    Net cash provided by operating activities...........................................      98,183      256,097
                                                                                          ----------  -----------
Cash flows from investing activities:
  Loan originations, net of principal repayments........................................    (853,148)    (371,383)
  Proceeds from sales of other real estate owned........................................       9,688        7,595
  Purchases of securities available for sale............................................    (564,649)  (4,365,166)
  Purchase of securities held to maturity...............................................        (100)          --
  Proceeds from maturities of securities available for sale.............................     720,000    3,188,263
  Proceeds from sales of securities available for sale..................................     807,758    1,185,042
  Principal repayments on securities....................................................     133,091      129,397
  Investment in corporate officer life insurance policy.................................    (101,794)          --
  Purchases of premises and equipment...................................................      (5,532)     (14,658)
                                                                                          ----------  -----------
    Net cash provided by (used in)investing activities..................................     145,314     (240,910)
                                                                                          ----------  -----------
Cash flows from financing activities:
  Net withdrawals from depositors' accounts.............................................    (144,713)    (435,490)
  Cash paid on transfer of deposit liabilities..........................................    (124,781)    (143,443)
  Payments for cash dividends...........................................................     (19,814)     (17,619)
  Exercise of stock options.............................................................       4,793        1,864
  Purchase of treasury stock............................................................    (163,341)     (75,460)
  Securities sold under agreements to repurchase........................................     236,256      284,850
  Guaranteed preferred beneficial interest in Company's junior subordinated debentures..     199,717           --
  Other, net............................................................................      11,311        8,548
                                                                                          ----------  -----------
    Net cash used in financing activities...............................................        (572)    (376,750)
                                                                                          ----------  -----------
  Net increase (decrease) in cash and cash equivalents..................................     242,925     (361,563)
                                                                                          ----------  -----------
  Cash and cash equivalents at beginning of period......................................     575,974    1,704,379
                                                                                          ----------  -----------
  Cash and cash equivalents at end of period............................................  $  818,899  $ 1,342,816
                                                                                          ----------  -----------
                                                                                          ----------  -----------
Non-cash investing and financing activities:
  Additions to other real estate owned, net.............................................  $   13,265  $     1,338
                                                                                          ----------  -----------
                                                                                          ----------  -----------
  Loans to facilitate sales of other real estate........................................  $   11,907  $     8,552
                                                                                          ----------  -----------
                                                                                          ----------  -----------
  Unsettled trades......................................................................  $  142,507  $        --
                                                                                          ----------  -----------
                                                                                          ----------  -----------
Supplemental disclosure of cash flow information:
  Cash paid for income taxes............................................................  $   53,575  $    16,255
                                                                                          ----------  -----------
                                                                                          ----------  -----------
  Interest paid.........................................................................  $  236,088  $   283,694
                                                                                          ----------  -----------
                                                                                          ----------  -----------

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

2. STOCK INCENTIVE PLAN

During the six months ended June 30, 1997, GreenPoint granted 15,000 shares of the Company's common stock to an executive officer pursuant to plans approved by the Company's shareholders in 1994. These shares vest ratably over four years on the anniversary dates of the award. The market price at the grant date was $55.50.

For the six months ended June 30, 1997, the Company granted options to purchase 619,500 shares of the Company's common stock to certain officers, at an average exercise price of $55.16. These awards vest ratably over three years on the anniversary dates of the awards.

3. NON-EMPLOYEE DIRECTORS STOCK OPTION GRANTS

During the six months ended June 30, 1997, the Company granted options to purchase 26,000 shares of the Company's common stock to non-employee directors, at an average exercise price of $57.75. These awards vest after one year on the anniversary date of the awards.

4. COMMON STOCK REPURCHASE PROGRAM

Under the 1997 5% stock repurchase program, the Company repurchased shares of GreenPoint common stock at a cost of $146.2 million. The repurchase was completed on June 23, 1997. During the quarter, GreenPoint sold $200 million of Guaranteed Preferred Beneficial Interest in Company's Junior Subordinated Debentures ("Capital Securities"), the proceeds of which may be used to repurchase up to $200 million of common stock, over an unspecified period of time, subject to management's evaluation of market conditions and capital needs.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

Securities held at June 30, 1997 are summarized as follows:

                                                                                 GROSS         GROSS
                                                                AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                                                   COST          GAINS         LOSSES       VALUE
                                                               ------------  -------------  ------------  ----------
                                                                                  (IN THOUSANDS)
Securities Available for Sale
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills....................................  $  1,100,784    $     --     $   (15,690)  $1,085,094
Agency discount notes........................................        59,741           9              --       59,750
Commercial paper.............................................       105,131          --             (18)     105,113
Mortgage-backed securities...................................     1,417,048          --         (22,458)   1,394,590
Collateralized mortgage obligations..........................        69,006          --             (93)      68,913
Trust certificates collateralized by GNMA securities.........       383,145          --          (2,048)     381,097
Other........................................................        30,016          12              --       30,028
                                                               ------------       -----    ------------   ----------
    Total securities available for sale......................  $  3,164,871    $     21     $   (40,307)  $3,124,585
                                                               ------------       -----    ------------   ---------
                                                               ------------       -----    ------------   ---------
Securities Held to Maturity
Tax exempt municipals........................................  $        626    $     37    $         --   $     663
Other........................................................         3,266          --              --       3,266
                                                               ------------       -----    ------------   ---------
    Total securities held to maturity........................  $      3,892    $     37    $         --   $   3,929
                                                               ------------       -----    ------------   ---------
                                                               ------------       -----    ------------   ---------


Securities held at December 31, 1996 are summarized as follows:

                                                                                 GROSS         GROSS
                                                                AMORTIZED     UNREALIZED     UNREALIZED
                                                                   COST          GAINS         LOSSES     FAIR VALUE
                                                               ------------   ----------   ------------   ----------
                                                                                  (IN THOUSANDS)
Securities Available for Sale
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills....................................  $  1,944,272    $    316     $   (16,178)  $1,928,410
Agency discount notes/Asset backed securities................        66,358           3             (40)      66,321
Mortgage-backed securities...................................     1,880,991          --         (23,091)   1,857,900
Collateralized mortgage obligations..........................        32,432          --              (3)      32,429
Trust certificates collateralized by GNMA securities.........       409,859          --          (3,332)     406,527
Other........................................................        63,852         255            (262)      63,845
                                                               ------------        -----    ------------  ----------
    Total securities available for sale......................  $  4,397,764    $    574     $   (42,906)  $4,355,432
                                                               ------------        -----    ------------  ----------
                                                               ------------        -----    ------------  ----------
Securities Held to Maturity
Tax exempt municipals........................................  $        640    $      38    $         --  $      678
Other........................................................         3,338           --              --       3,338
                                                               ------------        -----    ------------  ----------
    Total securities held to maturity........................  $      3,978    $      38    $         --  $    4,016
                                                               ------------        -----    ------------  ----------
                                                               ------------        -----    ------------  ----------

    Estimated fair values for securities are based on published market or securities dealers' estimated prices.

    During the quarter ended June 30, 1997, the Company sold available-for-sale securities aggregating $628.7 million, resulting in gross realized gains of $0.8 million and gross realized losses of $0.6 million.

    The average maturities of the securities available for sale and held to maturity at June 30, 1997 are approximately 9.0 years and 12.5 years, respectively. Mortgage-backed securities, almost all of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments which shorten the average life to an estimated 5.2 years. The estimated average life for all securities available for sale is approximately 4.3 years.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. PURCHASE ACQUISITION OF MORTGAGE SERVICING OPERATIONS

On April 30, 1997, the Company purchased the Columbus, GA mortgage servicing operations of Citizens Financial Group, for a net purchase price of approximately $4 million. The purchase of the Georgia facility gives the Company a more efficient platform for servicing its national mortgage portfolio.

7. EARNINGS PER SHARE IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, ("SFAS 128") "Earnings per Share". SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion
No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company does not believe that implementation of SFAS 128 will have a material effect on the financial statements of the Company.

8. RESTRUCTURING CHARGE

In the second quarter of 1997, the Company recorded a pre-tax restructuring charge of $2.5 million pertaining to the transfer of mortgage servicing from New York to Georgia. The charge includes costs such as employee severance benefits, and write-downs of software and fixed assets.

9. GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

On June 3, 1997 the Company's newly formed subsidiary, GreenPoint Capital Trust I, issued $200 million of 9.10% Capital Securities with a maturity date of June 1, 2027, with an effective annual yield of 9.16%. The proceeds from the offering will be used for general corporate purposes including the repurchase of stock and financing growth. The Capital Securities were sold in a private placement to qualified institutional buyers. During the second quarter, the Company incurred $1.4 million of interest expense associated with GreenPoint Capital Trust I.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SUBSEQUENT EVENT--MEDIUM-TERM BANK NOTE PROGRAM

On July 3, 1997, the Company published an Offering Circular under Regulation D authorizing it to issue, from time to time, up to $3 billion of Senior and Subordinated Bank Notes ("Notes") with maturities ranging from 7 days to 30 years (the "Medium-Term Note Program" or "Program"). Notes issued under the Program can be offered only to accredited investors within the meaning of Rule 501(a) of Regulation D. Additionally, on July 10, 1997, the Company issued the first tranche under the Program of 6.70% Senior Bank Notes in a principal amount of $200 million maturing on July 15, 2002. The proceeds of the Notes will be used by the Company for general corporate and banking purposes in the ordinary course of its business.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


                                                                                  QUARTER ENDED
                                                    ----------------------------------------------------------------
                                                     JUN. 30,     MAR. 31,     DEC. 31,     SEPT. 30,     JUN. 30,
                                                       1997         1997         1996         1996          1996
                                                    -----------  -----------  -----------  -----------   -----------
Performance Ratios (Annualized):
Core cash earnings return on average assets(8)....     1.61%(1)     1.55%(2)     1.43%(1)      1.42%        1.36%(2)
Core cash earnings return on average equity(8)....    15.13 (1)    14.02 (2)    13.25 (1)     13.55        13.04 (2)
Return on average assets..........................     1.07         1.05 (2)     1.02          1.00         0.90 (2)
Return on average equity..........................    10.04         9.51 (2)     9.46          9.51         8.64 (2)
Net interest margin...............................     3.99         3.97         3.82          3.61         3.45
Net interest spread during period.................     3.67         3.64         3.52          3.34         3.20
Operating expense to average assets (4)...........     1.69         1.73         1.61          1.58         1.56
Efficiency ratio (5)..............................    42.0         43.4  (2)    42.7          43.6         43.7  (2)
Average interest-earning assets to average
  interest- bearing liabilities...................     1.08 x       1.08 x       1.07 x        1.07 x       1.06 x
Regulatory Capital Ratios:
Company:
 Leverage capital (6).............................     7.95%        6.90%        6.78%         6.38%        6.43%
 Risk-based capital (6):
  Tier 1..........................................    16.37        15.33        15.47         15.72        16.62
  Total...........................................    17.62        16.58        16.72         16.90        17.87
Bank:
 Leverage capital (6).............................     6.66         6.20         6.64          6.26         6.31
 Risk-based capital (6):
    Tier 1........................................    13.92        13.76        15.15         15.42        16.35
    Total.........................................    15.17        15.01        16.40         16.67        17.60

Per Share Data:
 Core cash earnings(8)*...........................  $  1.29 (1)  $  1.21 (2)  $  1.13 (1)  $   1.13     $   1.09 (2)
 Common book value**..............................  $ 34.27      $ 34.57      $ 34.77      $  33.89     $  33.65
 Tangible common book value**.....................  $ 19.27      $ 19.81      $ 19.92      $  18.72     $  18.80

*  Average shares used in calculation.............   40,930,000   42,235,000   42,069,000   43,138,000   44,664,000
** Period-end shares used in calculation..........   40,007,000   41,452,000   41,984,000   41,849,000   43,573,000
   Total shares issued and outstanding............   45,044,000   46,888,000   47,481,000   47,656,000   49,924,000

Asset Quality Ratios:
 Non-performing loans to total loans..............     4.35%        4.45%        4.78%         5.21%        5.77%
 Non-performing assets to total assets............     2.89         2.84         2.89          2.91         2.86

Allowance for possible loan losses to:
 Non-performing loans.............................    29.69        30.32        29.48         29.05        28.07
 Total loans......................................     1.29         1.35         1.41          1.51         1.63

Earnings to combined fixed charges and
  preferred stock dividends (7):
   Excluding interest on deposits.................    23.09 x      55.92 x      44.04 x       48.12 x      59.91 x
   Including interest on deposits.................     1.49 x       1.56 x       1.46 x        1.43 x       1.48 x





















                                                      SIX MONTHS ENDED
                                                    ----------------------
                                                     JUN. 30,    JUN. 30,
                                                       1997        1996
                                                    ----------   ---------
Performance Ratios (Annualized):
Core cash earnings return on average assets(8)....    1.58%(3)     1.27%(2)
Core cash earnings return on average equity(8)....   14.56 (3)    12.06 (2)
Return on average assets..........................    1.06 (2)     0.82 (2)
Return on average equity..........................    9.77 (2)     7.82 (2)
Net interest margin...............................    3.98         3.33
Net interest spread during period.................    3.65         3.07
Operating expense to average assets (4)...........    1.71         1.55
Efficiency ratio (5)..............................   42.7  (2)    45.4  (2)
Average interest-earning assets to average
  interest- bearing liabilities...................    1.08 x       1.06 x
Regulatory Capital Ratios:
Company:
 Leverage capital (6).............................
 Risk-based capital (6):
  Tier 1..........................................
  Total...........................................
Bank:
 Leverage capital (6).............................
 Risk-based capital (6):
    Tier 1........................................
    Total.........................................
Per Share Data:
 Core cash earnings(8)*...........................
 Common book value**..............................
 Tangible common book value**.....................
*  Average shares used in calculation.............
** Period-end shares used in calculation..........
   Total shares issued and outstanding............
Asset Quality Ratios:
 Non-performing loans to total loans..............
 Non-performing assets to total assets............
Allowance for possible loan losses to:
 Non-performing loans.............................
 Total loans......................................
Earnings to combined fixed charges and
  preferred stock dividends (7):
   Excluding interest on deposits.................   33.34 x      56.92 x
   Including interest on deposits.................    1.53 x       1.40 x

------------------------
(1) Excludes restructuring charge (recovery).
(2) Excludes branch and asset sales.
(3) Excludes branch sales, asset sales and restructuring charge (recovery).
(4) Excludes goodwill expense, OREO (income) expense and restructuring charge (recovery).
(5) The efficiency ratio is calculated by dividing the Company's operating expense excluding goodwill expense, OREO (income) expense and restructuring charge (recovery) by the sum of net interest income and non-interest income.
(6) These ratios are calculated using regulatory guidelines which exclude the impact on stockholders' equity resulting from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").
(7) For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividend requirements, earnings represent net income plus applicable income taxes, fixed charges and preferred stock dividend requirements of a consolidated subsidiary. Fixed charges, excluding interest expense on deposits, represent interest expense on long-term debt and one-third (the portion deemed to be representative of the interest factor) of rents. Fixed charges, including interest expense on deposits, represent interest expense on long-term debt, and one-third (the portion deemed to be representative of the interest factor) of rents and interest expense on deposits.
(8) Core cash earnings is net income, net of non-recurring items, adding back goodwill amortization and Employee Stock Ownership and stock plans expense.

                 GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Management's Discussion and Analysis of
         Financial Condition and Results of Operations-- (Continued)


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

GreenPoint regularly explores opportunities for acquisitions of and holds discussions with financial institutions and related businesses, and also regularly explores opportunities for acquisitions of liabilities and assets of financial institutions and other financial services providers. The Company routinely analyzes its lines of business and from time to time may increase, decrease or terminate one or more of its activities.

2. OPERATING RESULTS

The second quarter's results include the following:

- The Company's loan originations totaled $713 million, up 32% over the second quarter of 1996, and up 11% over the first quarter of 1997. The percentage of new loans originated outside of New York increased to 65%, and ARMs as a percentage of total originations increased to 39%.

- Asset quality remains stable as the ratio of non-performing loans to total loans declined 142 basis points to 4.35%, a 25% decrease from June 30, 1996 and 10 basis points lower than the first quarter.

- Net interest margin rose to 3.99%, 54 basis points over the second quarter of 1996, and 2 basis points over the first quarter of 1997.

Net income for the quarter ended June 30, 1997 was $35.1 million, or $0.86 per share, a 4% per share increase over the $0.83 per share ($37.2 million) for the comparable 1996 period. The 1997 quarter's results include a pre-tax restructuring charge of $2.5 million pertaining to the transfer of mortgage servicing from New York to Georgia. The 1996 quarter's results include a $8.9 million pre-tax non-recurring gain on branch sales. Accordingly, core earnings, which exclude non-recurring items were $0.89 per share, up 24% over the second quarter of 1996, and up 9% over the first quarter of 1997.

                 GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations--(Continued)

NET INTEREST INCOME

Net interest income increased by $8.1 million, or 7%, in the second quarter of 1997, versus the comparable period in 1996. The increase was due to an improvement in the net interest margin offset partially by a $1.1 billion decline in total average assets and liabilities. Compared to the first quarter of 1997, net interest income was flat. Net interest margin rose to 3.99%, 54 basis points over the second quarter of 1996, and 2 basis points over the first quarter of 1997. Net interest income and net interest margin in the second quarter of 1997 were reduced by the effect of the Company's stock repurchase activity and the issuance of $200 million of Capital Securities at an effective annual yield of 9.16%.

Interest income decreased by $5.1 million, or 2.1%, to $241.3 million in the second quarter of 1997, and by $17.9 million, or 3.6%, to $479.7 million in the first six months of 1997, from $246.5 million and $497.6 million, respectively for the 1996 periods. The primary reason for the decrease was a decline in the average balances of securities and money market investments, which was partially offset by the rise in average mortgage loans.

Interest income on money market investments decreased by $13.8 million, or 64.4%, to $7.6 million in the second quarter of 1997, and by $32.8 million, or 73.3%, to $11.9 million in the first six months of 1997, from $21.4 million and $44.7 million respectively for the comparable 1996 periods. The decrease was due to declines in the average money market investment balance of $1.1 billion and $1.2 billion, for the three months and six months ended June 30, 1997 respectively, from $1.6 billion and $1.7 billion for the comparable 1996 periods.

Interest income on securities declined by $25.9 million, or 32.5%, to $53.9 million in the second quarter of 1997, and by $48.5 million, or 29.3%, to $117.0 million in the first six months of 1997 from $79.9 million and $165.6 million respectively for the comparable 1996 periods. The decrease was due to declines in the average securities balance of $1.7 billion and $1.6 billion, for the three months and six months ended June 30, 1997 respectively, from $5.3 billion and $5.5 billion for the comparable 1996 periods.

Interest income on mortgages increased by $33.0 million, or 22.8%, to $177.6 million, in the second quarter of 1997, and by $60.5 million, or 21.1%, to $346.4 million in the first six months of 1997 from $144.6 million and $285.9 million respectively for the comparable 1996 periods. The increase reflects the growth in the Company's loan portfolio to average balances of $8.0 billion and $7.8 billion, for the three months and six months ended June 30, 1997 respectively, from $6.2 billion in each of the comparable 1996 periods.

Interest expense decreased by $13.2 million, or 9.9%, to $121.0 million in the second quarter of 1997, and by $38.9 million, or 14.0%, to $238.9 million in the first six months of 1997, from $134.2 million and $277.8 million respectively for the comparable 1996 periods. The decrease reflects a $1.1 billion and $1.3 billion decline in average interest-bearing liabilities and a 7 basis point and 16 basis point decrease in the average cost of funds, respectively, from the comparable 1996 periods.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations--(Continued)

Interest expense on time deposits decreased by $11.9 million, or 12.4%, to $84.1 million in the second quarter of 1997, and by $33.8 million, or 16.8%, to $167.2 million for the first six months of 1997, from $96.0 million and $201.1 million for the comparable 1996 periods. The primary reason for the decline was the decrease in average time deposits of $0.8 billion in the second quarter of 1997, and of $1.0 billion in the first six months of 1997, resulting from a net deposit outflow between the periods. The average cost of time deposits decreased by 9 basis points and 22 basis points from the comparable 1996 periods.

Interest expense on savings accounts, which include money market and variable rate savings, decreased by $3.8 million, or 10.7%, to $31.5 million in the second quarter of 1997, and by $8.1 million, or 11.4%, to $63.4 million in the first six months of 1997, from $35.3 million and $71.5 million for the comparable 1996 periods. The decline in interest expense reflects a decrease in the average balance of $417.6 million and $406.5 million in the second quarter of 1997 and first six months of 1997 respectively, versus the comparable periods in 1996.

                 GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations--(Continued)

Average Balance Sheets and Interest Yield/Cost
The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended June 30, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees which are considered adjustments to yields. Interest and yields are presented on a taxable equivalent yield basis.

                                                                               QUARTER ENDED
                                                      ---------------------------------------------------------------
                                                              JUNE 30, 1997                    JUNE 30, 1996
                                                      ------------------------------   ------------------------------
                                                                             AVERAGE                          AVERAGE
                                                        AVERAGE              YIELD/      AVERAGE              YIELD/
                                                        BALANCE    INTEREST   COST       BALANCE    INTEREST   COST
                                                      -----------  --------  -------   -----------  --------  -------
                                                                          (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
  Mortgage loans (1)................................  $ 7,973,607  $177,564    8.91%   $ 6,240,179  $144,566   9.27%
  Other loans (1)...................................       26,027       564    8.67         32,192       684   8.50
  Money market investments (2)......................      546,735     7,604    5.58      1,604,158    21,356   5.35
  Securities (3)....................................    3,559,060    54,834    6.17      5,269,745    81,399   6.21
  Trading assets....................................        1,950        32    6.58        --          --      --
  Other interest-earning assets.....................      111,217     2,582    9.31        --          --      --
                                                      -----------  --------            -----------  --------
      Total interest-earning assets.................   12,218,596   243,180    7.96     13,146,274   248,005   7.56
                                                                   --------                         --------
Non-interest earning assets (4).....................      902,462                        1,049,272
                                                      -----------                      -----------
      Total assets..................................  $13,121,058                      $14,195,546
                                                      -----------                      -----------
                                                      -----------                      -----------
Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
  Savings...........................................  $ 1,863,335    12,297    2.65%   $ 2,001,434    13,866   2.79%
  NOW...............................................      334,034     1,421    1.71        334,452     1,522   1.83
  Money market and variable rate savings............    2,297,411    19,263    3.36      2,576,936    21,464   3.35
  Term certificates of deposit......................    6,470,908    84,097    5.21      7,288,174    96,003   5.30
  Mortgagors' escrow................................       93,638       258    1.11         81,111       241   1.20
  Trading liabilities...............................        4,911        73    5.96        --          --      --
  Repurchase agreements.............................      194,194     2,181    4.50         89,244     1,153   5.20
  Guaranteed preferred beneficial interest in
    Company's junior subordinated debentures........       62,134     1,423    9.16        --          --      --
                                                      -----------  --------            -----------  --------
      Total interest-bearing liabilities............   11,320,565   121,013    4.29     12,371,351   134,249   4.36
                                                                   --------                         --------
Other liabilities (5)...............................      396,710                          339,959
                                                      -----------                      -----------
      Total liabilities.............................   11,717,275                       12,711,310
Preferred shares of subsidiary......................        3,626                          --
Stockholders' equity................................    1,400,157                        1,484,236
                                                      -----------                      -----------
      Total liabilities & stockholders' equity......  $13,121,058                      $14,195,546
                                                      -----------                      -----------
                                                      -----------                      -----------
Net interest income/interest rate spread (6)........               $122,167    3.67%                $113,756   3.20%
                                                                   --------  -------                --------  -------
                                                                   --------  -------                --------  -------
Net interest-earning assets/net interest margin
  (7)...............................................  $   898,031              3.99%   $   774,923             3.45%
                                                      -----------            -------   -----------            -------
                                                      -----------            -------   -----------            -------
Ratio of interest-earning assets to interest-bearing
  liabilities.......................................                           1.08x                           1.06x
                                                                             -------                          -------
                                                                             -------                          -------

------------------------
(1) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.
(2) Includes overnight federal funds sold and securities purchased under resale agreements.
(3) Securities available for sale are reported at average amortized cost.
(4) Includes goodwill, banking premises and equipment-net, net deferred tax assets, accrued interest receivable, and other miscellaneous non-interest-earning assets.
(5) Includes accrued interest payable, accounts payable, official checks drawn against the Bank, accrued expenses, and other miscellaneous non-interest-bearing obligations of the Company.
(6) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income on a tax equivalent basis before the provision for possible loan losses divided by average interest-earning assets.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations--(Continued)

Average Balance Sheets and Interest Yield/Cost
The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the six months ended June 30, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees which are considered adjustments to yields. Interest and yields are presented on a taxable equivalent yield basis.

                                                                             SIX MONTHS ENDED
                                                      ---------------------------------------------------------------
                                                              JUNE 30, 1997                    JUNE 30, 1996
                                                      ------------------------------   ------------------------------
                                                                             AVERAGE                          AVERAGE
                                                        AVERAGE              YIELD/      AVERAGE              YIELD/
                                                        BALANCE    INTEREST   COST       BALANCE    INTEREST   COST
                                                      -----------  --------  -------   -----------  --------  -------
                                                                          (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
  Mortgage loans (1)................................  $ 7,770,651  $346,436    8.92%   $ 6,199,401  $285,915   9.22%
  Other loans (1)...................................       26,916     1,126    8.37         33,942     1,341   7.90
  Money market investments (2)......................      438,103    11,954    5.50      1,664,304    44,746   5.41
  Securities (3)....................................    3,894,855   119,273    6.15      5,482,540   168,041   6.16
  Trading assets....................................        2,207        71    6.49        --          --      --
  Other interest-earning assets.....................      107,376     4,886    9.18        --          --      --
                                                      -----------  --------            -----------  --------
      Total interest-earning assets.................   12,240,108   483,746    7.91     13,380,187   500,043   7.49
                                                                   --------                         --------
Non-interest earning assets (4).....................      913,046                        1,051,508
                                                      -----------                      -----------
      Total assets..................................  $13,153,154                      $14,431,695
                                                      -----------                      -----------
                                                      -----------                      -----------
Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
  Savings...........................................  $ 1,869,911    24,535    2.65%   $ 2,008,635    27,852   2.79%
  NOW...............................................      334,690     2,830    1.71        336,177     3,070   1.84
  Money market and variable rate savings............    2,333,399    38,886    3.36      2,601,140    43,691   3.38
  Term certificates of deposit......................    6,489,221   167,222    5.20      7,462,874   201,058   5.42
  Mortgagors' escrow................................       89,724       509    1.14         78,984       504   1.28
  Trading liabilities...............................        2,469        73    5.96        --          --      --
  Repurchase agreements.............................      169,396     3,444    4.10         87,270     1,604   3.70
  Guaranteed preferred beneficial interest in
    Company's junior subordinated debentures........       31,067     1,423    9.16        --          --      --
                                                      -----------  --------            -----------  --------
      Total interest-bearing liabilities............   11,319,877   238,922    4.26     12,575,080   277,779   4.42
                                                                   --------                         --------
Other liabilities (5)...............................      399,474                          337,395
                                                      -----------                      -----------
      Total liabilities.............................   11,719,351                       12,912,475
Preferred shares of subsidiary......................        3,625                          --
Stockholders' equity................................    1,430,178                        1,519,220
                                                      -----------                      -----------
      Total liabilities & stockholders' equity......  $13,153,154                      $14,431,695
                                                      -----------                      -----------
                                                      -----------                      -----------
Net interest income/interest rate spread (6)........               $244,824    3.65%                $222,264   3.07%
                                                                   --------  -------                --------  -------
                                                                   --------  -------                --------  -------
Net interest-earning assets/net interest margin
  (7)...............................................  $   920,231              3.98%   $   805,107             3.33%
                                                      -----------            -------   -----------            -------
                                                      -----------            -------   -----------            -------
Ratio of interest-earning assets to interest-bearing
  liabilities.......................................                           1.08x                           1.06x
                                                                             -------                          -------
                                                                             -------                          -------

------------------------
(1) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.
(2) Includes overnight federal funds sold and securities purchased under resale agreements.
(3) Securities available for sale are reported at average amortized cost.
(4) Includes goodwill, banking premises and equipment-net, net deferred tax assets, accrued interest receivable, and other miscellaneous non-interest-earning assets.
(5) Includes accrued interest payable, accounts payable, official checks drawn against the Bank, accrued expenses, and other miscellaneous non-interest-bearing obligations of the Company.
(6) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income on a tax equivalent basis before the provision for possible loan losses divided by average interest-earning assets.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations-- (Continued)

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

                                                            QUARTER ENDED JUNE 30, 1997        SIX MONTHS ENDED JUNE 30, 1997
                                                                    COMPARED TO                        COMPARED TO
                                                            QUARTER ENDED JUNE 30, 1996       SIX MONTHS ENDED JUNE 30, 1996
                                                                INCREASE/(DECREASE)                INCREASE/(DECREASE)
                                                           -----------------------------    ------------------------------
                                                                 DUE TO                         DUE TO
                                                           -----------------                ----------------
                                                            AVERAGE    AVERAGE      NET      AVERAGE    AVERAGE      NET
                                                            VOLUME      RATE      CHANGE     VOLUME      RATE      CHANGE
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
Interest-earning assets:
  Mortgage loans (1).....................................  $  38,793  $  (5,795) $  32,998  $  70,331  $  (9,810) $  60,521
  Other loans (1)........................................       (134)        14       (120)      (290)        75       (215)
  Money market investments (2)...........................    (14,667)       915    (13,752)   (33,448)       656    (32,792)
  Securities.............................................    (25,843)      (722)   (26,565)   (47,558)    (1,210)   (48,768)
  Trading assets.........................................         32         --         32         71         --         71
  Other interest-earning assets..........................      2,582         --      2,582      4,886         --      4,886
                                                           ---------  ---------  ---------  ---------  ---------  ---------
    Total interest-earning assets........................        763     (5,588)    (4,825)    (6,008)   (10,289)   (16,297)
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Interest-bearing liabilities:
  Savings................................................       (931)      (638)    (1,569)    (1,866)    (1,451)    (3,317)
  NOW....................................................         (2)       (99)      (101)       (14)      (226)      (240)
  Money market and variable rate savings.................     (2,343)       142     (2,201)    (4,464)      (341)    (4,805)
  Term certificates of deposit...........................    (10,500)    (1,406)   (11,906)   (25,241)    (8,595)   (33,836)
  Mortgagors' escrow.....................................         36        (19)        17         65        (60)         5
  Trading liabilities....................................         73         --         73         73         --         73
  Repurchase agreements..................................      1,198       (170)     1,028      1,655        185      1,840
  Guaranteed preferred beneficial interest in
   Company's junior subordinated debentures..............      1,423         --      1,423      1,423         --      1,423
                                                           ---------  ---------  ---------  ---------  ---------  ---------
    Total interest-bearing liabilities...................    (11,046)    (2,190)   (13,236)   (28,369)   (10,488)   (38,857)
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Net change in net interest income........................  $  11,809  $  (3,398) $   8,411  $  22,361  $     199  $  22,560
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------

------------------
(1) In computing the volume and rate components of net interest income for loans, non-accrual loans and loans held for sale have been included.

(2) Includes overnight federal funds and securities purchased under resale agreements.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations-- (Continued)


PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses increased by $0.7 million, or 20.0%, to $4.4 million for the second quarter of 1997, and increased by $2.1 million, or 28.8%, to $9.5 million, from $3.7 million and $7.3 million for the comparable 1996 periods. The provision exceeded net charge-offs by $1.0 million for the second quarter of 1997 and by $2.0 million for the first six months of 1997, to reflect the effect of loan portfolio growth.

NON-INTEREST INCOME

     Non-interest income decreased by $12.0 million, or 51.2%, to $11.5 million in the second quarter of 1997, and by $4.3 million, or 12.3%, to $30.7 million in the first six months of 1997, from $23.5 million and $35.0 million, respectively for the comparable 1996 periods. The second quarter decrease results primarily from an $8.9 million non-recurring gain on branch sales in the second quarter of 1996. For the first six months, the decrease relates to a $5.9 million non-recurring gain on branch sales in the first six months of 1997 versus $8.9 million in the first six months of 1996.

NON-INTEREST EXPENSE

     Non-interest expense increased by $1.3 million, or 1.9%, to $68.5 million in the second quarter of 1997, and by $1.8 million, or 1.3%, to $136.8 million in the first six months as compared to $67.2 million and $135.0 million for the comparable 1996 periods. The second quarter 1997 results include a pre-tax restructuring charge of $2.5 million relating to the transfer of mortgage servicing from New York to Georgia. Excluding the non-recurring restructuring charge, non-interest expense decreased by $1.2 million, or 1.8%, for the second quarter of 1997 and decreased by $0.8 million, or 0.6%, in the first six months of 1997 as compared to the comparable 1996 periods.

    FDIC premiums decreased by $1.0 million in the second quarter of 1997 and $1.9 million in the first six months of 1997 due to the reduction in assessment rates and the recapitalization of the Savings Association Insurance Fund in 1996. Other administrative expense decreased by $2.6 million in the second quarter of 1997 and $3.2 million in the first six months of 1997. Other real estate (ORE) expense decreased by $1.1 million in the second quarter and $1.5 million in the first six months of 1997 compared with the comparable periods in 1996. The decreases were partially offset by an increase in salaries and benefits of $2.1 million in the second quarter of 1997 and $2.2 million in the first six months of 1997 and an increase in charitable foundation expense of $1.0 million in the second quarter of 1997 and $1.9 million in the first six months of 1997 compared with the comparable 1996 periods.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations-- (Continued)


INCOME TAX EXPENSE

Income tax expense decreased by $3.9 million, or 14.2%, to $23.7 million in the second quarter of 1997, and increased by $2.5 million, or 5.2%, to $50.4 million in the first six months of 1997 from $27.6 million and $47.9 million for the comparable periods of 1996. The decrease in the second quarter of 1997 compared with 1996 is primarily due to a $5.9 million, or 9.2%, decrease in income before income taxes. Additionally, income tax expense was further reduced by the decrease in the effective tax rate from 42.60% in the 1996 period to 40.25% in the 1997 period. The increase in the first six months of 1997 compared with 1996 is primarily due to the $12.8 million increase, or 11.4%, in income before income taxes partially offset by the decrease in the effective tax rate from 42.60% in 1996 to 40.25% in the 1997 period.

3. FINANCIAL CONDITION

Total assets remained flat at June 30, 1997 compared with December 31, 1996. Total loans held for investment, net, rose $845.4 million to $8.14 billion at June 30, 1997, from $7.29 billion at December 31, 1996. Securities available for sale decreased $1.23 billion, to $3.12 billion at June 30, 1997, from $4.36 billion at December 31, 1996, primarily as a result of the usage of proceeds from the maturities and sales of securities to fund loan originations.

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

                                                                       QUARTER ENDED                  SIX MONTHS ENDED
                                                           -------------------------------------     ------------------------
                                                            JUNE 30,     MARCH 31,      JUNE 30,       JUNE 30,      JUNE 30,
                                                              1997          1997          1996           1997          1996
                                                            --------     ---------      --------      ---------     ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income................................................  $  35,129    $  39,671       $  37,155    $   74,800     $  64,507
Non-recurring items, net of tax (1).......................      1,493       (4,939)         (5,095)       (3,446)       (5,095)
                                                            ---------    ---------       ---------    ----------     ---------
  Core net income.........................................     36,622       34,732          32,060        71,354        59,412

Add back:
  Goodwill expense........................................     11,620       11,643          11,630        23,263        23,258
  Employee stock plans expense............................      4,711        4,810           4,699         9,521         8,942
                                                            ---------    ---------       ---------    ----------     ---------
  Core cash earnings......................................  $  52,953    $  51,185       $  48,389    $  104,138     $  91,612
                                                            ---------    ---------       ---------    ----------     ---------
                                                            ---------    ---------       ---------    ----------     ---------
  Core cash earnings per share (2)........................  $    1.29    $    1.21       $    1.08    $     2.50     $    2.03
                                                            ---------    ---------       ---------    ----------     ---------
                                                            ---------    ---------       ---------    ----------     ---------

------------------
(1) Non-recurring items include branch sales, asset sales and restructuring charge.

(2) Based on the weighted average shares used to calculate earnings per share.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations-- (Continued)



    INTEREST RATE SENSITIVITY GAP ANALYSIS

     The table below depicts the Company's interest rate sensitivity as of June 30, 1997. Allocations of assets and liabilities, including non interest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

                                                                         REPRICING PERIODS
                                            ---------------------------------------------------------------------------------
                                                            MORE THAN      MORE THAN   MORE THAN
                                            THREE MONTHS   THREE MONTHS    SIX MONTHS   ONE YEAR      MORE THAN
                                              OR LESS     TO SIX MONTHS   TO ONE YEAR  THREE YEARS    THREE YEARS  TOTAL
                                            ------------  -------------   -----------  -----------    ----------- -------
                                                                              (IN MILLIONS)
Total loans, net..........................   $   1,133      $   761       $   1,256    $   1,453      $   3,541    $   8,144
Money market investments (1)..............         729           --              --           --             --          729
Securities held to maturity...............          --           --              --           --              4            4
Securities available for sale.............         633          354             104          824          1,210        3,125
Trading assets............................          --           --              --           --             --           --
Other interest-earning assets.............         111           --              --           --             --          111
                                                 ------       ------      ----------      ------    -----------    ---------
  Total interest-earning assets...........        2,606        1,115           1,360       2,277          4,755       12,113
                                                 ------       ------      ----------      ------     ----------    ---------
Cash and due from banks...................           90           --              --          --             --           90
Goodwill..................................           11           11              21          84            473          600
Other non-interest-earning assets.........          497           --              --          --             --          497
                                                 ------       ------      ----------      ------     ----------    ---------
  Total assets............................    $   3,204      $ 1,126       $   1,381   $   2,361      $   5,228    $  13,300
                                                 ------       ------      ----------      ------     ----------    ---------
                                                 ------       ------      ----------      ------     ----------    ---------

Term certificates.........................    $   1,384      $ 1,195       $   1,891   $   1,774      $     287    $   6,531
Core deposits.............................          255          255             511       1,800          1,825        4,646
Guaranteed preferred beneficial interest
  in Company's junior subordinated
  debentures..............................           --           --              --          --            200          200
                                                 ------       ------      ----------      ------     ----------    ---------
  Total interest-bearing liabilities......        1,639        1,450           2,402       3,574          2,312       11,377
                                                 ------       ------      ----------      ------     ----------    ---------
Other liabilities.........................          548           --              --          --             --          548
Preferred shares of subsidiary............           --           --              --          --              4            4
Stockholders' equity......................           --           --              --          --          1,371        1,371
                                                 ------       ------      ----------      ------     ----------    ---------
  Total liabilities and stockholders'
    equity................................    $   2,187      $   1,450     $   2,402   $   3,574      $   3,687    $  13,300
                                                 ------         ------    ----------      ------     ----------    ---------
                                                 ------         ------    ----------      ------     ----------    ---------
Off balance sheet financial instrument....    $     400             --            --   $    (300)     $    (100)          --
                                                 ------         ------    ----------      ------     ----------    ---------
                                                 ------         ------    ----------      ------     ----------    ---------
Interest rate sensitivity gap.............    $   1,417      $    (324)    $  (1,021)  $  (1,513)     $   1,441

Cumulative gap............................    $   1,417      $   1,093     $      72   $  (1,441)


Interest rate sensitivity gap as a
  percentage of total assets..............        10.65%         (2.44)%       (7.68)%    (11.37)%       10.84%

Cumulative gap as a percentage of total
  assets..................................        10.65%          8.21%         0.53%     (10.84)%


------------------
(1) Consists of overnight federal funds sold and securities purchased under agreements to resell.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations-- (Continued)


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

     In assessing various interest rate risk strategies, ALCO makes use of a variety of risk measures. One such measure is the consolidated gap analysis reported above as of June 30, 1997. Assets and liabilities are allocated to the various maturities in accordance with the earlier of their contractual maturity or repricing dates. For mortgage loans and mortgage-backed securities, estimates of scheduled amortization plus prepayments are used, rather than contractual maturity. For assets and liabilities with indefinite repricing schedules, notably core deposits, the gap analysis reflects ALCO's judgements of likely repricing behavior.

     As indicated in the gap analysis, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was asset sensitive $72.0 million at June 30, 1997. An asset sensitive interest rate gap would tend to increase earnings over a period of rising interest rates, where declining rates would decrease earnings. The cumulative one-year sensitivity gap was positive 0.53% of total assets at June 30, 1997, compared to negative 0.08% at December 31, 1996.

     The use of interest rate instruments such as interest rate swaps are integrated into the Company's interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. However, these instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations-- (Continued)


     The Company has entered into interest rate swaps, with a total notional amount of $400 million, to reduce the Company's overall interest rate risk arising from its origination of fixed rate mortgages. These instruments are considered derivative financial instruments held for purposes other than trading and the effects of these instruments are reported as an adjustment to mortgage loan income. The unrealized gains or losses on these instruments are not recorded on the balance sheet, since they are used as a hedge against held-to-maturity loans. For the quarter ended June 30, 1997, the interest rate swaps had a negative $1.1 million impact on mortgage loan income. The interest rate swaps require the Company to pay a weighted average fixed rate of 6.37% and receive three month LIBOR. As of June 30, 1997, the weighted average LIBOR rate that the Company will receive is 5.80%. All agreements will expire by the second quarter of 2002. As of the quarter ended June 30, 1997 the interest rate swaps had a gross positive market value of $0.7 million. The Company has a policy to enter into mutual collateral agreements with each counter party, which requires either party to submit U.S. Government or U.S. Government Agency collateral when the market value of the instrument reaches a predetermined threshold.

NON-PERFORMING ASSETS

     The Company's asset quality remained stable during the six months ended June 30, 1997, as non-performing assets decreased by 0.1%. The ratio of non-performing loans to total loans fell to 4.35% at June 30, 1997 from 4.78% at December 31, 1996 while the ratio of non-performing assets to total assets at June 30, 1997 remained at 2.89% .

Non-performing assets, net of related specific reserves, were as follows:

                                                                       JUNE 30,       DECEMBER 31,
                                                                        1997             1996
                                                                     ----------   ------------
                                                                          (IN THOUSANDS)
Mortgage loans secured by:
  Residential one-to-four family...................................  $  276,132   $  271,192
  Residential multi-family.........................................      47,173       48,270
  Commercial property..............................................      36,185       36,515
  Other loans......................................................         879          170
                                                                     ----------  ------------
Total non-performing loans (1).....................................     360,369      356,147
                                                                     ----------  ------------
Total other real estate owned, net.................................      23,968       28,566
                                                                     ----------  ------------
  Total non-performing assets......................................  $  384,337   $  384,713
                                                                     ----------  ------------
                                                                     ----------  ------------


------------------
(1) Includes $25.7 million and $31.6 million of non-accrual mortgage loans under 90 days past due at June 30, 1997 and December 31, 1996, respectively.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations--(Continued)

Allowance for Possible Loan Losses

    The following is a summary of the provision and allowance for possible loan losses:

                                                             Quarter Ended            Six Months Ended
                                                                June 30,                  June 30,
                                                        -----------------------     --------------------
                                                           1997           1996        1997        1996
                                                        ----------     ---------    --------    --------
                                                                           (In thousands)
Balance beginning of period...........................   $106,000      $105,000     $105,000    $105,500
Provision charged to income...........................      4,444         3,701        9,461       7,347
Charge-offs...........................................     (3,562)       (4,043)      (7,715)     (8,632)
Recoveries............................................        118           342          254         785
                                                         --------      --------     --------    --------
Balance end of period.................................   $107,000      $105,000     $107,000    $105,000
                                                         --------      --------     --------    --------
                                                         --------      --------     --------    --------

Capital Ratios

The Company's ratio of period-end stockholders' equity to ending total assets at June 30, 1997 was 10.31% compared to 10.95% at December 31, 1996.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of June 30, 1997, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
          Financial Condition and Results of Operations--(Continued)

As of June 30, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.


                                                                                                REQUIRED FOR CAPITAL
                                                                              ACTUAL             ADEQUACY PURPOSES
                                                                       --------------------    ----------------------
(IN MILLIONS)                                                           AMOUNT      RATIO       AMOUNT         RATIO
---------------------------------------------------------------------  ---------  ---------    ---------     --------

As of June 30, 1997

Total Capital
  (to Risk Weighted Assets):
  Company............................................................  $ 1,072.8      17.62%   $   487.0        8.00%
  Bank...............................................................      906.3      15.17%       478.0        8.00%
Tier 1 Capital
  (to Risk Weighted Assets):
  Company............................................................  $   996.7      16.37%   $   243.5        4.00%
  Bank...............................................................      831.6      13.92%       239.0        4.00%
Tier 1 Capital
  (to Average Assets):
  Company............................................................  $   996.7       7.95%   $   501.7        4.00%
  Bank...............................................................      831.6       6.66%       499.2        4.00%


                                                                                                REQUIRED FOR CAPITAL
                                                                            ACTUAL               ADEQUACY PURPOSES
                                                                       ------------------      ---------------------
(IN MILLIONS)                                                            AMOUNT     RATIO        AMOUNT     RATIO
---------------------------------------------------------------------  ---------  ---------    ---------  ----------
As of December 31, 1996

Total Capital
  (to Risk Weighted Assets):
  Company............................................................  $   932.8      16.72%   $   446.2        8.00%
  Bank...............................................................      914.2      16.40%       445.8        8.00%
Tier 1 Capital (to Risk Weighted Assets):
  Company............................................................  $   863.1      15.47%   $   223.1        4.00%
  Bank...............................................................      844.5      15.15%       222.9        4.00%
Tier 1 Capital (to Average Assets):
  Company............................................................  $   863.1       6.78%   $   509.0        4.00%
  Bank...............................................................      844.5       6.64%       508.4        4.00%

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II--OTHER INFORMATION

Item 1--Legal Proceedings

With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank has been named as a defendant in fifteen unrelated legal complaints which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are eleven other instances of threatened litigation. The complaints are in various early stages of discovery. Outside counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at this time. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition.

The Bank is a defendant in a recently filed purported class action lawsuit titled Joseph Sabbatino and Jean Sabbatino, and all others similarly situated, v. GreenPoint Savings Bank, CV-97 -1838, United States District Court, Eastern District of New York, in which plaintiffs allege that the Bank collected monthly mortgage escrow reserves in excess of the amounts it is entitled to collect under applicable law and the mortgage contract. Plaintiffs seek, among other things, treble damages and injunctive relief under breach of contract theories and alleged violation of the Federal Racketeer Influenced and Corrupt Organization Act ("RICO"), and a judgment based upon alleged breach of contract, breach of fiduciary duty and intentional and/or negligent misrepresentation. The Bank has filed an answer denying all of the Plaintiff's claims, believes its mortgage loan servicing practices with respect to escrow deposits comply in all material respects with applicable requirements, and intends to defend vigorously this action. While the ultimate outcome of this lawsuit, whether by judgment or a satisfactory settlement, cannot be predicted, management does not believe that the outcome of this litigation is likely to have a material adverse effect on the consolidated financial condition of the Company.

Item 4--Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on May 2, 1997, the following matters were voted upon with the results of the voting on such matters indicated:

1. Election of the following five directors of the Company to three-year terms:


                                                 FOR        WITHHELD
                                             ------------  -----------

       Edward C. Bessey..................    44,362,727      267,331
       William M. Jackson................    44,362,350      267,708
       Charles B. McQuade................    44,361,076      268,982
       Alvin N. Puryear..................    44,361,791      268,267
       Robert P. Quinn...................    44,360,639      269,419

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

The following sets forth the names of Directors continuing in office after the annual meeting:

             Bernard S. Berman                 Edward C. Schmults
             Dan F. Huebner                    Wilfred O. Uhl
             Thomas S. Johnson                 Robert F. Vizza
             Susan J. Kropf                    Jules Zimmerman
             Robert M. McLane


    2. Approval of an amendment to the Company's Amended and Restated 1994 Stock Incentive Plan to increase the number of authorized shares under the Plan from 3,500,000 to 5,500,000.

                 For:                                    39,013,963
                 Against:                                 5,348,357
                 Abstain:                                   267,738

     3. Ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the year ending December 31, 1997.


                 For:                                    44,240,115
                 Against:                                   193,733
                 Abstain:                                   196,210

Item 6--Exhibits and Reports on Form 8-K

    (a) Exhibits

         Exhibit
         Number
      -----------
          11.1           Statement Regarding Computation of Per Share Earnings

          12.1           Ratios of Earnings to Fixed Charges

          27.1           Financial Data Schedule

                 GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

    (b) Reports on Form 8-K

        No current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GreenPoint Financial Corp.

                                By: /s/ Thomas S. Johnson
                                    ------------------------------------
                                    Thomas S. Johnson
                                    Chairman of the Board, President
                                    and Chief Executive Officer



                                By: /s/ Charles P. Richardson
                                    -----------------------------------------
                                    Charles P. Richardson
                                    Executive Vice President and
                                    Chief Financial Officer




Dated August 8, 1997