Form 10-Q
period 1997-09-30
GREENPOINT FINANCIAL CORP
filed 1997-11-14
CIK 911935

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                            ------------------------

                             For the Quarter Ended

                               September 30, 1997

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                                    0-22516
                                    -------
                 Securities and Exchange Commission File Number

                           GreenPoint Financial Corp.

             (Exact name of registrant as specified in its charter)

           Delaware                                              06-1379001
           --------                                              ----------
(State or other jurisdiction of                      (I.R.S. employer identification number)
incorporation or organization)

90 Park Avenue, New York, New York                                 10016
----------------------------------                                 ------
(Address of principal executive offices)                         (Zip Code)


        (212) 834-1711                                         Not Applicable
        --------------                                         --------------
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

                         X   Yes                        No
                        ----                         ----

As of November 12, 1997 there were 42,311,000 shares of common stock outstanding.

                          GREENPOINT FINANCIAL CORP.

                                   FORM 10-Q

                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997

                                     INDEX

  PART I--FINANCIAL INFORMATION                                                                                   PAGE
                                                                                                                  -----
Item 1--Financial Statements

  Consolidated Statements of Financial Condition (unaudited) as of September 30, 1997 and December 31,
    1996.....................................................................................................           3

  Consolidated Statements of Income (unaudited) for the quarters and nine month periods ended September 30,
    1997 and 1996............................................................................................           4

  Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the nine month periods ended
    September 30, 1997 and 1996..............................................................................           5

  Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 1997 and
    1996.....................................................................................................           6

  Notes to the Unaudited Consolidated Financial Statements...................................................           7

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations................          10

PART II--OTHER INFORMATION

  Item 1--Legal Proceedings..................................................................................          24

  Item 6--Exhibits and Reports on Form 8-K...................................................................          25

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)


                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
                                                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    ASSETS
Cash and due from banks............................................................  $      87,552  $      81,914
Money market investments...........................................................        871,355        494,060
Loans receivable held for sale.....................................................          5,403          4,829
Securities available for sale......................................................      2,440,011      4,355,432
Securities held to maturity (fair value of $4,073 and $4,016 respectively).........          4,035          3,978
Loans receivable held for investment:
  Mortgage loans...................................................................      8,608,203      7,423,993
  Other loans......................................................................         25,740         23,490
  Deferred loan fees and unearned discount.........................................        (36,242)       (48,216)
  Allowance for possible loan losses...............................................       (108,000)      (105,000)
                                                                                     -------------  -------------
    Loans receivable held for investment, net......................................      8,489,701      7,294,267
                                                                                     -------------  -------------
Other interest-earning assets......................................................        111,894       --
Accrued interest receivable, net...................................................         85,717         89,460
Banking premises and equipment, net................................................        120,559        128,207
Deferred income taxes, net.........................................................         60,464         80,202
Other real estate owned, net.......................................................         25,199         28,566
Goodwill...........................................................................        588,727        623,600
Other assets.......................................................................        203,368        141,070
                                                                                     -------------  -------------
      Total assets.................................................................  $  13,093,985  $  13,325,585
                                                                                     -------------  -------------
                                                                                     -------------  -------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  N.O.W. and checking..............................................................  $     468,648  $     524,181
  Savings and club.................................................................      1,788,972      1,901,682
  Variable rate savings............................................................      1,720,032      1,853,683
  Money market.....................................................................        490,862        561,331
  Term certificates of deposit.....................................................      6,567,407      6,611,389
                                                                                     -------------  -------------
    Total deposits.................................................................     11,035,921     11,452,266
                                                                                     -------------  -------------
Mortgagors' escrow.................................................................        108,602         66,929
Securities sold under agreements to repurchase.....................................         91,491         89,500
Long term debt.....................................................................        199,822       --
Guaranteed preferred beneficial interest in Company's junior subordinated
  debentures.......................................................................        199,719       --
Accrued income taxes payable.......................................................         26,758         45,081
Other liabilities..................................................................        159,258        208,383
                                                                                     -------------  -------------
    Total liabilities..............................................................     11,821,571     11,862,159
                                                                                     -------------  -------------
Commitments and Contingencies
Preferred shares of subsidiary.....................................................          3,638          3,623
Stockholders' equity:
  Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued).....       --             --
  Common stock ($0.01 par value; 220,000,000 shares authorized; 55,131,000 and
    55,116,000 shares issued, respectively)........................................            551            551
  Additional paid-in capital.......................................................        824,868        810,170
  Unallocated Employee Stock Ownership Plan (ESOP) shares..........................       (116,097)      (119,573)
  Unearned stock plans shares......................................................         (7,448)        (8,317)
  Retained earnings................................................................      1,115,608      1,037,993
  Net unrealized loss on securities available for sale, net........................         (8,774)       (23,324)
  Treasury stock, at cost (12,962,000 and 7,871,000 shares, respectively)..........       (539,932)      (237,697)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      1,268,776      1,459,803
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  13,093,985  $  13,325,585
                                                                                     -------------  -------------
                                                                                     -------------  -------------

(See the accompanying notes to the unaudited consolidated financial statements)

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                       QUARTER ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
  Mortgages......................................................  $  187,384  $  147,763  $  533,820  $  433,678
  Money market investments.......................................      14,552      15,685      26,493      60,431
  Securities.....................................................      43,655      74,966     160,704     240,549
  Trading assets.................................................      --          --              71      --
  Other interest-earning assets..................................       1,798      --           4,867      --
  Other loans....................................................         539         617       1,665       1,958
                                                                   ----------  ----------  ----------  ----------
    Total interest income........................................     247,928     239,031     727,620     736,616
                                                                   ----------  ----------  ----------  ----------
Interest expense:
  Deposits.......................................................     119,224     126,779     353,206     402,954
  Trading liabilities............................................      --          --              73      --
  Short-term and other borrowings................................       3,574         127       7,018       1,731
  Long-term debt.................................................       7,502      --           8,925      --
                                                                   ----------  ----------  ----------  ----------
    Total interest expense.......................................     130,300     126,906     369,222     404,685
                                                                   ----------  ----------  ----------  ----------
Net interest income..............................................     117,628     112,125     358,398     331,931
Provision for possible loan losses...............................      (5,376)     (3,435)    (14,837)    (10,782)
                                                                   ----------  ----------  ----------  ----------
Net interest income after provision for possible loan losses.....     112,252     108,690     343,561     321,149
                                                                   ----------  ----------  ----------  ----------
Non-interest income:
  Income from fees and commissions:
  Mortgage loan operations fee income............................       4,482       3,687      11,464      11,229
  Mortgage servicing fees........................................       1,623       1,993       5,235       6,375
  Banking services fees and commissions..........................       5,241       4,463      15,851      12,522
  Other income...................................................         295         545       1,210       3,511
  Net gain on securities.........................................         750         397       1,222         751
  Net gain (loss) on sales of loans..............................          14         104        (183)      2,884
  Net gain on sale of assets.....................................      --          --           2,416      --
  Gain on sale of branches.......................................      --          --           5,850       8,876
                                                                   ----------  ----------  ----------  ----------
    Total non-interest income....................................      12,405      11,189      43,065      46,148
                                                                   ----------  ----------  ----------  ----------
Non-interest expense:
  Salaries and benefits..........................................      23,255      21,801      68,569      64,878
  Employee Stock Ownership and stock plans expense...............       4,941       2,872      14,462      11,814
  Net expense of premises and equipment..........................      11,544      11,179      35,941      34,767
  Advertising....................................................       2,000       1,799       6,478       5,998
  Federal deposit insurance premiums.............................         692       1,748       2,192       5,183
  Charitable and educational foundation..........................       2,336       1,882       6,694       4,294
  Other administrative expenses..................................      10,232      12,538      33,099      38,608
  Other real estate owned operating expense (income) , net.......         150        (501)     (1,267)       (451)
  Goodwill amortization..........................................      11,610      11,623      34,873      34,881
  Restructuring charge...........................................      --          --           2,500      --
                                                                   ----------  ----------  ----------  ----------
    Total non-interest expense...................................      66,760      64,941     203,541     199,972
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................      57,897      54,938     183,085     167,325
Income taxes.....................................................      21,804      20,891      72,192      68,771
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $   36,093  $   34,047  $  110,893  $   98,554
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per share...............................................  $     0.95  $     0.79  $     2.74  $     2.22
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income (excluding non-recurring items)*......................  $   36,093  $   34,047  $  107,447  $   93,459
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per share (excluding non-recurring items)*..............  $     0.95  $     0.79  $     2.66  $     2.10
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

*Non-recurring items include branch sales, asset sales and restructuring charge.

(See the accompanying notes to the unaudited consolidated financial statements)

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Common Stock
Balance at beginning of period........................................................  $        551  $        550
Issuance of common stock to stock plans...............................................       --                  1
                                                                                        ------------  ------------
Balance at end of period..............................................................           551           551
                                                                                        ------------  ------------
Additional Paid-in Capital
Balance at beginning of period........................................................       810,170       801,382
Issuance of common stock to stock plans...............................................           832         3,693
Amortization of ESOP shares committed to be released..................................         8,908         3,205
Amortization of stock plans shares during the period..................................           376           402
Tax benefit for vested stock plans shares.............................................         4,582       --
                                                                                        ------------  ------------
Balance at end of period..............................................................       824,868       808,682
                                                                                        ------------  ------------
Unallocated ESOP shares
Balance at beginning of period........................................................      (119,573)     (123,987)
Amortization of ESOP shares committed to be released..................................         3,476         4,127
                                                                                        ------------  ------------
Balance at end of period..............................................................      (116,097)     (119,860)
                                                                                        ------------  ------------
Unearned stock plans shares
Balance at beginning of period........................................................        (8,317)       (9,838)
Issuance of common stock to stock plans...............................................          (833)       (3,694)
Amortization of stock plans shares during the period..................................         1,702         4,080
                                                                                        ------------  ------------
Balance at end of period..............................................................        (7,448)       (9,452)
                                                                                        ------------  ------------
Retained earnings
Balance at beginning of period........................................................     1,037,993       942,137
Net income for the period.............................................................       110,893        98,554
Dividends declared....................................................................       (28,942)      (26,056)
Exercise of stock options from treasury stock.........................................        (4,336)       (1,707)
                                                                                        ------------  ------------
Balance at end of period..............................................................     1,115,608     1,012,928
                                                                                        ------------  ------------
Net unrealized (loss) gain on securities available for sale, net
Balance at beginning of period........................................................       (23,324)       14,862
Net unrealized gain (loss) on securities available for sale...........................        14,550       (60,624)
                                                                                        ------------  ------------
Balance at end of period..............................................................        (8,774)      (45,762)
                                                                                        ------------  ------------
Treasury stock, at cost
Balance at beginning of period........................................................      (237,697)      (73,789)
Exercise of stock options from treasury stock.........................................        10,819         3,929
Purchase of treasury stock............................................................      (313,054)     (158,767)
                                                                                        ------------  ------------
Balance at end of period..............................................................      (539,932)     (228,627)
                                                                                        ------------  ------------
Total stockholders' equity............................................................  $  1,268,776  $  1,418,460
                                                                                        ------------  ------------
                                                                                        ------------  ------------

(See the accompanying notes to the unaudited consolidated financial statements)

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         ------------------------
                                                                                            1997         1996
                                                                                         -----------  -----------
                                                                                              (IN THOUSANDS)
Cash Flows from Operating Activities:
Net income.............................................................................  $   110,893  $    98,554
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for possible loan losses...................................................       14,837       10,782
  Depreciation and amortization of premises and equipment..............................       12,503       12,255
  Goodwill amortization................................................................       34,873       34,881
  Accretion of discount on securities, net of premium amortization.....................       (5,321)     (56,117)
  ESOP and stock plans expense.........................................................       14,462       11,814
  Gain on securities transactions......................................................       (1,222)        (751)
  Net change in loans held for sale....................................................         (574)     168,272
  Net gain on sales of other real estate owned.........................................       (5,753)      (4,999)
  Net gain on sale of branches.........................................................       (5,850)      (8,876)
  Deferred income taxes................................................................        7,630       18,382
  Decrease in other assets.............................................................       13,225        3,070
  (Decrease) increase in other liabilities.............................................      (49,125)      52,558
  Other, net...........................................................................      (16,895)       7,672
                                                                                         -----------  -----------
    Net cash provided by operating activities..........................................      123,683      347,497
                                                                                         -----------  -----------

Cash Flows from Investing Activities:
  Loan originations, net of principal repayments.......................................   (1,214,627)    (931,190)
  Proceeds from sales of other real estate owned.......................................       14,846       12,648
  Purchases of securities available for sale...........................................   (1,386,967)  (5,444,177)
  Purchase of securities held to maturity..............................................         (250)        (931)
  Proceeds from maturities of securities available for sale............................    1,608,335    3,898,250
  Proceeds from sales of securities available for sale.................................    1,367,851    2,707,838
  Principal repayments on securities...................................................      194,518      194,566
  Investment in corporate officer life insurance policy................................     (103,470)     --
  Purchases of premises and equipment..................................................       (7,634)     (23,132)
                                                                                         -----------  -----------
    Net cash provided by investing activities..........................................      472,602      413,872
                                                                                         -----------  -----------

  Cash Flows from Financing Activities:
  Net withdrawals from depositors' accounts............................................     (285,816)  (1,052,437)
  Cash paid on transfer of deposit liabilities.........................................     (124,781)    (152,734)
  Payments for cash dividends..........................................................      (28,942)     (26,056)
  Exercise of stock options............................................................        6,483        2,222
  Purchase of treasury stock...........................................................     (313,054)    (158,767)
  Securities sold under agreements to repurchase.......................................       91,544      --
  Long term debt.......................................................................      199,822      --
  Guaranteed preferred beneficial interest in Company's junior subordinated
    debentures.........................................................................      199,719      --
  Net increase in mortgagors' escrow...................................................       41,673       21,798
                                                                                         -----------  -----------
    Net cash used in financing activities..............................................     (213,352)  (1,365,974)
                                                                                         -----------  -----------
  Net increase (decrease) in cash and cash equivalents.................................      382,933     (604,605)
  Cash and cash equivalents at beginning of period.....................................      575,974    1,704,379
                                                                                         -----------  -----------
  Cash and cash equivalents at end of period...........................................  $   958,907  $ 1,099,774
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Non-cash investing and financing activities:
  Additions to other real estate owned, net............................................  $   (22,835) $      (492)
                                                                                         -----------  -----------
                                                                                         -----------  -----------
  Loans to facilitate sales of other real estate.......................................  $    15,679  $    13,216
                                                                                         -----------  -----------
                                                                                         -----------  -----------
  Unsettled trades.....................................................................  $   165,074  $   --
                                                                                         -----------  -----------
                                                                                         -----------  -----------

  Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes...........................................................  $    75,991  $    21,512
                                                                                         -----------  -----------
                                                                                         -----------  -----------
  Interest paid........................................................................  $   359,287  $   407,489
                                                                                         -----------  -----------
                                                                                         -----------  -----------

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

2. STOCK INCENTIVE PLAN

During the nine months ended September 30, 1997, GreenPoint granted 15,000 shares of the Company's common stock to an executive officer pursuant to plans approved by the Company's shareholders in 1994. These shares vest ratably over four years on the anniversary dates of the award. The market price at the grant date was $55.50.

For the nine months ended September 30, 1997, the Company granted options to purchase 624,500 shares of the Company's common stock to certain officers, at an average exercise price of $55.21. These awards vest ratably over three years on the anniversary dates of the awards.

3. NON-EMPLOYEE DIRECTORS' STOCK OPTION GRANTS

During the nine months ended September 30, 1997, the Company granted options to purchase 26,000 shares of the Company's common stock to non-employee directors, at an average exercise price of $57.75. These awards vest after one year on the anniversary date of the awards.

4. COMMON STOCK REPURCHASE PROGRAM

Under a stock repurchase program announced in June 1997, the Company has repurchased 2.59 million shares of GreenPoint common stock through September 30, 1997. Repurchases of stock are at the Company's discretion based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

Securities held at September 30, 1997 are summarized as follows:

                                                                                 GROSS         GROSS
                                                                AMORTIZED     UNREALIZED    UNREALIZED
                                                                   COST          GAINS        LOSSES      FAIR VALUE
                                                               ------------  -------------  -----------  ------------
                                                                                   (IN THOUSANDS)
Securities available for sale
U.S. Government and Federal Agency
Obligations:
U.S. Treasury notes/bills....................................  $  1,000,739    $  --         $  (8,833)  $    991,906
Agency discount notes/Asset backed securities................        96,625           63        --             96,688
Mortgage-backed securities...................................     1,118,656       --            (6,570)     1,112,086
Collateralized mortgage obligations..........................        65,482          580        --             66,062
Trust certificates collateralized by GNMA securities.........       144,166       --              (919)       143,247
Other........................................................        30,017            5        --             30,022
                                                               ------------        -----    -----------  ------------
    Total securities available for sale......................  $  2,455,685    $     648     $ (16,322)  $  2,440,011
                                                               ------------        -----    -----------  ------------
                                                               ------------        -----    -----------  ------------
SECURITIES HELD TO MATURITY
Tax exempt municipals........................................  $        625    $      38     $  --       $        663
Other........................................................         3,410       --            --              3,410
                                                               ------------        -----    -----------  ------------
    Total securities held to maturity........................  $      4,035    $      38     $  --       $      4,073
                                                               ------------        -----    -----------  ------------
                                                               ------------        -----    -----------  ------------

Securities held at December 31, 1996 are summarized as follows:


                                                                                 GROSS         GROSS
                                                                AMORTIZED     UNREALIZED    UNREALIZED
                                                                   COST          GAINS        LOSSES      FAIR VALUE
                                                               ------------  -------------  -----------  ------------
                                                                                   (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Government and Federal Agency
Obligations:
U.S. Treasury notes/bills....................................  $  1,944,272    $     316     $ (16,178)  $  1,928,410
Agency discount notes/Asset backed securities................        66,358            3           (40)        66,321
Mortgage-backed securities...................................     1,880,991       --           (23,091)     1,857,900
Collateralized mortgage obligations..........................        32,432       --                (3)        32,429
Trust certificates collateralized by GNMA securities.........       409,859       --            (3,332)       406,527
Other........................................................        63,852          255          (262)        63,845
                                                               ------------        -----    -----------  ------------
    Total securities available for sale......................  $  4,397,764    $     574     $ (42,906)  $  4,355,432
                                                               ------------        -----    -----------  ------------
                                                               ------------        -----    -----------  ------------
SECURITIES HELD TO MATURITY
Tax exempt municipals........................................  $        640    $      38     $  --       $        678
Other........................................................         3,338       --            --              3,338
                                                               ------------        -----    -----------  ------------
    Total securities held to maturity........................  $      3,978    $      38     $  --       $      4,016
                                                               ------------        -----    -----------  ------------
                                                               ------------        -----    -----------  ------------

Estimated fair values for securities are based on published market or securities dealers' estimated prices.

During the quarter ended September 30, 1997, the Company sold available-for-sale securities aggregating $581.9 million, resulting in gross realized gains of $1.4 million and gross realized losses of $0.2 million.

The average maturities of the securities available for sale and held to maturity at September 30, 1997 are approximately 7.0 years and 12.9 years, respectively. Mortgage-backed securities, almost all of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments which shorten the average life to an estimated 5.4 years. The estimated average life for all securities available for sale is approximately
4.0 years.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

7. RESTRUCTURING CHARGE

In the second quarter of 1997, the Company recorded a pre-tax restructuring charge of $2.5 million pertaining to the transfer of mortgage servicing from New York to Georgia. At September 30, 1997 approximately $1.0 million remains of this reserve which will be utilized to absorb $0.6 million of remaining severance payments and $0.4 million relating to write-downs of software and fixed assets.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                             QUARTER ENDED
                                               -----------------------------------------------------------------------
                                               SEP. 30,      JUN. 30,      MAR. 31,       DEC. 31,           SEP. 30,
                                                 1997          1997          1997           1996               1996
                                               ---------     ---------     ---------      ---------         ---------
Performance Ratios (Annualized):
Core cash earnings return on average assets (1)     1.58%          1.61%(2)      1.55%(3)      1.43%(2)      1.42%
Core cash earnings return on average equity (1)    16.62          15.13(2)      14.02(3)      13.25(2)      13.55
Return on average assets.....................       1.08           1.07          1.05(3)       1.02          1.00
Return on average equity.....................      11.39          10.04          9.51(3)       9.46          9.51
Net interest margin..........................       3.86           3.99          3.97          3.82          3.61
Net interest spread during period............       3.59           3.67          3.64          3.52          3.34
Operating expense to average assets (5)......       1.65           1.69          1.73          1.61          1.58
Efficiency ratio (6).........................       42.3           42.0          43.4(3)       42.7          43.6
Average interest-earning assets to average
  interest-bearing liabilities...............       1.07x          1.08x         1.08x         1.07x          1.07x
                                               ----------    ----------    ----------    ----------     ----------
Regulatory capital ratios:
Company:
Leverage capital (7).........................       7.00%          7.95%         6.90%         6.78%          6.38%
  Risk-based capital (7):
    Tier 1...................................      14.60          16.37         15.33         15.47          15.72
    Total....................................      15.85          17.62         16.58         16.72          16.90
Bank:
  Leverage capital (7).......................       6.95           6.66          6.20          6.64           6.26
  Risk-based capital (7):
    Tier 1...................................      14.45          13.92         13.76         15.15          15.42
    Total....................................      15.76          15.17         15.01         16.40          16.67
                                               ----------    ----------    ----------    ----------     ----------
Per share data:
   Core cash earnings (1)*...................  $    1.38      $    1.29(2)  $    1.21(3)  $    1.13(2)   $    1.13
   Common book value**.......................  $   33.65      $  $34.27     $   34.57     $   34.77      $   33.89
   Tangible common book value**..............  $   18.03      $   19.27     $   19.81     $   19.92      $   18.72
*  Average shares used in calculation........  38,193,000    40,930,000    42,235,000    42,069,000     43,138,000
** Period-end shares used in calculation.....  37,710,000    40,007,000    41,452,000    41,984,000     41,849,000
Total shares issued and outstanding..........  42,826,000    45,044,000    46,888,000    47,481,000     47,656,000
                                               ----------    ----------    ----------    ----------     ----------
Asset quality ratios:
Non-performing loans to total loans..........       4.07%          4.35%         4.45%         4.78%          5.21%
  Non-performing assets to total assets......       2.88           2.89          2.84          2.89           2.91
                                               ----------    ----------    ----------    ----------     ----------
Allowance for Possible Loan Losses to:
  Non-performing loans.......................      30.73          29.69         30.32         29.48          29.05
  Total loans................................       1.25           1.29          1.35          1.41           1.51
                                               ----------    ----------    ----------    ----------     ----------
Earnings to combined fixed charges and
  Preferred stock dividends (8):
  Excluding interest on deposits.............       7.59x         23.09x        55.92x        44.04x         48.12x
  Including interest on deposits.............       1.45x          1.49x         1.56x         1.46x          1.43x


                                                 NINE MONTHS ENDED
                                             -------------------------


                                                SEP. 30,      SEP. 30,
                                                  1997          1996
                                                --------     ----------
Performance Ratios (Annualized):
Core cash earnings return on average assets (1)   1.58%(4)      1.32 %(3)
Core cash earnings return on average equity (1)  15.20(4)      12.54 (3)
Return on average assets.....................     1.07(3)       0.88 (3)
Return on average equity.....................    10.27(3)       8.36 (3)
Net interest margin..........................     3.94          3.41
Net interest spread during period............     3.63          3.14
Operating expense to average assets (5)......     1.69          1.56
Efficiency ratio (6).........................     42.6(3)       44.8 (3)
Average interest-earning assets to average
  interest-bearing liabilities...............     1.08x         1.07 x
                                                 ------        -------
Regulatory Capital Ratios:
Company:
Leverage capital (7).........................
  Risk-based capital (7):
    Tier 1...................................
    Total....................................
Bank:
  Leverage capital (7).......................
  Risk-based capital (7):
    Tier 1...................................
    Total....................................
                                                 ------        -------
Per Share Data:
  Core cash earnings (1)*....................
  Common book value**........................
  Tangible common book value**...............
* Average shares used in calculation.........
** Period-end shares used in calculation.....
Total shares issued and outstanding..........
                                                 ------        -------
Asset Quality Ratios:
Non-performing loans to total loans..........
  Non-performing assets to total assets......
                                                 ------        -------
Allowance For Possible Loan Losses To:
  Non-performing loans.......................
  Total loans................................
                                                 ------        -------
Earnings To Combined Fixed Charges And
  Preferred Stock Dividends (8):
  Excluding interest on deposits.............    15.46x         53.61 x
  Including interest on deposits.............     1.50x          1.41 x

------------------------
(1) Core cash earnings is net income, net of non-recurring items, adding back goodwill amortization and Employee Stock Ownership and stock plans expense.
(2) Excludes restructuring charge (recovery).
(3) Excludes branch and asset sales.
(4) Excludes branch sales, asset sales and restructuring charge (recovery).
(5) Excludes goodwill expense, OREO (income) expense and restructuring charge (recovery).
(6) The efficiency ratio is calculated by dividing the Company's operating expense excluding goodwill expense, OREO (income) expense and restructuring charge (recovery) by the sum of net interest income and non-interest income.
(7) These ratios are calculated using regulatory guidelines which exclude the impact on stockholders' equity resulting from the adoption of Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").
(8) For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividend requirements, earnings represent net income plus applicable income taxes, fixed charges and preferred stock dividend requirements of a consolidated subsidiary. Fixed charges, excluding interest expense on deposits, represent interest expense on long-term debt and one-third (the portion deemed to be representative of the interest factor) of rents. Fixed charges, including interest expense on deposits, represent interest expense on long-term debt, one-third (the portion deemed to be representative of the interest factor) of rents and interest expense on deposits.

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

2. OPERATING RESULTS

    The third quarter's results include the following:

    - The Company's loan originations totaled $759 million, up 7% over the third quarter of 1996, and up 6% over the prior quarter. The percentage of new loans originated outside of New York was 64%, and ARMs as a percentage of total originations were 36%.

    - Asset quality continued to improve as non-performing loans and non-performing assets declined. As a result of the decline in non-performing loans and the growth of the loan portfolio, the ratio of non-performing loans to total loans declined 114 basis points to 4.07%, a 21.9% decrease from September 30, 1996 and 28 basis points lower than the second quarter.

    - Net interest margin decreased to 3.86% primarily from the effect of the $200 million Guaranteed Preferred Beneficial Interest in Company's Junior Subordinated Debentures ("Capital Securities") Issue.

    Net income for the quarter ended September 30, 1997 was $36.1 million, or $0.95 per share, a 20.3% per share increase over the $34.0 million, or $0.79 per share, for the comparable 1996 period. Net income in the first nine months of 1997 was $110.9 million, or $2.74 per share, compared to $98.6 million, or $2.22 per share, for the 1996 period.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

NET INTEREST INCOME

    Net interest income increased by $5.5 million, or 4.9%, in the third quarter of 1997, and $26.5 million, or 8.0%, in the first nine months of 1997, versus the comparable periods in 1996. The improvements in both 1997 periods from the prior year were primarily due to an improvement in net interest margin.

    Interest income increased by $8.9 million, or 3.7%, to $247.9 million in the third quarter of 1997, and decreased by $9.0 million, or 1.2%, to $727.6 million in the first nine months of 1997, from $239.0 million and $736.6 million, respectively, for the 1996 periods.

    Interest income on money market investments declined by $1.1 million, or 7.2%, to $14.6 million in the third quarter of 1997, and by $33.9 million, or 56.2%, to $26.5 million in the first nine months of 1997, from $15.7 million and $60.4 million, respectively, for the comparable 1996 periods. The decrease was due to declines in the average money market investment balance of $134.5 million and $858.9 million, for the third quarter and nine months ended September 30, 1997, respectively, from $1.2 billion and $1.5 billion for the comparable 1996 periods.

    Interest income on securities declined by $31.3 million, or 41.8%, to $43.7 million in the third quarter of 1997, and by $79.8 million, or 33.2%, to $160.7 million in the first nine months of 1997 from $75.0 million and $240.5 million, respectively, for the comparable 1996 periods. The decrease was due to declines in the average securities balance of $1.9 billion and $1.7 billion, for the quarter and nine months ended September 30, 1997, respectively, from $4.8 billion and $5.3 billion for the comparable 1996 periods.

    Interest income on mortgages rose by $39.6 million, or 26.8%, to $187.4 million, in the third quarter of 1997, and by $100.1 million, or 23.1%, to $533.8 million in the first nine months of 1997 from $147.8 million and $433.7 million, respectively, for the comparable 1996 periods. The increase reflects the growth in the Company's loan portfolio to average balances of $8.4 billion and $8.0 billion, for the quarter and nine months ended September 30, 1997, respectively, from $6.6 billion and $6.3 billion for the comparable 1996 periods.

    Interest expense increased by $3.4 million, or 2.7%, to $130.3 million in the third quarter of 1997, and declined by $35.5 million, or 8.8%, to $369.2 million in the first nine months of 1997, from $126.9 million and $404.7 million, respectively, for the comparable 1996 periods. The quarterly increase reflects a 15 basis point rise in the average cost of funds from the comparable 1996 quarter, primarily due to the effect of the $200 million Capital Securities Issue in the 1997 period. The decrease reflects a $882.6 million decline in average interest bearing liabilities from the comparable 1996 nine month period primarily due to deposit balance reductions resulting from the Company's deposit pricing objectives.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

    Interest expense on time deposits decreased by $2.6 million, or 2.9%, to $87.3 million in the third quarter of 1997, and by $36.5 million, or 12.5%, to $254.5 million for the first nine months of 1997, from $89.9 million and $291.0 million for the comparable 1996 periods. The primary reason for the decline was the decrease in average time deposits of $372.6 million in the third quarter of 1997, and of $771.8 million in the first nine months of 1997, resulting from a net deposit outflow between the periods. The average cost of time deposits increased by 12 basis points and declined by 11 basis points from the comparable 1996 periods.

    Interest expense on savings accounts, which include money market and variable rate savings, decreased by $4.8 million, or 13.8%, to $30.3 million in the current quarter, and by $12.9 million, or 12.1%, to $93.7 million in the first nine months of 1997, from $35.1 million and $106.6 million for the comparable 1996 periods. The decline in interest expense reflects a decrease in the average balance of $428.1 million and $413.9 million in the third quarter of 1997 and the first nine months of 1997, respectively, versus the comparable periods in 1996.

    Interest expense on Capital Securities of $4.6 million and $6.0 million were incurred during the third quarter of 1997 and the first nine months of 1997, respectively.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

AVERAGE BALANCE SHEETS AND INTEREST YIELD/COST

    The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended September 30, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable equivalent yield basis.

                                                                               QUARTER ENDED
                                              -------------------------------------------------------------------------------
                                                         SEPTEMBER 30, 1997                      SEPTEMBER 30, 1996
                                              ----------------------------------------  -------------------------------------
                                                                             AVERAGE                                AVERAGE
                                                 AVERAGE                      YIELD/      AVERAGE                   YIELD/
                                                 BALANCE       INTEREST        COST       BALANCE      INTEREST      COST
                                              -------------  -------------  ----------  ------------  ----------  -----------
                                                                          (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
  Mortgage loans (1)........................  $   8,385,344  $     187,384        8.94% $  6,604,355  $  147,763        8.95%
  Other loans (1)...........................         27,460            539        7.85        29,710         617        8.31
  Money market investments (2)..............      1,028,664         14,556        5.61     1,163,117      15,685        5.39
  Securities (3)............................      2,879,500         44,341        6.14     4,809,348      76,296        6.32
  Other interest-earning assets.............        111,972          2,856       10.12       --           --          --
                                              -------------  -------------              ------------  ----------
    Total interest-earning assets...........     12,432,940        249,676        8.02    12,606,530     240,361        7.62
                                                             -------------                            ----------
  Non-interest earning assets (4)...........        899,789                                1,040,635
                                              -------------                             ------------
    Total assets............................  $  13,332,729                             $ 13,647,165
                                              -------------                             ------------
                                              -------------                             ------------
Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
  Savings...................................  $   1,821,057         11,319        2.47% $  1,967,639      13,840        2.80%
  NOW.......................................        326,471          1,405        1.71       330,572       1,523        1.83
  Money market and variable rate savings....      2,239,351         18,950        3.36     2,520,898      21,256        3.35
  Term certificates of deposit..............      6,531,061         87,287        5.30     6,903,661      89,916        5.18
  Mortgagors' escrow........................         96,447            263        1.08        75,869         244        1.28
  Repurchase agreements.....................        280,878          3,574        5.05         9,292         127        5.44
  Long term debt............................        169,737          2,929        6.90       --           --          --
  Guaranteed preferred beneficial interest
    in Company's junior subordinated
    debentures..............................        199,718          4,573        9.16       --           --          --
                                              -------------  -------------              ------------  ----------
    Total interest-bearing liabilities......     11,664,720        130,300        4.43    11,807,931     126,906        4.28
                                                             -------------                            ----------
Other liabilities (5).......................        397,249                                  405,841
                                              -------------                             ------------
         Total liabilities..................     12,061,969                               12,213,772

Preferred shares of subsidiary..............          3,637                                      685
Stockholders' equity........................      1,267,123                                1,432,708
                                              -------------                             ------------
    Total liabilities & stockholders'
      equity................................  $  13,332,729                             $ 13,647,165
                                              -------------                             ------------
                                              -------------                             ------------
Net interest income/interest rate spread (6)                 $     119,376        3.59%               $  113,455        3.34%
                                                             -------------  ----------                ----------         ---
                                                             -------------  ----------                ----------         ---
Net interest-earning assets/net interest
  margin (7)................................  $     768,220                       3.86% $    798,599                    3.61%
                                              -------------                 ----------  ------------                     ---
                                              -------------                 ----------  ------------                     ---
Ratio of interest-earning assets to
  interest-bearing liabilities..............                                      1.07x                                 1.07x
                                                             -------------                            ----------
                                                             -------------                            ----------

------------------------

(1) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.
(2) Includes overnight federal funds sold and securities purchased under resale agreements.
(3) Securities available for sale are reported at average amortized cost.
(4) Includes goodwill, banking premises and equipment--net, net deferred tax assets, accrued interest receivable, and other miscellaneous non-interest-earning assets.
(5) Includes accrued interest payable, accounts payable, official checks drawn against the Bank, accrued expenses, and other miscellaneous non-interest-bearing obligations of the Company.
(6) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income on a tax equivalent basis before the provision for possible loan losses divided by average interest-earning assets.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

AVERAGE BALANCE SHEETS AND INTEREST YIELD/COST

    The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the nine months ended September 30, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable equivalent yield basis.

                                                                            NINE MONTHS ENDED
                                             --------------------------------------------------------------------------------
                                                        SEPTEMBER 30, 1997                       SEPTEMBER 30, 1996
                                             -----------------------------------------  -------------------------------------
                                                                             AVERAGE                                AVERAGE
                                                AVERAGE                      YIELD/       AVERAGE                   YIELD/
                                                BALANCE       INTEREST        COST        BALANCE      INTEREST      COST
                                             -------------  -------------  -----------  ------------  ----------  -----------
                                                                          (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
  Mortgage loans (1).......................  $   7,977,800  $     533,820         8.92% $  6,335,371  $  433,678        9.13%
  Other loans (1)..........................         27,099          1,665         8.19        32,521       1,958        8.03
  Money market investments (2).............        637,120         26,510         5.56     1,496,022      60,431        5.40
  Securities (3)...........................      3,552,685        163,614         6.15     5,256,504     244,336        6.22
  Trading assets...........................          1,463             71         6.49       --           --          --
  Other interest-earning assets............        108,925          7,742         9.50       --           --          --
                                             -------------  -------------               ------------  ----------
    Total interest-earning assets..........     12,305,092        733,422         7.95    13,120,418     740,403        7.53
                                                            -------------                             ----------
Non-interest earning assets (4)............        908,578                                 1,047,857
                                             -------------                              ------------
    Total assets...........................  $  13,213,670                              $ 14,168,275
                                             -------------                              ------------
                                             -------------                              ------------
Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
  Savings..................................  $   1,853,448         35,854         2.59% $  1,994,870      41,692        2.79%
  NOW......................................        331,920          4,235         1.71       334,295       4,593        1.84
  Money market and variable rate savings...      2,301,705         57,836         3.36     2,574,198      64,947        3.37
  Term certificates of deposit.............      6,503,322        254,509         5.23     7,275,109     290,974        5.34
  Mortgagors' escrow.......................         91,990            772         1.12        77,938         748        1.28
  Trading liabilities......................          1,637             73         5.96       --           --          --
  Repurchase agreements....................        206,965          7,018         4.53        61,087       1,731        3.79
  Long term debt...........................         56,579          2,929         6.90       --           --          --
  Guaranteed preferred beneficial interest
    in Company's junior subordinated
    debentures.............................         87,284          5,996         9.16       --           --          --
                                             -------------  -------------               ------------  ----------
    Total interest-bearing liabilities.....     11,434,850        369,222         4.32    12,317,497     404,685        4.39
                                                            -------------                             ----------
Other liabilities (5)......................        399,962                                   360,376
                                             -------------                              ------------
         Total liabilities.................     11,834,812                                12,677,873

Preferred shares of subsidiary.............          3,629                                       344
Stockholders' equity.......................      1,375,229                                 1,490,058
                                             -------------                               -----------
    Total liabilities & stockholders'
      equity...............................  $  13,213,670                              $ 14,168,275
                                             -------------                               -----------
                                             -------------                               -----------
Net interest income/interest rate spread
  (6)......................................                 $     364,200         3.63%               $  335,718        3.14%
                                                            -------------  -----------                ----------         ---
                                                            -------------  -----------                ----------         ---
Net interest-earning assets/net interest
  margin (7)...............................  $     870,242                        3.94% $    802,921                    3.41%
                                             -------------                 -----------  ------------                     ---
                                             -------------                 -----------  ------------                     ---
Ratio of interest-earning assets to
  interest-bearing liabilities.............                                       1.08x                                 1.07x
                                                                            -------------                             ----------
                                                                            -------------                             ----------

------------------------

(1) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.
(2) Includes overnight federal funds sold and securities purchased under resale agreements.
(3) Securities available for sale are reported at average amortized cost.
(4) Includes goodwill, banking premises and equipment--net, net deferred tax assets, accrued interest receivable, and other miscellaneous non-interest-earning assets.
(5) Includes accrued interest payable, accounts payable, official checks drawn against the Bank, accrued expenses, and other miscellaneous non-interest-bearing obligations of the Company.
(6) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income on a tax equivalent basis before the provision for possible loan losses divided by average interest-earning assets.

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

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                        1997
                                                      QUARTER ENDED SEPTEMBER 30, 1997               COMPARED TO
                                                                COMPARED TO                NINE MONTHS ENDED SEPTEMBER 30,
                                                      QUARTER ENDED SEPTEMBER 30, 1996                  1996
                                                            INCREASE/(DECREASE)                  INCREASE/(DECREASE)
                                                    ------------------------------------  ---------------------------------
                                                             DUE TO                              DUE TO
                                                    -------------------------             ---------------------
                                                       AVERAGE       AVERAGE      NET      AVERAGE     AVERAGE      NET
                                                        VOLUME        RATE      CHANGE      VOLUME      RATE       CHANGE
                                                    --------------  ---------  ---------  ----------  ---------  ----------
                                                                                (IN THOUSANDS)
Interest-earning assets:
  Mortgage loans (1)..............................  $    39,798     $    (177) $  39,621  $  110,101  $  (9,959) $  100,142
  Other loans (1).................................          (45)          (33)       (78)       (332)        39        (293)
  Money market investments (2)....................       (1,876)          747     (1,129)    (35,686)     1,765     (33,921)
  Securities......................................      (29,350)       (2,605)   (31,955)    (77,090)    (3,632)    (80,722)
  Trading assets..................................        --              --         --           71      --              71
  Other interest-earning assets...................        2,856           --       2,856       7,742      --           7,742
                                                    --------------  ---------  ---------  ----------  ---------  ----------
    Total interest-earning assets.................       11,383        (2,068)     9,315       4,806    (11,787)     (6,981)
                                                    --------------  ---------  ---------  ----------  ---------  ----------
Interest-bearing liabilities:
  Savings.........................................         (984)       (1,537)    (2,521)     (2,849)    (2,989)     (5,838)
  NOW.............................................          (19)          (99)      (118)        (33)      (325)       (358)
  Money market and variable rate savings..........       (2,383)           77     (2,306)     (6,848)      (263)     (7,111)
  Term certificates of deposit....................       (4,563)        1,934     (2,629)    (29,776)    (6,689)    (36,465)
  Mortgagors' escrow..............................           60           (41)        19         125       (101)         24
  Trading liabilities.............................        --           --         --              73     --              73
  Repurchase agreements...........................        3,457           (10)     3,447       4,885        402       5,287
  Long term debt..................................        2,929        --          2,929       2,929     --           2,929
  Guaranteed preferred beneficial interest in
    Company's junior subordinated debentures......        4,573        --          4,573       5,996     --           5,996
                                                    --------------  ---------  ---------  ----------  ---------  ----------
    Total interest-bearing liabilities............        3,070           324      3,394     (25,498)    (9,965)    (35,463)
                                                    --------------  ---------  ---------  ----------  ---------  ----------
  Net change in net interest income...............  $     8,313     $  (2,392) $   5,921  $   30,304  $  (1,822) $   28,482
                                                    --------------  ---------  ---------  ----------  ---------  ----------
                                                    --------------  ---------  ---------  ----------  ---------  ----------

------------------------

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

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

PROVISION FOR POSSIBLE LOAN LOSSES

    The provision for possible loan losses increased by $1.9 million, or 56.5%, to $5.4 million for the third quarter of 1997, and increased by $4.1 million, or 37.6%, to $14.9 million in the first nine months of 1997, from $3.5 million and $10.8 million for the comparable 1996 periods. The provision exceeded net charge-offs by $1.0 million for the third quarter of 1997 and by $3.0 million for the first nine months of 1997, in response to loan portfolio growth. The quality of the loan portfolio and level of loan reserves increased over the comparable 1996 quarterly and nine month periods.

NON-INTEREST INCOME

    Non-interest income increased by $1.2 million, or 10.9%, to $12.4 million in the third quarter of 1997, and decreased by $3.1 million, or 6.7%, to $43.1 million in the first nine months of 1997, from $11.2 million and $46.2 million, respectively in the comparable 1996 periods. The third quarter increase results primarily from a $0.8 million, or 21.6%, rise in mortgage operations fee income. For the first nine months, the decrease relates to a $5.9 million non-recurring gain on branch sales in the first nine months of 1997 versus $8.9 million in the first nine months of 1996.

NON-INTEREST EXPENSE

    Non-interest expense increased by $1.8 million, or 2.8%, to $66.8 million in the current quarter, and by $3.6 million, or 1.8%, to $203.6 million in the first nine months as compared to $65.0 million and $200.0 million for the comparable 1996 periods. The results from the first nine months of 1997 include a pre-tax restructuring charge of $2.5 million relating to the transfer of mortgage servicing from New York to Georgia. Excluding the non-recurring restructuring charge, non-interest expense increased by $1.1 million, or 0.5%, for the first nine months of 1997 as compared to the comparable 1996 period.

    FDIC premiums decreased by $1.1 million in the current quarter and $3.0 million in the first nine months of 1997 due to the reduction in assessment rates and the recapitalization of the Savings Association Insurance Fund in 1996. Other administrative expense decreased by $2.3 million in the third quarter of 1997 and $5.5 million in the first nine months of 1997. The decreases were partially offset by an increase in salaries and benefits of $1.5 million in the third quarter of 1997 and $3.7 million in the first nine months of 1997 and an increase in ESOP and stock plans expense of $2.1 million in the third quarter of 1997 and $2.6 million in the first nine months of 1997 due to a higher average stock price as compared with the comparable 1996 periods.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

INCOME TAX EXPENSE

    Income tax expense increased by $0.9 million, or 4.4%, to $21.8 million in the current quarter, and increased by $3.4 million, or 5.0%, to $72.2 million in the first nine months of 1997 from $20.9 million and $68.8 million for the comparable periods of 1996. The rise in the current quarter compared with 1996 is primarily due to a $3.0 million, or 5.4%, increase in income before income taxes partially offset by the decrease in the effective tax rate from 38.03% in the 1996 period to 37.66% in the 1997 period. The increase in the first nine months of 1997 compared with 1996 is primarily due to the $15.8 million, or 9.4%, increase in income before income taxes partially offset by the decrease in the effective tax rate from 41.10% in 1996 to 39.43% in the 1997 period.

3. FINANCIAL CONDITION

    Total assets decreased by $231.6 million, to $13.09 billion at September 30, 1997 from December 31, 1996. Total loans held for investment, net, rose $1.20 billion to $8.49 billion at September 30, 1997, from $7.29 billion at December 31, 1996. Securities available for sale decreased $1.92 billion, to $2.44 billion at September 30, 1997, from $4.36 billion at December 31, 1996, primarily as a result of the usage of proceeds from the maturities and sales of securities to fund loan originations.

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

                                                           QUARTER ENDED                      NINE MONTHS ENDED
                                             -----------------------------------------  ------------------------------
                                             SEPTEMBER 30,   JUNE 30,    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                 1997          1997          1996           1997            1996
                                             -------------  -----------  -------------  -------------  ---------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income.................................    $  36,093     $  35,129     $  34,047      $ 110,893    $    98,554
Non-recurring items, net of tax (1)........       --             1,493        --             (3,446)        (5,095)
                                             -------------  -----------  -------------  -------------  ---------------
Core net income............................       36,093        36,622        34,047        107,447         93,459
  Add back:
  Goodwill expense.........................       11,610        11,620        11,623         34,873         34,881
  Employee stock plans expense.............        4,941         4,711         2,872         14,462         11,814
                                             -------------  -----------  -------------  -------------  ---------------
  Core cash earnings.......................    $  52,644     $  52,953     $  48,542      $ 156,782    $   140,154
                                             -------------  -----------  -------------  -------------  ---------------
                                             -------------  -----------  -------------  -------------  ---------------
  Core cash earnings per share (2).........    $    1.38     $    1.29     $    1.13      $    3.88    $      3.15
                                             -------------  -----------  -------------  -------------  ---------------
                                             -------------  -----------  -------------  -------------  ---------------

------------------------
(1) Non-recurring items include branch sales, asset sales and restructuring charge.
(2) Based on the weighted average shares used to calculate earnings per share.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

INTEREST RATE SENSITIVITY GAP ANALYSIS

    The table below depicts the Company's interest rate sensitivity as of September 30, 1997. Allocations of assets and liabilities, including non interest-bearing sources of funds, to specific periods are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

                                                                           REPRICING PERIODS
                                            --------------------------------------------------------------------------------
                                                                                         MORE THAN
                                                             MORE THAN     MORE THAN     ONE YEAR
                                            THREE MONTHS   THREE MONTHS   SIX MONTHS     TO THREE      MORE THAN
                                               OR LESS     TO SIX MONTHS  TO ONE YEAR      YEARS      THREE YEARS    TOTAL
                                            -------------  -------------  -----------  -------------  -----------  ---------
                                                                             (IN MILLIONS)
Total loans, net..........................    $   1,204      $     709     $   1,290     $   1,548     $   3,744   $   8,495
Money market investments (1)..............          871         --            --            --            --             871
Securities held to maturity...............       --             --            --            --                 4           4
Securities available for sale.............          516             47            89           753         1,035       2,440
Trading assets............................       --             --            --            --            --          --
Other interest-earning assets.............          112         --            --            --            --             112
                                              ---------      ---------    -----------  -------------  -----------  ---------
Total interest-earning assets.............        2,703            756         1,379         2,301         4,783      11,922
                                              ---------      ---------    -----------  -------------  -----------  ---------
Cash and due from banks...................           88         --            --            --            --              88
Goodwill..................................           11             11            21            84           462         589
Other non-interest-earning assets.........          495         --            --            --            --             495
                                              ---------      ---------    -----------  -------------  -----------  ---------
  TOTAL ASSETS............................    $   3,297      $     767     $   1,400     $   2,385     $   5,245   $  13,094
                                              ---------      ---------    -----------  -------------  -----------  ---------
                                              ---------      ---------    -----------  -------------  -----------  ---------
Term certificates.........................    $   1,243      $   1,121     $   2,341     $   1,594     $     268   $   6,567
Core deposits.............................          256            250           509         1,868         1,586       4,469
                                              ---------         ------    -----------  -------------  -----------  ---------
Total deposits............................        1,499          1,371         2,850         3,462         1,854      11,036
                                              ---------         ------    -----------  -------------  -----------  ---------
Securities sold under agreements to
  repurchase..............................           91         --            --            --            --              91
Long term debt............................       --             --            --            --               200         200
Guaranteed preferred beneficial interest
  in Company's junior subordinated
  debentures..............................       --             --            --            --               200         200
Other liabilities.........................          294         --            --            --            --             294
Preferred shares of subsidiary............       --             --            --            --                 4           4
Stockholders' equity......................       --             --            --            --             1,269       1,269
                                              ---------      ---------    -----------  -------------  -----------  ---------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY..............................    $   1,884      $   1,371     $   2,850     $   3,462     $   3,527   $  13,094
                                              ---------         ------    -----------  -------------  -----------  ---------
                                              ---------         ------    -----------  -------------  -----------  ---------
OFF BALANCE SHEET FINANCIAL INSTRUMENTS...    $     400      $  --         $  --         $    (300)    $    (100)  $  --
                                              ---------         ------    -----------  -------------  -----------  ---------
                                              ---------         ------    -----------  -------------  -----------  ---------
Interest rate sensitivity gap.............    $   1,813      $    (604)    $  (1,450)    $  (1,377)    $   1,618
Cumulative gap............................    $   1,813      $   1,209     $    (241)    $  (1,618)
Interest rate sensitivity gap as a
  percentage of total assets..............        13.85%       (4.61%)       (11.07%)       (10.52%)       12.36%
Cumulative gap as a percentage of total
  assets..................................        13.85%          9.23%        (1.84%)       (12.36%)

------------------------

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

    Management responsibility for interest rate risk resides with the Asset and Liability Management Committee ("ALCO"). The committee is comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Company's senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off balance sheet instruments and identify acceptable counter parties to securities and off balance sheet transactions.

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

    In assessing various interest rate risk strategies, ALCO makes use of a variety of risk measures. One such measure is the consolidated gap analysis reported above as of September 30, 1997. Assets and liabilities are allocated to the various maturities in accordance with the earlier of their contractual maturity or repricing dates. For mortgage loans and mortgage-backed securities, estimates of scheduled amortization plus prepayments are used, rather than contractual maturity. For assets and liabilities with indefinite repricing schedules, notably core deposits, the gap analysis reflects ALCO's judgments of likely repricing behavior.

    As indicated in the gap analysis, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive $241 million at September 30, 1997. A liability sensitive interest rate gap would tend to increase earnings over a period of declining interest rates, where rising rates would decrease earnings. The cumulative one-year sensitivity gap was negative 1.84% of total assets at September 30, 1997, compared to negative 0.08% at December 31, 1996.

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

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

    The Company has entered into interest rate swaps, with a total notional amount of $400 million, to reduce the Company's overall interest rate risk arising from its origination of fixed rate mortgages. These instruments are considered derivative financial instruments held for purposes other than trading and the effects of these instruments are reported as an adjustment to mortgage loan income. The unrealized gains or losses on these instruments are not recorded on the balance sheet, since they are used as a hedge against held-to-maturity loans. For the quarter ended September 30, 1997, the interest rate swaps had a negative $0.5 million impact on mortgage loan income. The interest rate swaps require the Company to pay a weighted average fixed rate of 6.37% and receive three month LIBOR. As of September 30, 1997, the weighted average LIBOR rate that the Company will receive is 5.73%. All agreements will expire by the second quarter of 2002. As of the quarter ended September 30, 1997 the interest rate swaps had a gross negative market value of $2.1 million. The Company has a policy to enter into mutual collateral agreements with each counter party, which requires either party to submit U.S. Government or U.S. Government Agency collateral when the market value of the instrument reaches a predetermined threshold.

NON-PERFORMING ASSETS

    The Company's asset quality improved during the nine months ended September 30, 1997, as non-performing assets decreased by 2.1%. The ratio of non-performing loans to total loans fell to 4.07% at September 30, 1997 from 4.78% at December 31, 1996 while the ratio of non-performing assets to total assets at September 30, 1997 fell to 2.88% from 2.89% at December 31, 1996.

    Non-performing assets, net of related specific reserves, were as follows:

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                            (IN THOUSANDS)
Mortgage loans secured by:
    Residential one-to-four family..................................................   $   270,028    $  271,192
    Residential multi-family........................................................        46,312        48,270
    Commercial property.............................................................        34,385        36,515
Other loans.........................................................................           684           170
                                                                                      -------------  ------------
Total non-performing loans (1)......................................................       351,409       356,147
                                                                                      -------------  ------------
Total other real estate owned, net..................................................        25,199        28,566
                                                                                      -------------  ------------
    Total non-performing assets.....................................................   $   376,608    $  384,713
                                                                                      -------------  ------------
                                                                                      -------------  ------------

------------------------
(1) Includes $28.4 million and $31.6 million of non-accrual mortgage loans under 90 days past due at September 30, 1997 and December 31, 1996, respectively.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

ALLOWANCE FOR POSSIBLE LOAN LOSSES

    The following is a summary of the provision and allowance for possible loan losses:

                                                                       QUARTER ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
                                                                                   (IN THOUSANDS)
Balance beginning of period......................................  $  107,000  $  105,000  $  105,000  $  105,500
Provision charged to income......................................       5,376       3,435      14,837      10,782
Charge-offs......................................................      (4,691)     (3,759)    (12,406)    (12,391)
Recoveries.......................................................         315         324         569       1,109
                                                                   ----------  ----------  ----------  ----------
Balance end of period............................................  $  108,000  $  105,000  $  108,000  $  105,000
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

CAPITAL RATIOS

    The Company's ratio of period-end stockholders' equity to ending total assets at September 30, 1997 was 9.69% compared to 10.95% at December 31, 1996. The decrease in this ratio results solely from the Company's share repurchase activity during the nine month period.

    The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

    Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. As of September 30, 1997, the Company and the Bank are considered to be well capitalized under all capital requirements to which they are subject.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

    As of September 30, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.


                                                                                                       REQUIRED FOR CAPITAL
                                                                                       ACTUAL           ADEQUACY PURPOSES
                                                                                --------------------  ----------------------
(IN MILLIONS)                                                                    AMOUNT      RATIO     AMOUNT       RATIO
------------------------------------------------------------------------------  ---------  ---------  ---------     -----
AS OF SEPTEMBER 30, 1997
Total Capital
  (to Risk Weighted Assets):
  Company.....................................................................  $   968.6      15.85% $   488.9        8.00%
  Bank........................................................................      962.9      15.76%     488.8        8.00%
Tier 1 Capital................................................................
  (to Risk Weighted Assets):
  Company.....................................................................  $   892.2      14.60% $   244.4        4.00%
  Bank........................................................................      882.9      14.45%     244.4        4.00%
Tier 1 Capital
  (to Average Assets):
  Company.....................................................................  $   892.2       7.00% $   509.8        4.00%
  Bank........................................................................      882.9       6.95%     508.1        4.00%


                                                                                                       REQUIRED FOR CAPITAL
                                                                                       ACTUAL           ADEQUACY PURPOSES
                                                                                --------------------  ----------------------
(IN MILLIONS)                                                                    AMOUNT      RATIO     AMOUNT       RATIO
------------------------------------------------------------------------------  ---------  ---------  ---------     -----
AS OF DECEMBER 31, 1996
Total Capital
  (to Risk Weighted Assets):
  Company.....................................................................  $   932.8      16.72% $   446.2        8.00%
  Bank........................................................................      914.2      16.40%     445.8        8.00%
Tier 1 Capital
  (to Risk Weighted Assets):
  Company.....................................................................  $   863.1      15.47% $   223.1        4.00%
  Bank........................................................................      844.5      15.15%     222.9        4.00%
Tier 1 Capital
  (to Average Assets):
  Company.....................................................................  $   863.1       6.78% $   509.0        4.00%
  Bank........................................................................      844.5       6.64%     508.4        4.00%

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

    The Bank is a defendant in a purported class action lawsuit titled Joseph Sabbatino and Jean Sabbatino, and all others similarly situated, v. GreenPoint Savings Bank, CV-97 -1838, United States District Court, Eastern District of New York, in which plaintiffs allege that the Bank collected monthly mortgage escrow reserves in excess of the amounts it is entitled to collect under applicable law and the mortgage contract. Plaintiffs seek, among other things, treble damages and injunctive relief under breach of contract theories and alleged violation of the Federal Racketeer Influenced and Corrupt Organization Act ("RICO"), and a judgment based upon alleged breach of contract, breach of fiduciary duty and intentional and/or negligent misrepresentation. The Bank has filed an answer denying all of the Plaintiff's claims, believes its mortgage loan servicing practices with respect to escrow deposits comply in all material respects with applicable requirements, and intends to defend vigorously this action. While the ultimate outcome of this lawsuit, whether by judgment or a satisfactory settlement, cannot be predicted, management does not believe that the outcome of this litigation is likely to have a material adverse effect on the consolidated financial condition of the Company.

                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


    EXHIBIT
    NUMBER
  -----------
      11.1   Statement Regarding Computation of Per Share Earnings

      12.1   Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

      27.1   Financial Data Schedule

(b) REPORTS ON FORM 8-K


No current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GreenPoint Financial Corp.


                                      By: /s/ Thomas S. Johnson
                                          ---------------------------------
                                          Thomas S. Johnson
                                          Chairman of the Board
                                          and Chief Executive Officer


                                      By: /s/ Charles P. Richardson
                                          ---------------------------------
                                          Charles P. Richardson
                                          Executive Vice President and
                                          Chief Financial Officer

Dated November 12, 1997