Form 10-K405
period 1997-12-31
GREENPOINT FINANCIAL CORP
filed 1998-03-26
CIK 911935

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)
      /X/           Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

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

       Registrant's telephone number, including area code: (212) 834-1711

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class          Name of each exchange on which registered
    -------------------          -----------------------------------------
          None                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                          Common Stock $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998: Common stock par value $0.01 per share, $2,530,860,133.

This figure is based on the closing price by the New York Stock Exchange ("NYSE") for a share of the registrant's common stock on March 23, 1998, which was $36.9375 as reported in the Wall Street Journal on March 24, 1998. The number of shares of the registrant's Common Stock issued and outstanding as of March 23, 1998 was 85,245,482 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 1998 and the Annual Report to Shareholders for fiscal 1997 are incorporated herein by reference - Parts II and III.

                                TABLE OF CONTENTS

                                                                             Page
                                                                              No.
                                                                             ----
                                     PART I


ITEM 1.   BUSINESS.......................................................      1

    Description of the Business..........................................      1

    Mortgage Banking Services ...........................................      1

    Consumer Branch Network .............................................      1

    Competition..........................................................      2

    Lending Activities...................................................      2

    Delinquent Loans and Foreclosed Assets...............................      8

    Allowance for Possible Loan Losses...................................     11

    Environmental Issues.................................................     14

    Market Risk Management...............................................     14

    Securities Investment Activities.....................................     14

    Sources of Funds.....................................................     17

    Subsidiary Activities................................................     19

    Savings Bank Life Insurance..........................................     20

    Personnel............................................................     20

    Federal Taxation.....................................................     21

    State and Local Taxation.............................................     22

    Bank Regulation and Supervision......................................     22

    Holding Company Regulation and Supervision...........................     27

ITEM 2.   PROPERTIES.....................................................     29

ITEM 3.   LEGAL PROCEEDINGS..............................................     30

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     30

ITEM 4A.  EXECUTIVE OFFICERS.............................................     31

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.............................................     32

ITEM 6.  SELECTED FINANCIAL DATA.........................................     32

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................     32

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................     33

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................     33

                                                                             Page
                                                                              No.
                                                                             ----
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............     33

ITEM 11.   EXECUTIVE COMPENSATION........................................     33

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT....................................................     33

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................     33


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K......................................................     34

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

      The Bank was organized in 1868 as a New York State chartered savings bank. The Bank and its wholly owned subsidiary GPMC, a national home mortgage banking company, are primarily engaged in the business of mortgage lending throughout the United States, with loans receivable of $8.8 billion, representing approximately 67% of total assets at December 31, 1997. The Bank continues to attract retail deposits from the general public and invests those deposits, together with funds generated from operations, in mortgage loans and marketable securities. The Bank's revenues are derived principally from interest on its loan portfolio and investment securities. The Bank's primary sources of funds are deposits, principal and interest payments from loans, and wholesale funds.

      GPCDC is a for-profit community development subsidiary organized in 1993. Complementing the Bank's leadership in lending in low- and moderate-income areas and to minorities, GPCDC's focus is primarily on special lending programs, development opportunities and assistance, consulting and other activities that promote the objective of greater access to affordable housing for low and moderate-income persons residing in the areas served by the Company.

Mortgage Banking Services

      The Company specializes in a limited documentation mortgage loan product ("No Doc" loans) which serves a particular niche of borrowers willing to pay a premium, in the form of higher interest rates and loan fees, and provide larger down payments in exchange for more expedient loan processing by virtue of providing less income and asset information as compared to loans underwritten in conformance with Federal National Mortgage Association ("FNMA") standards. As a result of this strategy combined with strict appraisal requirements, the Company has achieved higher interest margins and levels of net interest income compared to typical FNMA conforming loans which, in turn, has resulted in a high level of profitability despite traditionally higher levels of loan delinquencies. Prior to February 1997 the Bank offered a Low Doc product, which provided a reduced rate with the provision of certain income documentation. In February 1997, the Low Doc product was discontinued.

      During 1997, the Company continued the expansion of its mortgage lending programs into new markets throughout the United States. These new markets included Atlanta, Charlotte, Denver, Phoenix, Seattle and San Francisco. The Company increased its mortgage loan originations from $2.4 billion in 1996 to $2.9 billion in 1997.

Consumer Branch Network

      The Consumer Branch Network ("Branch Network") consists of 74 full-service banking offices, with 90 ATMs, located in the New York City metropolitan area and offers a variety of financial services to meet the needs of the communities it serves. Among the services offered by the Branch Network are traditional time, savings and checking accounts, annuity products, mutual funds, mortgages, home equity loans, credit cards, Savings Bank Life Insurance, safe deposit services and student loans.

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

      The Company's focus on one-to four-family residential lending and No Doc loans has allowed it to develop a significant market presence in the one-to four-family residential loan market. Due to the Company's current presence in these markets and its limited lending focus, no assurance can be given that the Company will be able to sustain the growth it has achieved in the past in the event loan demand in these markets declines which, in turn, may negatively impact its interest rate margin, interest rate spread and net income. Further, in the event other financial institutions establish lending programs which target the one-to four-family lending similar to the Company's No Doc programs, such intensified competition may result in the Company's inability to sustain its previous growth in such lending or result in a decline in the Company's market share. The Company's narrow lending focus on these specialized markets may also place the Company in a less favorable position to increase its market share in other types of lending as compared to an institution with a broader based lending focus and expertise in other types of lending.

Lending Activities

      Lending Programs. The Company's lending activities have historically emphasized and continue to emphasize the origination of real estate loans which are underwritten with primary reliance placed upon a borrower's level of equity in the property securing the loan or level of down payment, as compared to other lending institutions which may rely more heavily upon a borrower's demonstrated ability to repay the loan and independently verified income levels. These equity-based loans are offered in two programs: "With Asset Verification" and "Without Asset Verification". Asset verification refers to verification of liquid assets held in a depository institution. The Company also requires borrowers to have satisfactory credit histories for No Doc loans. As compared to the loans originated in accordance with FNMA underwriting guidelines and procedures ("FNMA conforming loans"), No Doc loans involve a higher degree of risk as there is limited verified knowledge of the borrower's level of income or ability to service the indebtedness which, in turn, may result in a higher rate of default. In recognition of the increased risks associated with No Doc loans, the Company requires borrowers to have a higher equity position in the property securing the loan. The Company generally does not originate such loans with loan to value ratios in excess of 75%. The Company's No Doc lending program accounted for 96.0% of total originations.

      As compared to other lending institutions which rely more heavily upon a borrower's income and demonstrated ability to repay the loan, the Company may be more susceptible to increases in loan delinquencies in periods of economic recession and to loan losses in periods of declining real estate market values. In recognition of the risks associated with this lending strategy, the Company has established strict appraisal standards, whereby all appraisals are required to conform to either FNMA, FHLMC, federal or state approval standards and are either: 1) conducted or reviewed by in-house appraisers who are state licensed real estate appraisers and are subject to two additional levels of review by senior management; or are 2) conducted by one or more appraisers, or appraisal services, which are to be ordered directly by the Company from the Company's approved list of independent appraisers.

      Loan Originations. The Company originates both adjustable rate mortgage ("ARM") loans and fixed rate loans, the amounts of which are dependent upon customer demand and market rates of interest. Loan originations are primarily obtained from the Company's network of registered mortgage brokers, licensed mortgage bankers, attorneys and other real estate professionals participating in its three wholesale programs. For the year ended December 31, 1997, the Company originated $2.9 billion of mortgage loans.

       The Company's Advantage Program is a structured program in which registered mortgage brokers, licensed mortgage bankers, attorneys and other real estate professionals, are eligible to participate upon approval by the Company. As of December 31, 1997, there were 1,109 Advantage Program members.

      The Company's Lender Associate Program consists of 3,219 approved mortgage brokers operating in 47 states. These brokers are generally small to mid-sized mortgage originators which rely on the Company to fund loans at closing. Each broker is screened by the Company and is approved only if the Lender Associate Program requirements are satisfied.

      The Company's Correspondent Program is a closed loan purchase program consisting of 417 approved correspondents operating in 47 states. These correspondents include mid-sized to large mortgage bankers and other financial institutions.

      For the year ended December 31, 1997, the Company originated $2.7 billion of loans through these programs, or 93.1% of total loan originations.

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

       Loan Servicing. In 1997, the Company purchased the Columbus, Georgia, mortgage servicing operations of Citizens Financial Group, and transferred the servicing responsibilities for certain loans serviced in New York, and other loans serviced under contract by a sub-servicer in North Carolina, to that location.

      At December 31, 1997, the Company serviced approximately 95,000 residential mortgage loans with outstanding principal balances of $9.6 billion, including $8.9 billion of loans in its own portfolio, and $0.7 billion of loans owned by others. Loans serviced for others are serviced for a fee, which, on an annual basis, generally ranges from 25 to 50 basis points of the outstanding principal balances of the loans.

       Loan servicing activities generally consist of collecting principal and interest payments from borrowers, remitting principal and interest payments to investors, accounting for principal and interest payments, holding and disbursing funds remitted for taxes, insurance, and other loan related expenses, contacting delinquent borrowers and conducting foreclosures and property dispositions in the event of unremedied defaults. Because of the greater likelihood of delinquencies associated with No Doc lending, the Company has implemented programs which allow it to focus its collection efforts on those loans and borrowers possessing characteristics at the time of origination which have historically experienced a higher propensity for delinquency and default. The Company believes these efforts have enabled it to minimize losses associated with these types of loans.

       Loans and Credit Parameters. Loan amount limits, maximum loan-to-value ("LTV") ratios and loan pricing are guided by an evaluation of a borrower's credit history and the loan purpose. This evaluation results in a borrower being classified in a particular loan level category ranging from one to five, to which lending parameters have been ascribed by the Company. In making this determination, the Company obtains credit verification from independent credit bureaus prior to entering into loan commitments. Factors considered in making the commitment include the number and length of time credit lines have been outstanding, prior mortgage loan payment histories, performance on installment and revolving lines of credit, collection and charge-off experience, and prior bankruptcies and foreclosures. The Company also considers a credit score ascribed to the borrower under a credit evaluation methodology developed by Fair, Isaac and Company ("FICO"). This score indicates, based on their statistical analysis, the percentage of borrowers that would be expected to become 90 days delinquent on an additional loan.

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

                                                                                      December 31,
                                                     ------------------------------------------------------------------------------
                                                                1997                        1996                          1995
                                                     -------------------------  ------------------------  -------------------------
                                                                     Percent                   Percent                    Percent
                                                       Amounts      of Total     Amounts      of Total      Amounts      of Total
                                                     ------------------------------------------------------------------------------
                                                                                     (Dollars in millions)
 Loans receivable held for investment:
 Mortgage loans:
    One-to four-family ..........................    $    7,681.3      86.0%    $  6,394.4       85.9%   $   5,135.4       85.2%
    Multi-family ................................           621.0       7.0          545.5        7.3          475.9        7.9
    Commercial ..................................           537.1       6.0          467.9        6.3          376.8        6.3
    Home equity loans ...........................            66.3       0.7           16.2        0.2            4.7        0.1
                                                     -------------  ---------  ------------  ---------  --------------  ----------
 Total mortgage loans held for investment .......         8,905.7      99.7        7,424.0       99.7        5,992.8       99.5
                                                     -------------  ---------  ------------  ---------  --------------  ----------
 Other loans:
    Loans secured by depositors' funds ..........            30.1       0.3           23.5        0.3           29.5        0.5
    Home improvement loans ......................             --         --             --         --            0.1          --
                                                     -------------  ---------  ------------  ---------  --------------  ----------
 Total other loans ..............................            30.1       0.3           23.5        0.3           29.6        0.5
                                                     -------------  ---------  ------------  ---------  --------------  ----------
 Total loans receivable held for investment .....         8,935.8     100.0%       7,447.5      100.0%       6,022.4      100.0%
                                                     -------------  ---------  ------------  ---------  --------------  ----------
 Less:
 Net deferred loan origination fees and unearned
    discount ....................................            31.2                     48.2                      58.3
 Allowance for possible loan losses .............           109.0                    105.0                     105.5
                                                     -------------             ------------            --------------
    Loans receivable held for investment, net ...    $    8,795.6               $  7,294.3              $    5,858.6
                                                     -------------             ------------            --------------
                                                     -------------             ------------            --------------



                                                                          December 31,
                                                     -------------------------------------------------------
                                                                1994                        1993
                                                     ---------------------------  --------------------------
                                                                      Percent                     Percent
                                                       Amounts       of Total       Amounts      of Total
                                                     -------------------------------------------------------
                                                                     (Dollars in millions)
 Loans receivable held for investment:
 Mortgage loans:
    One-to four-family...........................    $    4,933.9          85.7%  $   4,770.8          85.4%
    Multi-family.................................           456.9           7.9         456.8           8.2
    Commercial...................................           349.7           6.1         328.1           5.9
    Home equity loans............................            10.1           0.2          19.9           0.4
                                                     -------------  ------------  ------------  ------------
 Total mortgage loans held for investment........         5,750.6          99.9       5,575.6          99.9
                                                     -------------  ------------  ------------  ------------
 Other loans:
    Loans secured by depositors' funds...........             7.7           0.1           7.2           0.1
    Home improvement loans.......................             0.1           --            0.2           --
                                                     -------------  ------------  ------------  ------------
 Total other loans...............................             7.8           0.1           7.4           0.1
                                                     -------------  ------------  ------------  ------------
 Total loans receivable held for investment......         5,758.4         100.0%      5,583.0         100.0%
                                                     -------------  ------------  ------------  ------------

 Less:
 Net deferred loan origination fees and unearned
    discount.....................................            61.3                        59.4
 Allowance for possible loan losses..............           103.0                       147.0
                                                     -------------                ------------
    Loans receivable held for investment, net....     $   5,594.1                 $   5,376.6
                                                     -------------                ------------
                                                     -------------                ------------

           As of December 31, 1997, 69% of the Company's mortgage loan portfolio was secured by properties located in New York State. The properties securing the remaining portfolio are dispersed throughout the country, with no state representing more than 10%.

      The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

                                                                              December 31,
                                                         ----------------------------------------------------------
                                                          1997       1996         1995         1994          1993
                                                         ----------------------------------------------------------
                                                                            (In millions)
Loans receivable held for sale:
Performing residential
    mortgage loans ..............................        $  1.3      $  0.3      $  168.2      $   0.5      $  --
Guaranteed student loans ........................           4.2         4.5           6.9         10.6         13.7
Non-performing residential
 mortgage loans .................................         --          --           --           --             72.1
Valuation allowance .............................         --          --           --           --            (20.0)
                                                         ------      ------      --------      -------      -------
    Loans receivable held for sale, net .........        $  5.5      $  4.8      $  175.1      $  11.1      $  65.8
                                                         ------      ------      --------      -------      -------
                                                         ------      ------      --------      -------      -------

      Loan Sales. Prior to 1991, the Company was actively engaged in the sale of its No Doc and Low Doc loans in the secondary market (primarily to FNMA). Currently, the majority of the Company's loans held for sale are guaranteed student loans. All newly originated mortgage loans are held in the Company's own portfolio.

      Loan Maturity and Repricing. The following table shows the contractual maturities of the Company's loan portfolio, including loans receivable held for sale, at December 31, 1997. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $1.3 billion for the year ended December 31, 1997.

                                                                        December 31, 1997
                                          ----------------------------------------------------------------------------
                                                           Mortgage Loans
                                          -------------------------------------------
                                          One-to Four-                                       Other         Total Loans
                                             Family       Multi-Family     Commercial        Loans         Receivable
                                          ----------------------------------------------------------------------------
                                                                           (In millions)
Amounts due (1):
  Within one year ..............          $      4.2        $    1.3        $    1.6        $  18.3        $     25.4
  One to five years ............               152.1            99.4           105.6           11.5             368.6
  Over five years ..............             7,320.3           474.3           391.9            0.2           8,186.7
                                          ----------        --------        --------        -------        ----------
     Total amounts due .........          $  7,476.6        $  575.0        $  499.1        $  30.0        $  8,580.7
                                          ----------        --------        --------        -------        ----------
                                          ----------        --------        --------        -------        ----------

(1)    Does not include non-accrual loans.




           The following table sets forth, at December 31, 1997, the dollar amount of all fixed rate loans contractually due and adjustable rate loans repricing after December 31, 1998.



                                              Due or Repricing After December 31, 1998
                                            -------------------------------------------
                                               Fixed         Adjustable          Total
                                            -------------------------------------------
                                                           (In millions)
Mortgage loans (1):
  One-to four-family .............          $  4,975.3        $  613.9        $  5,589.2
  Multi-family ...................               448.7           107.5             556.2
  Commercial .....................               352.6           125.7             478.3
Other loans (1) ..................                11.7          --                  11.7
                                            ----------        --------        ----------
  Total loans receivable .........          $  5,788.3        $  847.1        $  6,635.4
                                            ----------        --------        ----------
                                            ----------        --------        ----------

(1)   Does not include non-accrual loans.

      One-to Four-Family Mortgage Loans. The Company offers first mortgage loans secured by one-to four-family residences, including condominiums and planned unit developments. The Company does not offer loans secured by cooperative units or interests therein.

           The Company currently offers fixed rate one-to four-family mortgage loans and one-to four-family ARM loans through two loan programs:
(1) No Doc loans and (2) loans underwritten and made in amounts in accordance with FNMA guidelines ("FNMA conforming" or "Full Doc" loans). No Doc loans, with the exception of loans secured by condominiums, are offered in amounts up to 75% of the lower of the appraised value or purchase price of the property. No Doc loans secured by condominiums are made in amounts up to 70% of the lower of the appraised value or purchase price of the property for loans involving the purchase of the property, and up to 70% of the appraised value of the property for loans to refinance existing mortgage loans. The maximum loan amount of a No Doc loan is $1.0 million. Although the Company reserves the right to verify such asset information, the Company generally does not verify such information through other sources. The Company additionally obtains credit reports on all borrowers to ascertain the credit history of the borrower.

      The Company offers fixed rate mortgage loans with terms of 10 to 30 years secured by one-to four-family residences. Interest rates charged on fixed rate loans are competitively priced on a regular basis and are periodically determined based on market conditions. For the year ended December 31, 1997, the Company originated $1.9 billion of fixed rate loans, which primarily consisted of one-to four-family residential mortgage loans.

           The Company currently offers ARM loans secured by one-to four-family residential properties with interest rates that adjust periodically with terms of up to 30 years. The interest rates on ARM loans fluctuate based upon a spread above the applicable index rate used by the Company and are generally subject to limitations on interest rate increases of 2% per year and a limitation on the aggregate adjustment of 6% above the index at the time of commitment over the term of the loan. The Company's ARM loans also have interest rate floors which limit the minimum amount to which the interest rate payable on its ARM loans may decline. The Company offers ARM loans at fully indexed rates and with initial interest rates below the current fully indexed rate. The initial discounted rate on these loans was up to 375 basis points below the Company's fully indexed rate, which varies by ARM adjustment period. For the year ended December 31, 1997, the Company originated $1.0 billion of ARM loans, which primarily consisted of one-to four-family residential loans. At December 31, 1997, 25.1% of the Company's one-to four-family residential mortgage loans consisted of ARM loans.

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

      The Company also originates ARM loans secured by first mortgages on non-owner-occupied one-to four-family properties pursuant to the same underwriting guidelines applicable to similarly situated owner-occupied one-to four-family properties but in amounts which are limited to 75% of the lower of the appraised value or purchase price for loans involving the purchase or refinance of the property subject to a lower limit of up to 65% of the appraised value of the property for loans involving the refinancing of an existing mortgage where the refinanced loan amount exceeds the unpaid principal balance. Additionally, the Company requires the submission of rental information and considers such information in arriving at its underwriting determination. The Company charges higher rates of interest with respect to these loans as compared to its other one-to four-family ARM loans secured by owner-occupied properties and may impose penalties for early repayment.

      The Company also offers home equity lines of credit which are secured by mortgages on one-to four-family properties. The underwriting standards applicable to these loans are the same as other one-to four-family loans except such loans are offered with terms up to 15 years in amounts, including any balance of the first mortgage, up to 75% of the appraised value of the property with a maximum loan amount of $750,000. As of December 31, 1997, loans drawn against home equity lines of credit totaled $66.3 million, or 0.7%, of total loans held for investment.

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

      Multi-Family Lending. The Company offers fixed rate and ARM loans secured by residential properties with five or more units and other mixed use properties (primarily residential properties with business or retail space) located in the New York metropolitan area. As of December 31, 1997, the Company had 5,216 of such loans with an average loan balance of $119,000. Multi-family loans are generally made with terms of 5 to 25 years in amounts up to a maximum of $3.0 million. These loans are made in amounts up to 70% of the appraised value or purchase price of the property for loans to purchase the property and up to 65% of the appraised value of the property for loans to refinance an existing mortgage. The Company's multi-family loans are underwritten pursuant to the same standards and procedures applicable to its one-to four-family No Doc loans; however, the Company additionally requires the submission of documentation regarding rental and vacancy levels, rental income, property expense statements and tax return information. The Company verifies rental income of the property but does not verify the borrower's personal income levels. The Company imposes penalties for early repayment on all non-owner-occupied multi-family properties and owner-occupied multi-family properties with seven units or more.

      Commercial Real Estate Lending. The Company also originates commercial real estate loans located in the New York metropolitan area. The
Company's commercial real estate loans are offered in the same amounts and under the same terms and underwriting guidelines applicable to its multi-family loans. The Company imposes penalties for early repayments on its commercial real estate loans. As of December 31, 1997, the Company had 3,625 of such loans with an average loan balance of $148,000. The largest commercial real estate loan in the Company's portfolio at December 31, 1997 had an outstanding balance of $6.4 million, secured by a non-residential building located in New York.

      Student Loans and Other Lending. The Company also originates student loans guaranteed by federal and New York State agencies and personal savings loans collateralized by a borrower's existing savings account balance at the Bank. With the exception of student loans, which the Company generally sells in the secondary market upon the borrower's commencement of repayment of the loan, these other loans are originated for retention. The Company does not currently originate or purchase any other types of business or consumer loans such as loans secured by automobiles, unsecured business loans or credit card loans.

      Loan Approval, Authority and Underwriting. Due to the Company's emphasis on an equity-based lending strategy and reliance upon the value of the property securing a loan to reduce the potential risk of principal loss to the Company, particularly with respect to its No Doc loan programs, the Company has established a comprehensive in house appraisal system made up of 99 staff appraisers, all of whom are state licensed. From time to time, the Company also utilizes third party independent appraisers. The Company's appraisal system involves a three-tier review for every mortgage loan originated by the Company, consisting of an appraisal conducted or reviewed by a licensed appraiser, which is then reviewed by an appraisal manager and, finally, by a loan underwriter familiar with the market. All loans are subject to various approval requirements depending on the size of the loan and assigned credit level.

      Additionally, all one-to four-family mortgage loans exceeding $1.0 million and commercial loans exceeding $3.0 million, require the approval of executive management. The Bank also limits the maximum loan amount to any one individual or business entity to $15.0 million. The Board of Directors is provided a listing of approved loans on a monthly basis. In recent years, the Company has made no loans in excess of $6.5 million.

Delinquent Loans and Foreclosed Assets

      The Company's collection procedures include maintaining continuous contact with the borrower through telephone calls, collection letters and property inspections. The collection staff attempts to make personal contact, Monday through Saturday, by using both the business and home telephone numbers. Telephone calls continue until the loan is current or payment arrangements are made. The Company recently initiated property inspections on selected delinquent loans as both a collateral assessment and collection technique. Such property inspections involve a review of the condition of the property and, if available, contact with the borrower. On or about the 55th day of delinquency, a default letter is sent to the customer which demands payment in full of all arrears within 30 days. On the 91st day of delinquency a certified letter is sent informing the borrower that foreclosure action has commenced. On the 101st day of delinquency the loan is referred to an attorney for foreclosure proceedings. With respect to delinquent mortgage loans with principal balances in excess of $400,000, the same procedures generally apply except that the notices are sent at earlier dates of delinquency, and such loans are referred to the Company's attorney for foreclosure upon the loan becoming 60 days past due.

      The Company discontinues accruing interest and charges-off the accrued interest on all delinquent mortgage loans upon the loan becoming 90 days past due. The Company generally does not restructure the original terms of delinquent loans by modifying the interest rate paid or capitalizing past due interest.

      The Company attempts to accommodate the needs of its borrowers who find themselves in difficult circumstances and minimize its potential losses upon foreclosure by emphasizing the use of forbearance agreements. These forbearance agreements generally provide that the Company will agree to delay foreclosure proceedings if the borrower agrees to repay any accrued interest and principal arrears over a period of up to 36 months in addition to paying the principal and interest due in accordance with the original terms of the loan. The forbearance agreements typically provide that in the event the borrower is not current with payments under the forbearance agreement or any payments due under the original mortgage note, the Company may resume its foreclosure action. As of December 31, 1997, the Company had $61.1 million of loans, or 17.2%, of total non-performing loans subject to such forbearance agreements, the substantial majority of which were one-to four-family mortgage loans.

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

      Based upon the Company's loan-to-value policies, the Company does not believe that the overall risk of loss associated with its current loan portfolio and non-performing assets is excessive. However, the Company's underwriting determinations rely heavily upon the market value of the properties securing the loans and, consequently, no assurances can be given that declines in real estate values in the Company's primary lending area will not result in unanticipated principal losses to the Company or that declines in the regional economies will not result in increased delinquencies or increases in foreclosure-related expenses and expenses related to its other real estate.

      At December 31, 1997, 1996, 1995, 1994 and 1993, loans delinquent 90 days or more were as follows:

                                                          December 31,
                                     --------------------------------------------------------
                                             1997                            1996
                                     --------------------------------------------------------
                                                         90 days or more
                                     --------------------------------------------------------
                                                   Principal                      Principal
                                    Number of      Balance of      Number of      Balance of
                                      Loans           Loans          Loans          Loans
                                     --------------------------------------------------------
                                                     (Dollars in millions)
Mortgage loans:
    One-to four-family ...........   2,596          $  254.6        2,559          $  242.7
    Multi-family .................     372              41.0          430              46.0
    Commercial real estate .......     258              34.0          271              35.2
    Home equity loans ............      48               1.1            7               0.5
                                    ------          --------        -----          --------
       Total mortgage loans ......   3,274             330.7        3,267             324.4
Other loans ......................      84               0.1          168               0.1
                                    ------          --------        -----          --------
       Total loans ...............   3,358          $  330.8        3,435          $  324.5
                                    ------          --------        -----          --------
                                    ------          --------        -----          --------
  Delinquent loans to total loans                      3.71%                           4.36%


                                                                                  December 31,
                                             ---------------------------------------------------------------------------------------
                                                        1995                           1994                      1993 (1)
                                             -------------------------     -------------------------    ----------------------------
                                                                                  90 Days or More
                                             ---------------------------------------------------------------------------------------
                                                            Principal                     Principal                       Principal
                                             Number of      Balance of     Number of      Balance of     Number of        Balance of
                                               Loans          Loans          Loans          Loans          Loans            Loans
                                             ---------------------------------------------------------------------------------------
                                                                            (Dollars in millions)
Mortgage loans:
   One -to four-family .............          2,737          $  254.3        2,438          $  220.9        4,664          $  467.8
   Multi-family ....................            533              57.9          619              68.6          871              93.1
   Commercial real estate ..........            358              46.8          413              56.8          473              65.0
   Home equity loans ...............             16               0.8           14               0.7           26               1.2
                                              -----          --------        -----          --------        -----          --------
      Total mortgage loans .........          3,644             359.8        3,484             347.0        6,034             627.1
Other loans ........................           --              --               46               0.3           64               0.5
                                              -----          --------        -----          --------        -----          --------
      Total loans ..................          3,644          $  359.8        3,530          $  347.3        6,098          $  627.6
                                              -----          --------        -----          --------        -----          --------
                                              -----          --------        -----          --------        -----          --------
Delinquent loans to total loans                                  5.81%                          6.02%                         11.11%

(1) Includes non-performing mortgage loans held for sale, net of charge-offs and valuation reserves.

      The following table sets forth information regarding all non-accrual loans, including loans in forbearance, loans which are 90 days or more delinquent but on which the Company is accruing interest and other real estate owned at the dates indicated. If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $45.3 million, as opposed to $29.5 million, which was included in interest income for the year ended December 31, 1997.

                                                                                  December 31,
                                                       -------------------------------------------------------------
                                                          1997        1996         1995         1994          1993
                                                       -------------------------------------------------------------
                                                                               (Dollars in millions)
Non-accrual mortgage loans .......................     $   355.0    $   356.0    $   402.1    $   391.9    $  678.3(1)
Non-accrual other loans (2) ......................           0.1          0.1       --           --          --
Other loans 90 days or more delinquent
   and still  accruing ...........................        --           --           --              0.3         0.5
                                                       ----------    ---------    ---------    ---------    ---------
          Total non-performing loans (3) .........         355.1        356.1        402.1        392.2       678.8
                                                       ----------    ---------    ---------    ---------    ---------
Other real estate owned, net (4) .................          24.0         28.6         29.2         54.0        74.8
                                                       ----------    ---------    ---------    ---------    ---------
          Total non-performing assets ............     $   379.1    $   384.7    $   431.3    $   446.2    $  753.6
                                                       ----------    ---------    ---------    ---------    ---------
                                                       ----------    ---------    ---------    ---------    ---------
Non-performing loans to total loans ..............           3.97%        4.78%        6.49%        6.80%      12.02% (1) (5)
Non-performing assets to total assets ............           2.90%        2.89%        2.94%        6.42%      10.21% (1) (5)

-------------
(1)   Includes net non-performing mortgage loans held for sale.

(2) Excluding certain other loans delinquent 90 days or more, such as guaranteed student loans, on which principal and interest are guaranteed by the U.S. government and certain other loans on which delinquent principal and interest may be deducted from the borrower's deposit account balances.

(3) As of December 31, 1997, non-accrual loans included 2,824 one-to four-family loans, with an aggregate balance of $269.4 million, 423 multi-family loans with an aggregate balance of $46.0 million, 296 commercial real estate loans with an aggregate balance of $38.0 million, 92 other loans with an aggregate balance of $0.1 million and 54 home equity loans with an aggregate balance of $1.6 million.

(4) Net of related valuation allowance of $0.9 million, $1.3 million, $2.2 million, $5.1 million, and $14.4 million for foreclosed real estate at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(5) Excluding the effect of charge-offs and the $20 million valuation allowance relating to the portfolio of non-performing mortgage loans held for sale, the Company's ratio of non-performing loans to total loans and non-performing assets to total assets would have been 12.61% and 10.70% at December 31, 1993, respectively.

      At December 31, 1997, the Company's net other real estate owned totaled $24.0 million and was held directly by the Company and by subsidiaries of the Company which were formed for the purpose of holding and maintaining certain other real estate. See --"Subsidiary Activities." At such date, the aggregate gross value of other real estate owned was comprised of 214 one-to four-family properties with an aggregate carrying value of $18.4 million, 39 multi-family properties with an aggregate carrying value of $2.6 million and 24 commercial real estate properties with an aggregate carrying value of $3.9 million. The Company or an independent inspector generally conducts monthly external inspections on all properties securing loans in foreclosure and generally conducts external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Company will charge off any loan principal it deems necessary. The Company or an independent inspector conducts periodic inspections of its foreclosed real estate and periodically adjusts its valuation allowance for possible declines in the value of other real estate owned. The Company's valuation allowance for other real estate owned at December 31, 1997 totaled $0.9 million, or 3.6% of the aggregate gross value of other real estate owned. The Company is currently offering for sale substantially all real estate owned as a result of foreclosure, through brokers and through its own personnel.

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


                                                                                                      Six Months         Year
                                                                                                        Ended           Ended
                                                            Year Ended December 31,                  December 31,      June 30,
                                             ----------------------------------------------------    ------------    ----------
                                                1997          1996          1995          1994          1993            1993
                                             ----------    ----------    ----------    ----------    ------------    ----------
                                                                            (Dollars in millions)

Balance at beginning of period.............    $105.0        $105.5        $103.0        $147.0        $136.5          $130.5


Provisions charged to income...............      18.9          15.7           9.5          32.3          25.3            63.6
Transfer from (to) allowance for loans
held for sale..............................        --            --            --          11.6            --           (20.0)

Loans charged-off:

  Mortgage loans held for investment.......      (4.4)        (4.7)          (5.3)        (15.3)        (9.4)           (5.6)
  Other loans..............................      (0.3)        (0.2)           --            --            --             --
  Mortgage loans held for sale.............        --           --            --           (4.9)          --           (20.0)
  Bulk sale charge-off of
    non-performing loans...................        --           --            --          (56.1)(3)       --            --

  Net loan foreclosure costs...............     (11.3)       (12.6)         (10.2)        (16.8)        (6.1)          (12.0)
                                             ----------    ----------    ----------    ----------    ------------    ----------
Total charge-offs..........................     (16.0)       (17.5)         (15.5)        (93.1)       (15.5)          (37.6)
Recoveries.................................       1.1          1.3            8.5 (2)       5.2          0.7             --
                                             ----------    ----------    ----------    ----------    ------------    ----------
Balance at end of period...................    $109.0        $105.0        $105.5        $103.0        $147.0          $136.5
                                             ----------    ----------    ----------    ----------    ------------    ----------
                                             ----------    ----------    ----------    ----------    ------------    ----------

Ratio of net charge-offs during the
 period to average loans outstanding
  during the period........................      0.18%         0.25%         0.12%(2)      1.54%(3)      0.27%           0.71%

Ratio of allowance for possible loan
 losses to total loans receivable at the
  end of the period........................      1.22%         1.41%         1.75%         1.79%         2.63% (1)       2.52% (1)

Ratio of allowance for possible loan
 losses to total non-performing loans at
 the end of the period.....................      30.70%        29.48%        26.24%        26.26%       23.45%          23.70%


(1) Excludes $52.1 million and $60.0 million, net, of non-performing mortgage loans held for sale at December 31, 1993 and June 30, 1993, respectively.

(2) Includes a $6.1 million recovery of 1994's bulk sale charge-off. Excluding the effect of this recovery, the ratio of net charge-offs during the period to average loans during the period was 0.22%.

(3) Excluding the bulk sale charge-off of non-performing loans, the ratio of net charge-offs during the period to average loans during the period was 0.56%.

      The following table sets forth the Company's allocation of the allowance for possible loan losses by loan category and the percent of loans in each category to total loans held for investment at December 31, 1997, 1996, 1995, 1994, and 1993. The entire allowance for possible loan losses is a general valuation allowance applicable to the entire loan portfolio, and the portion of the allowance for possible loan losses allocated to each loan category has been estimated for presentation purposes and does not represent a limitation on the total allowance available to each loan category.


                                                                                    December 31,
                                            ---------------------------------------------------------------------------------------
                                                        1997                          1996                          1995
                                            -----------------------------  ---------------------------  ---------------------------
                                                            Percentage                   Percentage                  Percentage
                                                            of Loans in                  of Loans in                 of Loans in
                                                            Category to                  Category to                 Category to
                                               Amount       Total Loans       Amount     Total Loans      Amount     Total Loans
                                            ------------  ---------------  ----------- ---------------  ----------- ---------------
                                                                              (Dollars in millions)
Loan Category:
Mortgage loans:
One-to-four family                             $81.9           86.0%          $75.5         85.9%         $72.5          85.2%
Multi-family residential                        12.8            7.0            16.0          7.3           18.2           7.9
Commercial                                      13.2            6.0            13.2          6.3           14.6           6.3
Home equity loans from lines of credit           1.1            0.7             0.3          0.2            0.2           0.1
Other loans                                      ---            0.3             ---          0.3            ---           0.5
                                            ------------  ---------------  ----------- --------------- -----------  ---------------
 Total allowance for possible loan losses   $  109.0          100.0%       $  105.0        100.0%        $105.5         100.0%
                                            ============  ===============  =========== =============== ===========  ===============


                                                                   December 31,
                                            ----------------------------------------------------------
                                                         1994                          1993
                                            ----------------------------  ----------------------------
                                                             Percentage                   Percentage
                                                             of Loans in                  of Loans in
                                                             Category to                  Category to
                                                Amount       Total Loans      Amount      Total Loans
                                             -----------  --------------- ------------  --------------
                                                               (Dollars in millions)
Loan Category:
Mortgage loans:
One-to-four family                             $66.5          85.7%        $  99.1         85.4%
Multi-family residential                        19.8           7.9            26.2          8.2
Commercial                                      16.4           6.1            21.1          5.9
Home equity loans from lines of credit           0.3           0.2             0.6          0.4
Other loans                                      ---           0.1             ---          0.1
                                             -----------  --------------- ------------ ---------------
 Total allowance for possible loan losses    $ 103.0         100.0%        $ 147.0        100.0%
                                             ===========  =============== ============ ===============

Environmental Issues

      The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing its loans. In addition, the existence of hazardous materials may make it unattractive for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for loans secured by residential real estate if environmental contamination makes security property unsuitable for use. This could also have a negative effect on nearby property values. The Company attempts to control its risk by training its appraisers, underwriters and members of its Executive Mortgage Loan Committee to be cognizant of signs indicative of environmental hazards. Prior to foreclosure, the Company additionally conducts environmental risk assessments on one-to four-family properties, where the Company has an indication of an environmental problem, and on multi-family and commercial properties, which are used for activities which have a greater degree of environmental risk, such as dry cleaning establishments and other industrial uses. The Company additionally conducts housing and building code violation searches on all multi-family properties prior to foreclosure to assess any potential environmental problems. The Company currently does not make loans secured by gasoline stations, automobile repair facilities or properties on which it is known that gasoline tanks are located. As of December 31, 1997, the Company had 23 loans with an aggregate balance of $2.4 million secured by gas stations, 82 loans aggregating $8.3 million secured primarily by automobile repair facilities or parking facilities, and 128 loans aggregating $18.8 million secured by factories, warehouses and other industrial buildings. At that date, the Company's other real estate owned included two warehouse or industrial properties and two auto repair facilities, with an aggregate carrying value of $0.4 million, all of which were held by a subsidiary of the Company. No gas stations or parking facilities were owned by the Company as of December 31, 1997. The Company has been named as a defendant in several legal complaints involving alleged ingesting of lead based paint, chips or dust by infant plaintiffs. See Item 3-- "Legal Proceedings."

      The Company believes its procedures regarding the assessment of environmental risk are adequate and, as of December 31, 1997, the Company was unaware of any environmental issues which would subject it to any material liability at this time. However, no assurance can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforeseen environmental risks.

Market Risk Management

      Interest rate risk arises in the ordinary course of the Company's business, as the repricing characteristics of its mortgage loans do not necessarily match those of its deposit liabilities. The resulting interest rate risk is managed by careful attention to the mix of asset maturities and deposit offerings and by adjustments to the Company's investment portfolio and the use of off balance sheet instruments such as interest rate swaps. The investment strategies are designed and implemented (within policies and limits approved by the Board of Directors) by the Asset and Liability Management Committee, ("ALCO") comprised of the Chief Executive Officer, the Chief Operating Officer and other Senior Management Officers. Refer to Company's Annual Report to Stockholders for Fiscal Year ended December 31, 1997, pages 15-18.

      The Company entered into interest rate swap contracts to manage interest rate risk. The notional amounts of these contracts approximate $475 million and $300 million at December 31, 1997 and 1996, respectively. The contracts outstanding at December 31, 1997 have an average term of approximately 2 years. Under the terms of the contracts outstanding at December 31, 1997, the Bank pays an average fixed rate of 6.37% and receives an average variable rate of 5.84% on the swaps hedging the fixed rate loan portfolio and pays an average variable rate of 6.01% and receives an average variable rate of 5.88% on the swaps hedging the variable rate securities portfolio.

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

       The Company's money market investments consist of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell ("reverse repurchase agreements"). These reverse repurchase agreements generally bear a higher rate of interest than federal funds sold and are collateralized by securities having market values of at least 102% of the amount of the funds advanced which are held by a third party custodian.

      The Company designates securities as held to maturity, available for sale, or held for trading purposes. Securities held for indefinite periods of time for use in asset/liability management are classified as available for sale and are carried at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. Securities held for trading purposes are carried at fair value with market revaluations recognized as realized gains and losses, included in non-interest income.

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

      The table below sets forth certain information regarding the carrying and market values of the Company's money market investments, securities available for sale, securities held to maturity, and securities held for trading purposes.

                                                                                 December 31,
                                          ----------------------------- ----------------------------- -----------------------------
                                                      1997                           1996                         1995
                                          ----------------------------- ----------------------------- -----------------------------
                                             Amortized         Fair       Amortized          Fair        Amortized          Fair
                                               Cost           Value         Cost            Value          Cost            Value
                                          ----------------------------- ----------------------------- -----------------------------
                                                                              (In millions)

Money market investments (1)                $ 1,060.0       $ 1,060.0     $   494.1       $   494.1       $ 1,550.7     $ 1,550.7
                                          ============= =============== ============= =============== =============== =============
Securities:
Securities available for sale:
U.S. Government and Federal agency
obligations:
   U.S. Treasury notes/bills                $   700.6       $   695.8     $ 1,944.3       $ 1,928.4       $ 1,352.3     $ 1,356.3
   Agency notes/Asset-backed
     securities                                 125.9           125.8          66.4            66.4         2,417.0       2,417.0
Mortgage-backed securities                      780.6           779.6       1,881.0         1,857.9         1,668.8       1,693.8

Collateralized mortgage obligations             113.9           114.4          32.4            32.4           ---           ---

Trust certificates collateralized by
     GNMA securities                            124.5           123.6         409.8           406.5           430.3         428.8
Corporate asset-backed securities                25.0            25.0         ---             ---             ---           ---
Commercial paper                                113.5           113.5         ---             ---             ---           ---
Other                                            30.0            30.0          63.9            63.8             0.6           0.6
                                          ------------- --------------- ------------- --------------- --------------- -------------
    Total securities available for sale     $ 2,014.0       $ 2,007.7     $ 4,397.8       $ 4,355.4       $ 5,869.0     $ 5,896.5
                                          ============= =============== ============= =============== =============== =============
Securities held to maturity:
Tax-exempt municipals                       $     0.6       $     0.6     $     0.6       $     0.6       $     0.7     $     0.7
Financial                                         3.4             3.4           3.4             3.4             3.6           3.7
                                          ------------- --------------- ------------- --------------- --------------- -------------
    Total securities held to maturity       $     4.0       $     4.0     $     4.0       $     4.0       $     4.3     $     4.4
                                          ============= =============== ============= =============== =============== =============
Trading assets                              $    25.0       $    25.0     $   ---         $   ---         $   ---       $   ---
                                          ============= =============== ============= =============== =============== =============

(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell

The table below sets forth certain information regarding the amortized costs, weighted average yields and maturities of the Company's money market investments, securities available for sale and held to maturity, and trading assets at December 31, 1997. There were no securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1997.


                                                                               December 31, 1997
                                        --------------------------------------------------------------------------------------
                                          One Year or Less      One to Five Years    Five to Ten Years    More than Ten Years
                                        ---------------------  -------------------  --------------------  --------------------

                                                    Weighted              Weighted              Weighted              Weighted
                                        Amortized   Average   Amortized   Average   Amortized   Average   Amortized   Average
                                          Cost       Yield      Cost        Yield      Cost     Yield        Cost      Yield
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                                                           (Dollars in millions)
Money market investments (1)            $ 1,060.0     6.44%      $  ---       ---%     $  ---      ---%      $  ---       ---%
Securities available for sale:
U.S. Treasury notes/bills               $   350.4     5.36%      $350.2      5.27%     $  ---      ---%      $  ---       ---%
Agency notes/Asset-
  backed securities                           ---      ---         90.0      6.37        35.9     5.97          ---       ---
Mortgage-backed securities                    ---      ---        116.6      5.99        17.3     6.50        646.7      6.46
Collateralized mortgage
   obligations                                ---      ---         13.0      5.81        56.8     6.76         44.1      6.45
Trust certificates
   collateralized by
     GNMA securities                          ---      ---          ---       ---       124.5     6.18          ---       ---
Corporate asset-backed securities             ---      ---          ---       ---        25.0     6.09          ---       ---
Commercial paper                            113.5     6.52          ---       ---         ---      ---          ---       ---
Other (2)                                     ---      ---          ---       ---         ---      ---         30.0      5.04
                                        ---------             ---------             ---------             ---------
  Total securities available for sale   $   463.9     5.64%     $ 569.8      5.60%     $259.5     6.29%     $ 720.8      6.40%
                                        =========             =========             =========             =========
Securities held to maturity:
Tax exempt municipals                   $     ---      ---%     $   ---       ---%     $  ---      ---%     $  0.6       7.50%
Financial                                     ---      ---          2.1      8.25         ---      ---         1.3       8.00
                                        ---------             ---------             ---------             ---------
  Total securities  held to maturity    $     ---      ---%     $   2.1      8.25%     $  ---      ---%     $  1.9       7.85%
                                        =========             =========             =========             =========
Trading assets                          $    25.0     5.71%     $   ---       ---%     $  ---      ---%     $  ---        ---%
                                        =========             =========             =========             =========



                                                      ----------------------------------------
                                                                Total Securities
                                                      ----------------------------------------
                                                      Average
                                                      Remaining                       Weighted
                                                      Years to   Amortized   Fair      Average
                                                      Maturity    Cost       Value     Yield
                                                      ---------  ---------  --------  --------
Money market investments (1)                               ---    $1,060.0  $1,060.0    6.44%
Securities available for sale:
U.S. Treasury notes/bills                                 1.97    $  700.6  $  695.8    5.31%
Agency notes/Asset-
  backed securities                                       3.29       125.9     125.8    6.25
Mortgage-backed securities                               11.13       780.6     779.6    6.39
Collateralized mortgage
   obligations                                            9.05       113.9     114.4    6.53
Trust certificates
   collateralized by
     GNMA securities                                      7.80       124.5     123.6    6.18
Corporate asset-backed securities                         5.40        25.0      25.0    6.09
Commercial paper                                          0.02       113.5     113.5    6.52
Other (2)                                                  ---        30.0      30.0    5.04
                                                                 ---------  --------
  Total securities available for sale                             $2,014.0  $2,007.7    5.98%
                                                                 =========  ========
Securities held to maturity:
Tax exempt municipals                                    10.33    $    0.6  $   0.6     7.50%
Financial                                                12.47         3.4      3.4     8.15
                                                                 ---------  --------
  Total securities  held to maturity                              $    4.0  $    4.0    8.05%
                                                                 =========  ========
Trading assets                                            1.83    $   25.0  $   25.0    5.71%
                                                                 =========  ========


(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

(2)   Consists primarily of U.S. Agency preferred stock with no stated maturity.

During the year ended December 31, 1997, the Company sold available for sale securities aggregating $2.1 billion, resulting in gross realized gains of $3.9 million and gross realized losses of $1.9 million.

During the year ended December 31, 1996, the Company sold available for sale securities aggregating $3.2 billion, resulting in gross realized gains of $2.7 million and gross realized losses of $2.1 million. There were no sales of securities during the year ended December 31, 1995.

Sources of Funds

      General. Deposits, payments on loans and mortgage-backed securities and maturities and redemptions of investment securities are the primary sources of the Company's funds for lending, investing and other general purposes. Additionally, during 1997, the Company supplemented its funding sources by obtaining investment grade credit ratings from four credit rating agencies. This has allowed the Company to access the wholesale funding markets, as the Company may issue debt instruments.

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

      Long Term Debt. In July 1997, the Company published an Offering Circular under Regulation D authorizing it to issue up to $3 billion of Senior and Subordinated Bank Notes ("Notes"). Of this allowable capacity, the Company has, thus far, issued $200 million of 6.70% Senior Notes maturing July 15, 2002. Interest expense attributed to these Notes for the year ended December 31, 1997 was $6.4 million.

      Guaranteed Preferred Beneficial Interest in Company's Junior Subordinated Debentures. In June 1997, GreenPoint Capital Trust I, a Delaware statutory business trust owned by the Company, issued $200 million of 9.10% Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures ("Capital Securities"). The Junior Subordinated Debentures mature on June 1, 2027. Interest expense attributable to these Capital Securities was $10.7 million for the year ended December 31, 1997.

      At December 31, 1997, the Company had outstanding $723.7 million in certificates of deposit in amounts of $100,000 or more, maturing as follows:

                                                                                                                    Weighted
                                                                                                Amount            Average Rate
                                                                                             ------------         ------------
                                                                                                   (Dollars in millions)
              Maturity Period:

              Three months or less........................................................   $   135.6               5.27%
              Over three through six months.............................................         155.2               5.34
              Over six through twelve months..............................................       250.8               5.47
              Over twelve months..........................................................       182.1               5.88
                                                                                             ---------
                    Total.................................................................   $   723.7               5.51%
                                                                                             =========

      The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of period end balances instead of average balances results in any material differences to the information presented.


                                                                        December 31,
                                ---------------------------------------------------------------------------------------------------
                                                         1997                                        1996
                                -----------------------------------------------   -------------------------------------------------
                                                                    Weighted                                          Weighted
                                                      Percent       Average                            Percent        Average
                                                      of Total      Nominal                            of Total        Nominal
                                       Amount         Deposits        Rate             Amount          Deposits          Rate
                                -----------------  -------------  ------------   -----------------   ------------   --------------
                                                                    (Dollars in millions)
Account type:
Savings and club                    $1,739.4            15.85%        2.43%           $1,901.7           16.60%          2.77%
N.O.W. and checking                    533.9             4.87         1.24               524.2            4.58           1.86
Variable rate savings                1,702.1            15.51         3.37             1,853.7           16.19           3.36
Money market                           478.4             4.36         3.25               561.3            4.90           3.25
                                    --------            -----                         --------           -----
      Total                          4,453.8            40.59         2.68             4,840.9           42.27           2.88
                                    --------            -----                         --------           -----

Term certificates of deposit:
  Certificates of deposit
    over $100,000                      723.7             6.59         5.51               687.8            6.01           5.29
  Certificates of deposit
    less than $100,000 with
    original maturities of:
       Six months or less              222.5             2.03         4.44               227.1            1.98           3.83
       Six to 12 months              1,243.9            11.33         4.84             1,811.2           15.82           4.63
       12 to 30 months               2,054.9            18.73         5.64             1,702.1           14.86           5.44
       30 to 48 months                 334.3             3.05         6.25               258.9            2.26           6.26
       48 to 72 months                 683.9             6.23         5.51               695.6            6.07           5.88
       72 to 84 months                  75.3             0.69         6.40                72.0            0.63           6.56
IRA and Keoghs less than 3 years     1,180.7            10.76         5.21             1,156.7           10.10           5.08

         Total term certificates    --------            -----                         --------           -----
           of deposit                6,519.2            59.41         5.38             6,611.4           57.73           5.17
                                    --------            -----                         --------           -----

         Total deposits            $10,973.0           100.00%        4.28%          $11,452.3          100.00%          4.21%
                                   ---------           ------                        ---------          ------
                                   ---------           ------                        ---------          ------

                                                    December 31,
                                 ---------------------------------------------
                                                        1995
                                 ---------------------------------------------
                                                                     Weighted
                                                       Percent       Average
                                                       of Total      Nominal
                                        Amount         Deposits        Rate
                                 -----------------  -------------  ------------
                                                (Dollars in millions)

Account type:
Savings and club                    $ 2,034.7           15.77%         2.79%
N.O.W. and checking                     501.8            3.89          1.89
Variable rate savings                 1,995.3           15.47          3.52
Money market                            635.7            4.93          3.31

                                     --------           -----
       Total                          5,167.5           40.06          2.99
                                     --------           -----
Term certificates of deposit:
  Certificates of deposit over
    $100,000                            771.0            5.98          5.72
  Certificates of deposit less
    than $100,000 with original
    maturities of:
       Six months or less               589.7            4.57          4.87
       Six to 12 months               2,111.9           16.37          5.20
       12 to 30 months                1,659.7           12.87          5.88
       30 to 48 months                  272.3            2.11          5.93
       48 to 72 months                  944.3            7.32          6.42
       72 to 84 months                   80.6            0.63          6.80
IRA and Keoghs less than 3 years      1,301.3           10.09          5.42

       Total term certificates       --------           -----
        of deposit                    7,730.8           59.94          5.62
                                     --------           -----

       Total deposits               $12,898.3          100.00%         4.57%
                                    ---------          ------
                                    ---------          ------


                                       18

      The following table presents, by various rate categories, the amount of certificates of deposit outstanding at the dates indicated.

                                         December 31,                              Maturities at December 31, 1997
                           -------------------------------------      --------------------------------------------------------
                                                                        Within         One to
                              1997         1996         1995           One Year      Three Years    Thereafter      Total
                           ------------ ------------ -----------      ------------  -------------- ------------- -------------
                                                                            (In millions)
Certificates of deposit
   accounts:

3.99% or less               $  1,064.4    $ 1,237.3   $    127.8       $   1,001.6       $ 62.7     $      0.1     $   1,064.4

4.00% to 4.99%                   343.6      1,149.5      1,215.0             143.2        180.6           19.8           343.6

5.00% to 5.99%                 4,300.9      3,166.9      3,869.6           3,335.9        890.9           74.1         4,300.9

6.00% to 6.99%                   664.3        751.5      1,893.2             154.0        379.8          130.5           664.3

7.00% to 7.99%                   141.2        297.2        606.2             113.3         13.6           14.3           141.2

8.00% to 8.99%                     3.8          8.1         11.1               1.4          1.9            0.5             3.8

9.00% or greater                   1.0          0.9          7.9               0.4          0.6            ---             1.0
                           ------------ ------------ -----------      ------------  -------------- ------------- -------------
        Total               $  6,519.2    $ 6,611.4   $  7,730.8       $   4,749.8   $  1,530.1     $    239.3     $   6,519.2
                           ============ ============ ===========      ============  ============== ============= =============

Subsidiary Activities

      The Company has formed three subsidiaries:

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

      GreenPoint Capital Trust I. This subsidiary was incorporated on June 3, 1997. The subsidiary issued $200 million of Capital Securities, the proceeds of which were used for general corporate purposes, including the repurchase of stock and financing growth.

      As of December 31, 1997 the Bank has formed ten subsidiaries:

      GreenPoint Mortgage Corp. This subsidiary was incorporated on October 12, 1994 and began operations in the first quarter of 1995. On July 7, 1995, GPMC acquired the wholesale residential mortgage lending business of BarclaysAmerican/Mortgage Corp. ("BAM"). On April 30, 1997, the Company purchased the Columbus, Georgia mortgage servicing operations of Citizens Financial Group. GPMC's activities consist of the origination, sale and servicing of mortgage loans.

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

      75 Route 25A Realty Corp. This subsidiary was incorporated on June 7, 1996, as a real estate investment subsidiary.

      GreenPoint Corporate Officer Life Insurance. This subsidiary was incorporated on July 25, 1996, as an insurance trust established for the purpose of purchasing corporate life insurance policies for the officers of the Company.

           Other Real Estate Subsidiaries. The Bank has formed five wholly-owned subsidiary corporations, all of which are incorporated under the laws of the State of New York, for the purpose of holding and maintaining certain properties acquired by the Bank as a result of foreclosure proceedings or deeds in lieu thereof. As of December 31, 1997, four of these subsidiaries were active. The Bank attempts to limit the carrying value of property held by any one subsidiary to approximately $5 million. Accordingly, in the event the Bank acquires additional properties through foreclosure or deeds in lieu thereof, the Bank may form additional subsidiaries for the purpose of holding and maintaining such properties. The properties selected by the Bank to be held in its subsidiaries generally consist of multi-family properties with five units or more, commercial properties and one-to four-family properties which have been identified by the Bank as having attributes which may subject the Bank to liabilities beyond those normally associated with its other real estate such as properties which are not in compliance with building codes or properties with potential environmental problems. A description of the Bank's subsidiaries are set forth below:

      Neerg Corp. This subsidiary was formed in January 1990 and currently holds 11 properties having an aggregate carrying value of $1.1 million and an aggregate appraised value of $1.3 million, as of December 31, 1997, based on the Company's most recent appraisals.

      298 15th Street Realty Corp. This subsidiary was formed in January 1993 and currently holds 13 properties having an aggregate carrying value of $1.2 million and an aggregate appraised value of $1.4 million as of December 31, 1997, based on the Company's most recent appraisals.

      Neerg Second Corp. This subsidiary was formed in June 1993 and currently holds 26 properties having an aggregate carrying value of $2.8 million and an aggregate appraised value of $3.8 million, as of December 31, 1997, based on the Company's most recent appraisals.

      Alpha REO Corporation. This subsidiary was formed in March 1994 and currently holds 6 properties having an aggregate carrying value of $0.5 million and an aggregate appraised value of $0.7 million, as of December 31, 1997, based on the Company's most recent appraisals.

      Beta REO Corp. This subsidiary was formed in June 1994 and currently holds no properties.

      Liquidation of Subsidiary:

      GreenPoint Mortgage Trust. This subsidiary was incorporated on February 16, 1996, as a real estate investment trust established for the purpose of acquiring, holding and managing real estate mortgage assets. On December 15, 1997, the voluntary liquidation of GreenPoint Mortgage Trust was completed.

Savings Bank Life Insurance

      As an issuing Company, the Company offers Savings Bank Life Insurance ("SBLI") to its customers up to the legal maximum of $50,000 per insured individual and, as a trustee Company, offers an additional $500,000 in group coverage per insured under SBLI's Financial Institution Group Life Insurance policy. The Company also offers insurance coverage for qualifying full-time employees in amounts up to $1,000,000 and group mortgage life insurance in amounts up to $220,000. The SBLI Department's activities are segregated from the Company and, while they do not materially affect the Company's earnings, management believes that offering SBLI is beneficial to the Company's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Company for expenses incurred on its behalf.

Personnel

      As of December 31, 1997, the Company had 1,739 full-time employees and 212 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

           Bad Debt Reserves. For tax years prior to 1996, under the Internal Revenue Code a special bad debt deduction for additions to the tax bad debt reserve was allowed. Recently enacted federal legislation eliminated this reserve method. For tax years beginning after December 31, 1995, the Bank is only permitted to take federal deductions for bad debts on the basis of actual loan charge off activity (specific charge-offs). This legislation also requires that the Bank recapture into taxable income the portion of existing tax bad debt reserve created in tax years beginning after December 31, 1987 over a six year period. The amount of such reserve subject to recapture at December 31, 1997 is approximately $2 million.

       Provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank is permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Bank's loss history ("Experience Method") or a statutory percentage equal to 32% of the Bank's New York State or City taxable income ("Percentage Method"). The Bank used the percentage method for 1996 and expects to use the percentage method for 1997.

       Taxable Distributions and Recapture. Under prior federal law, tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non dividend distributions or cease to maintain a bank charter. Management has no intention of taking such actions.

      At December 31, 1997, the Bank's total federal pre-1988 reserve was approximately $140 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

       The Bank also maintains a state and local tax reserve for qualifying loans in excess of the federal reserve for which no state and local tax has been provided. The amount of the Bank's state and city tax reserve for qualifying loans in excess of the Federal Reserve balance as of December 31, 1997 was approximately $295 million and $296 million, respectively. In the event the Bank were to allow "qualifying assets" to fall below 60% of total assets or otherwise fail definitional tests, the Bank would no longer be subject to the New York State and City reserve method of computing bad debt deductions as described above. As a result, the Bank would record a charge relating to this balance of the then existing state and city tax reserves. Future bad debt deductions would be based on a "5 year experience" method which is closely reflective of financial statement loan charge-off activity. Management is not contemplating any actions that would cause recapture of the qualifying reserves into taxable income.

       Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is calculated as federal taxable income adjusted for certain items of "tax preference". For tax years beginning before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million, was imposed on corporations, including the Company, whether or not an alternative minimum tax ("AMT") was paid. The Company does not expect to be subject to the AMT. The Company was subject to an environmental tax liability for the tax year ended December 31, 1995, which was not material.

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

      A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1997, the surcharge rate is 17% of the State franchise tax liability. New York City does not impose surcharges applicable to the Company.

      The Company is being audited by the New York City Department of Finance for the tax years 1992 and 1993. Management of the Company believes that any actions taken by the taxing authorities will not materially affect the financial condition and results of operations of the Company.

       Multi State Taxation. Generally, GPMC is subject to tax in a state on the basis of income generating activities occurring within that state. Generally, state taxes are imposed on allocated income, average assets or a nominal minimum tax. For the tax year ended December 31, 1997, GPMC is expected to file returns in most states using the allocated income alternative.

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

      New York State Law. The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto. See "Federal Deposit Insurance Corporation Improvement Act of 1991--Restrictions on State-Chartered Banks."

      The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Banking Department, as limited by FDIC regulations. See "Federal Deposit Insurance Corporation Improvement Act of 1991--Restrictions on State-Chartered Banks." Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets subject to specified limits.

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

      The final rule adopted by the FDIC on September 15, 1992, to implement the prompt corrective action section of FDICIA, generally provides that an insured institution that has a total capital to risk-based assets ratio of less than 8.0%, core capital to risk-based assets of less than 4.0% or core capital to total assets ("leverage capital ratio") of less than 4.0% would be considered to be "undercapitalized." An insured institution that has total capital to risk-based assets of less than 6.0%, core capital to risk-based assets of less than 3.0% or a leverage capital ratio that is less than 3.0% would be considered to be "significantly undercapitalized" and an insured institution that has a tangible capital to assets ratio equal to or less than 2.0% would be deemed to be "critically undercapitalized." See "--Capital Maintenance." Generally, under the rule, an insured institution that is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The filing of a capital restoration plan, which must be guaranteed by any parent holding company, is also required. In addition, "critically undercapitalized" institutions must receive prior written approval from the FDIC to engage in any material transaction other than in the normal course of business.

      Insurance of Deposit Accounts. The Bank is a member of the Bank Insurance Fund ("BIF") of the FDIC. Approximately 76% of the Bank's deposits (or approximately $8.42 billion), are insured by the BIF, while the remainder, (or approximately $2.65 billion), are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Deposit insurance premium rates on the Bank's BIF-insured deposits are currently 1.256 and 6.28 basis points on the Bank's SAIF deposits.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At December 31, 1997, the Bank's capital exceeded the capital requirements imposed by the FDIC.

      Capital Maintenance. FDIC regulations require insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital ratio requirement of not less than 3% for banks that receive the highest examination rating awarded by the FDIC. For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Tier 1 capital (also referred to as "Core capital") is comprised of the sum of common stockholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights). At December 31, 1997, the Bank's ratio of Tier 1 capital to total assets equaled 7.08%, which exceeded the minimum leverage requirement.

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

      At December 31, 1997, the Bank's total capital to risk-weighted assets ("risk-based capital ratio") was 15.34% and its Tier 1 capital to risk-weighted assets ("Tier 1 risk-based capital ratio") was 14.09%, which exceeded the FDIC risk-based capital requirements.

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

     Annual Independent Audit and Reporting Requirements. On June 2, 1993, the FDIC adopted a final rule and related guidelines implementing the external audit, audit committee and management reporting requirements of Section 36 of the FDI Act. Under the FDIC rule, each insured depository institution with $500 million or more in total assets as of the beginning of each fiscal year after December 31, 1992 must have an annual audit of its financial statements by an independent accountant in accordance with GAAP and file an annual report with the FDIC, its primary federal regulator and any appropriate state Banking agency. For an insured depository institution that is a subsidiary of a holding company, the independent audit requirement of the rule may be satisfied by audited financial statements of the consolidated holding company. The annual report required by the rule must contain: financial statements audited by an independent public accountant; a statement of management's responsibilities for preparing the annual financial statements, establishing and maintaining adequate internal control over financial reporting, and complying with laws, regulations, or guidelines relating to safety and soundness designated by the FDIC and the appropriate Federal Banking agency; a separate assessment by management on the effectiveness of internal control and the institution's compliance with the designated safety and soundness laws, regulations and guidelines; and the independent public accountant's report on management's assertions concerning the internal control over financial reporting.

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

      Extensions of Credit. Under FDICIA, the federal banking agencies are required to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under joint regulations adopted by the banking agencies, which became effective March 19, 1993, all financial institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

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

      New York State Regulation. New York State also requires banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank is subject to periodic reviews by the Banking Department in regards to a bank's CRA performance. The NYCRA requires the Banking Department to make a written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's NYCRA rating, received at its last review from the Banking Department in 1996, was "outstanding", the highest rating available.

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

      The Company is required, under certain circumstances, to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The BHCA also prohibits the acquisition by the Company of more than 5% of the voting shares, or substantially all the assets of a bank located outside the State of New York unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. New York State banking law permits the interstate acquisition of banking institutions by bank holding companies on a nationwide and reciprocal basis. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the Banking Department.

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

      Acquisition of the Company--Federal Restrictions. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB has 60 days within which to act on such notice, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. See "Holding Company Regulation."

      New York State Change-in-Control Restrictions. In addition to the CIBCA, the New York State Banking Law generally requires prior approval of the New York State Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution which is organized in New York State. See "Restrictions on Acquisition of the Company and the Bank--Regulatory Restrictions--New York State Change-in-Control Regulation."

      Federal Securities Law. The Company's Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2.  PROPERTIES

      The Company's executive office is located at 90 Park Avenue, New York, New York. This location contains approximately 41.1 thousand square feet of commercial office space, located on the 4th floor, which the Company leases. The Company also has an operating center at 1981 Marcus Avenue, Lake Success, New York. This location contains approximately 105.3 thousand square feet of commercial office space, which the Company leases. In addition to Lake Success, New York, the Company's operating center in Charlotte, North Carolina at 5032 Parkway Plaza Boulevard, contains 40.6 thousand square feet, which the Company leases. The Company's servicing operations center is located in Columbus, Georgia. In Columbus, the Company owns the property at 2300 Brookstone Boulevard, which contains 34.7 thousand square feet of office space. Also, in Columbus, is another property which the Company leases, located at 2920 Fourth Avenue. This property contains 15.4 thousand square feet, and is used for office and storage space.

      The Company operates its consumer banking activities out of 74 branches located throughout the New York Metropolitan area.

      The Company operates its mortgage lending activities from its Lake Success operating center, as well as Charlotte, North Carolina and Englewood Cliffs, New Jersey. Hub offices are located in California, Connecticut, Florida, Illinois, Massachusetts, Pennsylvania, Texas and Virginia.

ITEM 3.  LEGAL PROCEEDINGS

Pending Litigation

      With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank has been named as a defendant in fifteen unrelated legal complaints which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are ten other instances of threatened litigation. The complaints are in various early stages of discovery. Outside counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at this time. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition and results of operations.

      The Bank is a defendant in a purported class action lawsuit titled Joseph Sabbatino and Jean Sabbatino, and all others similarly situated, v. GreenPoint Savings Bank, CV-97-1838, United States District Court, Eastern District of New York, in which plaintiffs allege that the Bank collected monthly mortgage escrow reserves in excess of the amounts it is entitled to collect under applicable law and the mortgage contract. Plaintiffs seek, among other things, treble damages and injunctive relief under breach of contract theories and alleged violation of the Federal Racketeer Influenced and Corrupt Organization Act ("RICO"), and a judgment based upon alleged breach of contract, breach of fiduciary duty and intentional and/or negligent misrepresentation. The Bank has filed an answer denying all of the Plaintiff's claims, believes its mortgage loan servicing practices with respect to escrow deposits comply in all material respects with applicable requirements, and intends to defend vigorously this action. While the ultimate outcome of this lawsuit, whether by judgment or a satisfactory settlement, cannot be predicted, management does not believe that the outcome of this litigation is likely to have a material adverse effect on the consolidated financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to the Company's shareholders during the quarter ended December 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS

      The following sets forth certain information regarding the individuals who are deemed to be executive officers of the Company.

   Thomas S. Johnson, 57, was Chairman, President and Chief Executive Officer of the Company and of the Bank from August 1993 to October 1997. Since that time, he has been Chairman and Chief Executive Officer. Mr. Johnson previously served as President of both Chemical Bank and Manufacturers Hanover Trust Company. He is a Director of R.R. Donnelley & Sons Company, a printing company, Online Resources & Communications Corporation and Alleghany Corporation, and a trustee of not-for-profit organizations including The Institute of International Education, The Asia Society, The United States Japan Foundation, WNET Channel 13, New York, and Trinity College. A graduate of Trinity, Mr. Johnson received a masters degree in business administration from Harvard University.

   Bharat B. Bhatt, 54, joined the Company in July 1995 and serves as President and Chief Operating Officer. Prior to that he served as Vice Chairman of the Company and the Bank. Prior to joining the Company, Mr. Bhatt was the Chief Financial Officer of Shawmut National Corporation (1992 -1994), Senior Vice President at Mellon Bank (1989-1992) and Vice President at Chemical Bank (1971-1989). Mr. Bhatt holds a Bachelor of Laws and a Bachelor of Commerce degree from the University of Bombay. Mr. Bhatt attended the Management Program at Harvard Business School. Mr. Bhatt is also a member of the Institute of Chartered Accountants.

   Ralph Hall, 48, is Executive Vice President, Mortgage Banking, of the Company and the Bank. Mr. Hall had been General Manager, Chief Operating Officer and Director of General Motors Acceptance Corporation (GMAC) Mortgage from 1992 to 1994; and President, Chief Executive Officer and a Director of GMAC Capital Corp. from 1988 to 1992. Mr. Hall began his mortgage career at Citicorp Mortgage, Inc. from 1986 to 1988; his last position at the Company being Vice President of Operations and Product Development. Previously, he was a Senior Consulting Manager with Arthur Andersen & Co. from 1978 to 1986. Ralph Hall served in the United States Marine Corps from 1967 to 1971. Mr. Hall holds a MBA at the University of Houston (1977) and a BS/BA in Accounting and Economics at Southwest Missouri State University (1974).

   S.A. Ibrahim, 46, joined GreenPoint Bank in March 1997 as Executive Vice President, Risk Management. Prior to joining the Bank, Mr. Ibrahim was in charge of International Reengineering at American Express' Travel Related Services Company. Previously, he held various positions at Chemical Banking Corporation, including Chief Executive Officer of the Mortgage Business, Chief of Staff to the Vice Chairman in charge of Consumer Banking and Chief Credit Officer for Consumer Banking. He has also been head of the Credit Card Operations at Crocker Bank and Chief Financial Officer of the Business Services Division at Bank of America. Mr. Ibrahim holds a B.E. in Engineering from Osmania University in Hyderabad, India, and an MBA in Finance from the Wharton School at the University of Pennsylvania.

   Jeffrey R. Leeds, 52, joined the Bank in September 1995 and serves as Executive Vice President of Finance. Prior to that, he served as Senior Vice President and Treasurer. Prior to joining the Bank, Mr. Leeds held a variety of positions at Chemical Bank. His final assignment was as Head of the Asset and Liability Management staff. Prior to that he served for seven years as Chief Money Market Economist. Mr. Leeds began his career as an economist at the First National Bank of Chicago. He also spent two years as Director of New Product Development at the Chicago Board Options Exchange. Mr. Leeds earned a Bachelor's Degree in economics from the University of Michigan and holds a Masters in Business Administration and Master of Philosophy from the Columbia University Graduate School of Business.

   Charles P. Richardson, 51, joined the Company in April, 1993 and serves as the Company's and Bank's Executive Vice President, Corporate Development. Prior to that, he served as Executive Vice President and Chief Financial Officer. Prior to his joining the Company, Mr. Richardson was Executive Vice President and Chief Financial Officer for Dollar Dry Dock Bank (1985-1992) and was a banking and thrift industry consultant (1992-1993). Mr. Richardson holds a business degree in Accounting from Temple University.

   Ramesh Shah, 49, joined the Bank in June 1996 as Executive Vice President, Marketing and Product Development. Prior to joining the Bank, Mr. Shah was Senior Vice President of NatWest Bancorp. (1994 - 1996); Senior Vice President of Shearson Lehman Brothers (1991 - 1994) and Senior Vice President of American Express Company (1988 - 1991). Mr. Shah holds a Masters in Business Administration from Columbia University and a Bachelor of Arts degree from Bates College.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is currently listed on the New York Stock Exchange (NYSE) under the symbol "GPT." Trading in the Company's stock commenced on January 28, 1994. As of March 23, 1998, 85,245,482 shares of common stock were issued and outstanding, and held by approximately 4,412 holders of record. The Company paid a cash dividend of $0.125 per share in March, June, September and December 1997. In 1996 the Company paid a cash dividend of $0.10 per share in February, May, August and November.

      Information relating to the high, low and quarter-end closing sales prices of the Common Stock appears on page 44 in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

      On March 4, 1998, the Company completed a 2-for-1 split of its common stock. Accordingly, the financial statements for all years presented have been restated to reflect the impact of the stock split.

ITEM 6.  SELECTED FINANCIAL DATA

      The above-captioned information appears under "Five Year Selected Consolidated Data" on pages 11 and 12 in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

      In addition, the Company's ratios of average equity to average assets is 10.19%, 10.58%, and 17.00% for the years ended December 31, 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The above captioned information appears under "Management's Discussion and Analysis" on pages 13 through 21 in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.


      Impact of the Year 2000

      The Year 2000 issue is the result of many computer programs that were written using two digits rather than four to define an applicable year. Any of the computer programs used by the Company, its suppliers or outside service providers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

      The Company has determined that it will be required to modify or replace portions of its software so that its computer system will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company.

      The Company has also initiated formal communications with all of its suppliers and service providers (including hardware, software, processing, voice and data communication, facility components and services) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their respective Year 2000 issue. The Company will work with each of these third parties, to the extent it can to facilitate remediation of the Year 2000 issue and will actively participate in testing of each system to ensure Year 2000 compliance. However, there can be no guarantee that the systems of third parties upon which the Company relies will be timely remediated, or that a failure to remediate by a third party would not have a material adverse effect on the Company. The Company will utilize both internal and external resources for the Year 2000 project.

      The Company's total Year 2000 project cost includes estimated costs and time associated with the impact of a third party's Year 2000 issue, together with the costs of outside consultants and the purchase of replacement programs. The total cost of the Year 2000 project is estimated to be immaterial to the Company's financial statements. Such costs will be funded through operating cash flows and expensed as incurred. The current status and costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the failure of outside third parties to remediate their Year 2000 issue on a timely basis, and similar uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The above captioned information appears on pages 22 through 44 in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Information contained in the Company's Current Report on Form 8-K, which was filed with the SEC on March 12, 1996, is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information presented under the heading "Information with Respect to Nominees and Continuing Directors" on pages 3 through 5 in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 1, 1998, which was filed with the SEC on March 19, 1998, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       Information relating to executive compensation included under the heading "Executive Compensation" on pages 10 through 12 (excluding the Stock Performance Graph on page 12) in the Company's Definitive Proxy Statement for its Annual meeting of Shareholders to be held on May 1, 1998, which was filed with the SEC on March 19, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information relating to security ownership of certain beneficial owners and management included under the heading "Securities Owned by Directors and Executive Officers" on page 6 in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 1, 1998, which was filed with the SEC on March 19, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" on page 17 in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 1, 1998, which was filed with the SEC on March 19, 1998, is incorporated herein by reference.

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                           GreenPoint Financial Corp.
            List of Exhibits (filed herewith unless otherwise noted)

(a) The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Shareholders:


                                                                            Pages
                                                                            -----
Consolidated Statements of Financial Condition as of December 31, 1997
and 1996 ...............................................................     22

Consolidated Statements of Income for the years ended December 31,
1997, 1996 and 1995 ....................................................     23

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 1997, 1996 and 1995 .................................     24

Consolidated Statements of Cash Flows for the years ended December 31,
1997, 1996 and 1995 ....................................................     25

Notes to the Consolidated Financial Statements .........................     27

Exhibit
Number
-------

 2.1 Purchase of Assets and Liability Assumption Agreement by and between Home Savings of America, FSB, and GreenPoint Bank (1)
 3.1      Certificate of Incorporation of GreenPoint Financial Corp. (2)
 3.2      Bylaws of GreenPoint Financial Corp.
 3.3      Restated Organization Certificate of GreenPoint Bank (3)
 3.4      Bylaws of GreenPoint Bank
10.1 Employment Agreement and Change of Control Agreement between GreenPoint Financial Corp., GreenPoint Bank and Bharat B. Bhatt (4)
10.2 Amended Employment Agreement between GreenPoint Financial Corp., GreenPoint Bank and Thomas S. Johnson (5)
10.3 Change of Control Agreement between GreenPoint Financial Corp., GreenPoint Bank and Charles P. Richardson
10.4      GreenPoint Financial Corp. Amended and Restated 1994 Stock Incentive
          Plan (6)
10.5      GreenPoint Financial Corp. 1994 Non-Employee Directors Stock Option
          Plan (7)
10.6      GreenPoint Financial Corp. 1994 Annual Incentive Plan (8)
10.7      GreenPoint Financial Corp. 1994 Long Term Incentive Plan (9)
10.8      GreenPoint Bank Recognition and Retention Plan for Employees (10)
10.9      GreenPoint Bank Retirement Plan for Independent Directors (11)
10.10     GreenPoint Bank 1993 Directors' Deferred Fee Stock Unit Plan (12)
10.11     GreenPoint Bank Employee Protection Plan for Officers (13)
10.12     GreenPoint Bank Employee Protection Plan for Staff Members (14)
11.1      Statement Regarding Computation of Per Share Earnings
12.1      Statement Regarding Computation of Ratios
13.1      Annual Report to Shareholders for Fiscal Year ended December 31, 1997
21.1      Subsidiaries of the Company
23.1      Consents of Independent Accountants
23.2      Reports of Independent Accountants
27.1      Financial Data Schedule

---------------
(1) Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, dated June 30, 1995
(2) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, dated March 31, 1995
(3)  Incorporated by reference to Exhibit 3.3 to the 1994 10-K
(4)  Incorporated by reference to Exhibit 10.1 to the 1996 10-K
(5)  Incorporated by reference to Exhibit 10.1 to the 1994 10-K
(6)  Incorporated by reference to Exhibit 10.3 to the 1994 10-K
(7)  Incorporated by reference to Exhibit 10.4 to the 1994 10-K
(8)  Incorporated by reference to Exhibit 10.5 to the 1994 10-K
(9)  Incorporated by reference to Exhibit 10.6 to the 1994 10-K
(10) Incorporated by reference to Exhibit 10.7 to the 1994 10-K
(11) Incorporated by reference to Exhibit 10.8 to the 1994 10-K
(12) Incorporated by reference to Exhibit 10.9 to the 1994 10-K
(13) Incorporated by reference to Exhibit 10.10 to the 1994 10-K
(14) Incorporated by reference to Exhibit 10.11 to the 1994 10-K

Financial Statements Schedules
     The Schedules have been omitted as the required information is either not applicable or has been included in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

Reports on Form 8-K

    No current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended December 31, 1997.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GreenPoint Financial Corp.

                                 By:
                                      ------------------------------
                                      Thomas S. Johnson
                                      Chairman of the Board
                                      and Chief Executive Officer

Dated: March 11, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


Signature                                 Title                           Date
---------                                 -----                           -----

 /s/ Thomas S. Johnson
----------------------------      Chairman of the Board                  3/11/98
     Thomas S. Johnson            and Chief Executive Officer

 /s/ Bharat B. Bhatt
----------------------------      Member of the Board,
     Bharat B. Bhatt              President and Chief                    3/11/98
                                  Operating Officer

 /s/ Edward C. Bessey
----------------------------      Director                               3/11/98
     Edward C. Bessey

 /s/ Dan F. Huebner
----------------------------      Director                               3/11/98
     Dan F. Huebner


----------------------------      Director                               3/11/98
     William M. Jackson



Signature                                 Title                           Date
---------                                 -----                           -----

 /s/ Susan J. Kropf
----------------------------      Director                               3/11/98
     Susan J. Kropf

 /s/ Robert M. McLane
----------------------------      Director                               3/11/98
     Robert M. McLane

 /s/ Charles B. McQuade
----------------------------      Director                               3/11/98
     Charles B. McQuade

 /s/ Alvin N. Puryear
----------------------------      Director                               3/11/98
     Alvin N. Puryear

 /s/ Robert P. Quinn
----------------------------      Director                               3/11/98
     Robert P. Quinn

 /s/ Edward C. Schmults
----------------------------      Director                               3/11/98
     Edward C. Schmults

 /s/ Wilfred O. Uhl
----------------------------      Director                               3/11/98
     Wilfred O. Uhl

 /s/ Robert F. Vizza
----------------------------      Director                               3/11/98
     Robert F. Vizza


Signature                                 Title                           Date
---------                                 -----                           -----
 /s/ Jules Zimmerman
----------------------------      Director                               3/11/98
     Jules Zimmerman

 /s/ Charles P. Richardson
----------------------------      Executive Vice President               3/11/98
     Charles P. Richardson

 /s/ Jeffrey R. Leeds
----------------------------      Executive Vice President,              3/11/98
     Jeffrey R. Leeds             Finance (Principal Financial
                                  Officer)

 /s/ Mary Beth Farrell
----------------------------      Senior Vice President                  3/11/98
     Mary Beth Farrell            and Comptroller