Form 10-Q
period 1998-03-31
GREENPOINT FINANCIAL CORP
filed 1998-05-14
CIK 911935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

          [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                           --------------------------

                              For the Quarter Ended
                                 March 31, 1998

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

              X   Yes                      No
             -----                  ------
  As of May 11, 1998 there were 84,218,000 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                    FORM 10-Q

                              For the Quarter Ended
                                 March 31, 1998

                                      INDEX


PART I -- FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----
Item 1 -- Financial Statements

  Consolidated Statements of Financial Condition (unaudited) as of March 31, 1998
  and December 31, 1997                                                                             3

  Consolidated Statements of Income (unaudited) for the quarters ended
  March 31, 1998 and 1997                                                                           4

  Consolidated Statements of Comprehensive Income (unaudited) for the quarters
  ended March 31, 1998 and 1997                                                                     5

  Consolidated Statements of Changes in Stockholders' Equity (unaudited)
  for the quarters ended March 31, 1998 and 1997                                                    6

  Consolidated Statements of Cash Flows (unaudited) for the quarters ended
  March 31, 1998 and 1997                                                                           7

  Notes to the Unaudited Consolidated Financial Statements                                          8

Item 2 -- Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                          11

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings                                                                         25

Item 6 -- Exhibits and Reports on Form 8-K                                                          26

             GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                                                         March 31,             December 31,
                                                                                           1998                    1997
                                                                                        -----------            -----------
  ASSETS                                                                               (In thousands, except share amounts)
  -----
 Cash and due from banks                                                               $     127,268          $     93,173
 Money market investments                                                                    813,725             1,060,007
 Loans receivable held for sale                                                                4,512                 5,532
 Securities available for sale                                                             2,353,541             2,007,707
 Securities held to maturity (fair value of $3,914
   and $4,046, respectively)                                                                   3,902                 4,009
 Trading assets                                                                                  ---                24,951
 Loans receivable held for investment:
      Mortgage loans                                                                       9,026,344             8,905,651
      Other loans                                                                             27,160                30,146
      Deferred loan fees and unearned discount                                               (26,607)              (31,170)
      Allowance for possible loan losses                                                    (110,000)             (109,000)
                                                                                         -----------            -----------
          Loans receivable held for investment, net                                        8,916,897             8,795,627
                                                                                         -----------            -----------
  Other interest-earning assets                                                              117,445               116,951
  Accrued interest receivable, net                                                            79,942                81,201
  Banking premises and equipment, net                                                        117,435               118,792
  Deferred income taxes, net                                                                  64,155                71,359
  Other real estate owned, net                                                                20,436                24,036
  Goodwill                                                                                   565,579               577,141
  Other assets                                                                                43,402               103,032
                                                                                       -------------          ------------
         Total assets                                                                  $  13,228,239          $ 13,083,518
                                                                                       -------------          ------------
                                                                                       -------------          ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
 Deposits:
     N.O.W. and checking                                                               $    500,226           $   533,871
     Savings                                                                              1,694,868             1,739,415
     Variable rate savings                                                                1,698,318             1,702,097
     Money market                                                                           466,503               478,443
     Term certificates of deposit                                                         6,507,741             6,519,152
                                                                                      -------------          ------------
         Total deposits                                                                  10,867,656            10,972,978
                                                                                      -------------          ------------
 Mortgagors' escrow                                                                         149,487               117,806
 Securities sold under agreements to repurchase                                             160,022               106,149
 Trading liabilities                                                                            ---                10,592
 Long term debt                                                                             199,840               199,831
 Guaranteed preferred beneficial interest in Company's junior subordinated
     debentures                                                                             199,724               199,721
 Accrued income taxes payable                                                                61,645                67,723
 Other liabilities                                                                          310,568               139,115
                                                                                      -------------          ------------
          Total liabilities                                                              11,948,942            11,813,915
                                                                                      -------------          ------------
 Commitments and contingencies
 Stockholders' equity:
     Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)               ---                   ---
     Common stock ($0.01 par value; 220,000,000 shares authorized;
         110,261,164 shares issued)                                                           1,103                 1,103
     Additional paid-in capital                                                             835,329               830,441
     Unallocated Employee Stock Ownership Plan (ESOP) shares                               (113,729)             (114,939)
     Unearned stock plans shares                                                             (5,338)               (7,019)
     Retained earnings                                                                    1,162,241             1,142,407
     Accumulated other comprehensive income, net                                             (2,483)               (3,555)
     Treasury stock, at cost (27,968,578 and 27,192,578 shares, respectively)              (597,826)             (578,835)
                                                                                      -------------          ------------
          Total stockholders' equity                                                      1,279,297             1,269,603
                                                                                      -------------          ------------
          Total liabilities and stockholders' equity                                   $ 13,228,239          $ 13,083,518
                                                                                      -------------          ------------
                                                                                      -------------          ------------

(See the accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      Quarter Ended
                                                                                        March 31,
                                                                      -------------------------------------------
                                                                                 1998                     1997
                                                                      --------------------    -------------------
                                                                        (In thousands, except per share amounts)
 Interest income:
      Mortgages                                                       $           198,624     $          168,872
      Money market investments                                                     16,210                  4,343
      Securities                                                                   27,872                 63,118
      Other                                                                         2,379                  2,012
                                                                      --------------------    -------------------
         Total interest income                                                    245,085                238,345
                                                                      --------------------    -------------------
 Interest expense:
      Deposits                                                                    116,002                116,646
      Trading liabilities                                                              20                    ---
      Short-term and other borrowings                                               1,672                  1,263
      Long-term debt                                                                8,041                    ---
                                                                      --------------------    -------------------
         Total interest expense                                                   125,735                117,909
                                                                      --------------------    -------------------

 Net interest income                                                              119,350                120,436
 Provision for possible loan losses                                                (4,012)                (5,017)
                                                                      --------------------    -------------------
 Net interest income after provision for possible loan losses                     115,338                115,419
                                                                      --------------------    -------------------
 Non-interest income:
 Income from fees and commissions:
       Mortgage loan operations fee income                                          3,497                  3,538
       Mortgage servicing fees                                                      1,358                  1,825
       Banking services fees and commissions                                        6,406                  4,865
 Other  income                                                                        192                    492
 Net gain on securities                                                             1,135                    261
 Net gain (loss) on sales of loans                                                    194                    (37)
 Net gain on sale of assets                                                           ---                  2,416
 Gain on sale of branches                                                             ---                  5,850
                                                                      --------------------    -------------------
           Total non-interest income                                               12,782                 19,210
                                                                      --------------------    -------------------

 Non-interest expense:
       Salaries and benefits                                                       23,104                 22,693
       Employee Stock Ownership and stock plans expense                             5,563                  4,810
       Net expense of premises and equipment                                       11,949                 12,100
       Advertising                                                                  1,682                  2,240
       Federal deposit insurance premiums                                             681                    774
       Charitable and educational foundation                                        1,875                  1,985
       Other administrative expenses                                               10,766                 12,451
       Other real estate owned operating income, net                               (1,569)                  (462)
       Goodwill amortization                                                       11,562                 11,643
       Non-recurring personnel expense                                              8,335                    ---
                                                                      --------------------    -------------------
           Total non-interest expense                                              73,948                 68,234
                                                                      --------------------    -------------------

 Income before income taxes                                                        54,172                 66,395
 Income taxes                                                                      20,586                 26,724
                                                                      --------------------    -------------------
 Net income                                                           $            33,586      $          39,671
                                                                      --------------------    -------------------
                                                                      --------------------    -------------------
 Basic earnings per share                                             $              0.47      $            0.49
                                                                      --------------------    -------------------
                                                                      --------------------    -------------------

 Diluted earnings per share                                           $              0.45      $            0.47
                                                                      --------------------    -------------------
                                                                      --------------------    -------------------
 Net income (excluding non-recurring items)*                             $         38,754      $          34,732
                                                                      --------------------    -------------------
                                                                      --------------------    -------------------
 Diluted earnings per share (excluding non-recurring items)*             $           0.52      $            0.41
                                                                      --------------------    -------------------
                                                                      --------------------    -------------------

  *Non-recurring items include branch sales, asset sales and non-recurring personnel expense.

 (See the accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


                                                                               Quarter Ended
                                                                                 March 31,
                                                                           --------------------
                                                                               1998        1997
                                                                           --------    --------

Net income                                                                 $ 33,586    $ 39,671
                                                                           --------    --------
Other comprehensive income, before tax:
Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during period                     1,679     (41,399)
     Less: reclassification adjustment for losses
       included in net income                                                   280         569
                                                                           --------    --------
Other comprehensive income, before tax                                        1,959     (40,830)
Income tax expense related to items of other
     comprehensive income                                                      (887)     17,601
                                                                           --------    --------
Other comprehensive income, net of tax                                        1,072     (23,229)
                                                                           --------    --------
Total comprehensive income, net of tax                                     $ 34,658    $ 16,442
                                                                           --------    --------
                                                                           --------    --------

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                       Quarter Ended
                                                                         March 31,
                                                                ------------------------------
                                                                     1998             1997
                                                                --------------    ------------
  Common stock
  Balance at beginning of period                                  $     1,103      $    1,103
                                                                --------------    ------------
  Balance at end of period                                              1,103           1,103
                                                                --------------    ------------

  Additional paid-in capital
  Balance at beginning of period                                      830,441         809,618
  Issuance of common stock to stock plans                                 ---             832
  Amortization of ESOP shares committed to be released                  3,962           2,740
  Amortization of stock plans shares during the period                    926             191
  Tax benefit for vested stock plans shares                               ---           3,247
                                                                --------------    ------------
  Balance at end of period                                            835,329         816,628
                                                                --------------    ------------
  Unallocated ESOP shares
  Balance at beginning of period                                     (114,939)       (119,573)
  Amortization of ESOP shares committed to be released                  1,210           1,159
                                                                --------------    ------------
  Balance at end of period                                           (113,729)       (118,414)
                                                                --------------    ------------

  Unearned stock plans shares
  Balance at beginning of period                                       (7,019)         (8,317)
  Issuance of common stock to stock plans                                 ---            (832)
  Amortization of stock plans shares during the period                  1,681             720
                                                                --------------    ------------
  Balance at end of period                                             (5,338)         (8,429)
                                                                --------------    ------------

  Retained earnings
  Balance at beginning of period                                    1,142,407       1,037,993
  Net income for the period                                            33,586          39,671
  Dividends declared                                                  (11,368)        (10,087)
  Reissuance of treasury stock                                         (2,384)         (1,526)
                                                                --------------    ------------
  Balance at end of period                                          1,162,241       1,066,051
                                                                --------------    ------------

  Accumulated other comprehensive income, net
  Balance at beginning of period                                       (3,555)        (23,324)
  Net change in accumulated other comprehensive income, net             1,072         (23,229)
                                                                --------------    ------------
  Balance at end of period                                             (2,483)        (46,553)
                                                                --------------    ------------

  Treasury stock, at cost
  Balance at beginning of period                                     (578,835)       (237,697)
  Exercise of stock options from treasury stock                         8,247           4,497
  Purchase of treasury stock                                          (27,238)        (44,277)
                                                                --------------    ------------
  Balance at end of period                                           (597,826)       (277,477)
                                                                --------------    ------------

  Total stockholders' equity                                      $  1,279,297     $ 1,432,909
                                                                --------------    ------------
                                                                --------------    ------------



   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Quarter Ended
                                                                                                        March 31,
                                                                                         ----------------------------------
                                                                                                1998                1997
                                                                                         ------------           -----------
                                                                                                   (In thousands)
Cash flows from operating activities:
Net income                                                                               $     33,586            $   39,671
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Provision for possible loan losses                                                         4,012                 5,017
     Depreciation and amortization of premises and equipment                                    4,180                 3,970
     Goodwill amortization                                                                     11,562                11,643
     Accretion of discount on securities, net of premium amortization                          (1,575)              (11,228)
     Net change in trading assets                                                              24,951                   ---
     Net change in trading liabilities                                                        (10,592)                  ---
     ESOP and stock plans expense                                                               5,563                 4,810
     Non-recurring personnel expense                                                            8,335                   ---
     Gain on securities transactions                                                           (1,135)                 (261)
     Net change in loans held for sale                                                          1,020                  (160)
     Net gain on sales of other real estate owned                                              (2,491)               (2,077)
     Net gain on sales of branches                                                                ---                (5,850)
     Deferred income taxes                                                                      6,318                 3,804
     (Increase) decrease in other assets                                                       (8,523)               10,665
     Increase (decrease) in other liabilities                                                  57,743               (48,548)
     Other, net                                                                                (5,362)              (29,543)
                                                                                         ------------           -----------
          Net cash provided by (used in) operating activities                                 127,592               (18,087)
                                                                                         ------------           -----------
Cash flows from investing activities:
    Loan originations, net of principal repayments                                           (124,622)             (394,674)
    Proceeds from sales of other real estate owned                                              6,508                 3,378
    Purchases of securities available for sale                                               (799,538)             (140,355)
    Purchase of securities held to maturity                                                       ---                  (100)
    Proceeds from maturities of securities available for sale                                 343,601               100,000
    Proceeds from sales of securities available for sale                                      219,415               321,378
    Principal repayments on securities                                                         70,307                67,528
    Investment in corporate officer life insurance policy                                         ---              (100,544)
    Purchases of premises and equipment                                                        (2,823)               (7,631)
                                                                                         ------------           -----------
          Net cash used in investing activities                                              (287,152)             (151,020)
                                                                                         ------------           -----------
Cash flows from financing activities:
    Net withdrawals from depositors' accounts                                                (105,438)              (91,140)
    Cash paid on transfer of deposit liabilities                                                  ---              (124,781)
    Payments for cash dividends                                                               (11,368)              (10,087)
    Exercise of stock options                                                                   5,863                 2,971
    Purchase of treasury stock                                                                (27,238)              (44,277)
    Securities sold under agreements to repurchase                                             53,873               288,113
    Net increase in mortgagors' escrow                                                         31,681                25,792
                                                                                         ------------           -----------
            Net cash (used in) provided by financing activities                               (52,627)               46,591
                                                                                         ------------           -----------
    Net decrease in cash and cash equivalents                                                (212,187)             (122,516)
    Cash and cash equivalents at beginning of period                                        1,153,180               575,974
                                                                                         ------------           -----------
    Cash and cash equivalents at end of period                                           $    940,993           $   453,458
                                                                                         ------------           -----------
                                                                                         ------------           -----------
Non-cash activities:
    Additions to other real estate owned, net                                            $     (4,982)            $   5,818
                                                                                         ------------           -----------
                                                                                         ------------           -----------
    Loans to facilitate sales of other real estate                                       $      3,724             $   5,883
                                                                                         ------------           -----------
                                                                                         ------------           -----------
    Unsettled trades                                                                     $     38,539             $  24,551
                                                                                         ------------           -----------
                                                                                         ------------           -----------
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                           $     18,893             $  33,753
                                                                                         ------------           -----------
                                                                                         ------------           -----------
    Interest paid                                                                        $    124,567             $ 116,550
                                                                                         ------------           -----------
                                                                                         ------------           -----------

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

The unaudited consolidated interim financial statements presented herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders for the year ended December 31, 1997.

2.  Stock Incentive Plan

For the quarter ended March 31, 1998, the Company granted options to purchase 1,094,000 shares of the Company's common stock to certain officers, at an average exercise price of $33.65. These awards vest ratably over three years on the anniversary dates of the awards.

 3.   Common Stock Repurchase Program

In January 1998, the Company's Board authorized a new share repurchase program of up to 5%, or 4.2 million, of its outstanding shares. During the first quarter, the Company has repurchased 0.8 million shares of GreenPoint common stock. Repurchases of stock are at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

 4.   Acquisition of BankAmerica Housing Services

On April 13, 1998, the Company announced the signing of a definitive agreement to purchase BankAmerica Housing Services ("BAHS"), a division of Bank of America, FSB for a cash premium of $603 million and a payment of approximately $100 million for net tangible assets at fair value. The purchase includes BAHS' loan origination and servicing platforms, its servicing portfolio and related revenue stream, and a warehouse portfolio of up to $800 million in loans to be originated prior to closing. It will be treated as a purchase accounting transaction and will be financed through available capital and an offering of approximately $575 million in GreenPoint common stock prior to closing, expected during the third quarter of 1998.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  5.   Securities

 Securities held at March 31, 1998 are summarized as follows:

                                                                        Gross        Gross
                                                      Amortized       Unrealized   Unrealized
                                                         Cost           Gains        Losses      Fair Value
                                                      ---------       ----------   ----------    ----------
                                                                               (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency
  Obligations:
U.S. Treasury notes/bills                              $1,049,204     $    ---   $   (3,327)   $1,045,877
Agency notes/Asset-backed securities                      267,853           15         (173)      267,695
Mortgage-backed securities                                746,104          715       (1,588)      745,231
Collateralized mortgage obligations                       125,010          497          (41)      125,466
Trust certificates collateralized by GNMA securities      104,960           --         (505)      104,455
Corporate bonds                                             9,726           46           --         9,772
Corporate asset-backed securities                          25,000           20           --        25,020
Other                                                      30,017            9           (1)       30,025
                                                       ----------     --------    ----------    ----------
   Total securities available for sale                 $2,357,874     $  1,302    $  (5,635)   $2,353,541
                                                       ----------     --------    ----------   -----------
                                                       ----------     --------    ----------   -----------
Securities Held to Maturity
Tax exempt municipals                                  $      605     $     12    $     ---    $      617
Other                                                       3,297          ---          ---         3,297
                                                       ----------     --------    ----------    ----------
   Total securities held to maturity                   $    3,902     $     12    $     ---    $    3,914
                                                       ----------     --------    ----------    ----------
                                                       ----------     --------    ----------    ----------



 Securities held at December 31, 1997 are summarized as follows:

                                                                           Gross            Gross
                                                      Amortized         Unrealized        Unrealized
                                                         Cost              Gains            Losses         Fair Value
                                                   -----------------  ----------------  ---------------   --------------
                                                                               (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency
  Obligations:
U.S. Treasury notes/bills                              $  700,564       $     ---       $   (4,752)      $  695,812
Agency notes/Asset-backed securities                      125,870              67             (147)         125,790
Mortgage-backed securities                                780,600             806           (1,807)         779,599
Collateralized mortgage obligations                       113,942             537              (52)         114,427
Trust certificates collateralized by GNMA securities      124,513             ---             (951)         123,562
Corporate asset-backed securities                          25,000             ---              ---           25,000
Commercial paper                                          113,494             ---              ---          113,494
Other                                                      30,017               6              ---           30,023
                                                       ----------        --------       ----------       ----------
Total securities available for sale                    $2,014,000       $   1,416       $   (7,709)      $2,007,707
                                                       ----------        --------       ----------       ----------
                                                       ----------        --------       ----------       ----------
Securities Held to Maturity
Tax exempt municipals                                  $      605       $      37       $      ---       $      642
Other                                                       3,404             ---              ---            3,404
                                                       ----------        --------       ----------       ----------
Total securities held to maturity                      $    4,009       $      37       $      ---       $    4,046
                                                       ----------        --------       ----------       ----------
                                                       ----------        --------       ----------       ----------
Trading Assets
U.S. Treasury notes/bills                              $   24,960       $     ---       $      (9)      $   24,951
                                                       ----------        --------       ----------       ----------
Total trading assets                                   $   24,960       $     ---       $      (9)      $   24,951
                                                       ----------        --------       ----------       ----------
                                                       ----------        --------       ----------       ----------


Estimated fair values for securities are based on published market or securities dealers' estimated prices.

During the quarter ended March 31, 1998, the Company sold available for sale securities aggregating $150.1 million, resulting in gross realized gains of $1.1 million.

During the quarter ended March 31, 1998, the Company sold trading account securities aggregating $135.6 million, resulting in gross realized gains of $0.2 million and gross realized losses of $0.2 million.

The average maturities of the securities available for sale and held to maturity at March 31, 1998 are approximately 5.3 years and 10.9 years, respectively. There were no trading securities at March 31, 1998. Mortgage-backed securities and collateralized mortgage obligations, most of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments, which shorten the average life to an estimated 3.5 years.

                GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
    NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  6.   Non-recurring Personnel Expense

 In the first quarter of 1998, the Company recognized a non-recurring charge of $8.3 million in personnel expense related to the retirement of senior executives.

  7.   Impact of Recent Accounting Pronouncement

 Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 did not have a material effect on the Company's financial condition or results of operations.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


                                                                                     Quarter Ended
                                                      -------------------------------------------------------------------------
                                                        Mar. 31,          Dec. 31,      Sep. 30,      Jun. 30,       Mar. 31,
                                                         1998              1997           1997          1997           1997
                                                      ------------      --------       --------      ------------   -----------
Performance Ratios (Annualized):
Core cash earnings return on average assets (1)          1.71 %(2)         1.64 %        1.58 %        1.61 %(3)       1.55 %(4)
Core cash earnings return on average equity (1)         17.36  (2)        17.24         16.62         15.13  (3)      14.02  (4)
Return on average assets                                 1.19  (2)         1.13          1.08          1.07            1.05  (4)
Return on average equity                                12.04  (2)        11.83         11.39         10.04            9.51  (4)
Net interest margin                                      3.93              3.91          3.86          3.99            3.97
Net interest spread during period                        3.65              3.64          3.59          3.67            3.64
Operating expense to average assets (5)                  1.70              1.71          1.65          1.69            1.73
Efficiency ratio (6)                                     42.1              42.9          42.3          42.0            43.4
Average interest-earning assets to
 average interest bearing liabilities                    1.07 x            1.06 x        1.07 x        1.08 x          1.08 x

Regulatory Capital Ratios:
Company:
 Leverage capital (7)                                    7.32 %            7.19 %        7.00 %        7.95 %          6.90 %
 Risk-based capital (7):
 Tier 1                                                 14.78             14.29         14.60         16.37           15.33
 Total                                                  16.03             15.54         15.85         17.62           16.58
Bank:
 Leverage capital (7)                                    7.23              7.08          6.95          6.66            6.20
 Risk-based capital (7):
 Tier 1                                                 14.59             14.09         14.45         13.92           13.76
 Total                                                  15.84             15.34         15.76         15.17           15.01
Per Share Data:
Core cash earnings (1)*                           $      0.76 (2)   $      0.71   $      0.69   $      0.65 (3)  $     0.61 (4)
Common book value**                               $     17.43       $     17.00   $     16.82   $     17.14      $    17.28
Tangible common book value**                      $      9.72       $      9.27   $      9.02   $      9.63      $     9.90
* Average shares used in calculation               73,954,000        74,898,000    76,386,000    81,861,000      84,470,000
** Period-end shares used in calculation           73,399,000        74,686,000    75,420,000    80,013,000      82,903,000
 Total shares issued and outstanding               84,469,000        84,640,000    85,652,000    90,089,000      93,776,000

Asset Quality Ratios:
 Non-performing loans to total loans                    3.77 %             3.97 %        4.07 %        4.35 %          4.45 %
 Non-performing assets to total assets                  2.73               2.90          2.88          2.89            2.84

Allowance for possible loan losses to:
 Non-performing loans                                  32.23              30.70         30.73         29.69           30.32
 Total loans                                            1.21               1.22          1.25          1.29            1.35

Earnings to combined fixed charges
 and preferred stock dividends (8):
 Excluding interest on deposits                         7.02 x            7.90 x        7.59 x        23.09 x         55.92 x
 Including interest on deposits                         1.43 x            1.46 x        1.45 x         1.49 x          1.56 x


(1) Core cash earnings is net income, net of non-recurring items, adding back goodwill amortization and Employee Stock Ownership and stock plans expense.
(2) Excludes non-recurring personnel expense, net of tax.
(3) Excludes restructuring charge, net of tax.
(4) Excludes gains on branch and asset sales, net of tax.
(5) Excludes goodwill expense, ORE (income) expense, non-recurring personnel expense and restructuring charge.
(6) The efficiency ratio is calculated by dividing operating expense by the sum of net interest income and non-interest income, excluding pre-tax gains on branch and asset sales.
(7) These ratios are calculated using regulatory guidelines which exclude the impact on stockholders' equity resulting from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").
(8) For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividend requirements, earnings represent net income plus applicable income taxes, fixed charges and preferred stock dividend requirements of a consolidated subsidiary. Fixed charges represent interest expense on long-term debt and one-third (the portion deemed to be representative of the interest factor) of rents.

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

2.   Operating Results

The first quarter's results include the following:

     - The Company's loan originations totaled $579 million, down 10% from the first quarter of 1997, and down 21% from the prior quarter. The decline reflects the rise in market demand for refinancings, which became the primary focus of mortgage brokers in the first quarter of 1998. The percentage of new loans originated outside of New York was 59%, and ARMs as a percentage of total originations were 32%. Management believes the decline was primarily attributable to lower volume from the mortgage brokers. Due to the general increase in refinance activity of "conforming" products during the first quarter of 1998, mortgage brokers were primarily focused on meeting this demand, which reduced the volume of no-documentation originations during the quarter.

     - Asset quality continued to improve as non-performing loans and non-performing assets declined. The ratio of non-performing loans to total loans declined 68 basis points to 3.77%, a 15% decrease from March 31, 1997 and 20 basis points lower than the fourth quarter of 1997.

     - Net interest margin was 3.93%, down 4 basis points from the first quarter of 1997 and up 2 basis points from the fourth quarter of 1997.

Net income for the quarter ended March 31, 1998 was $33.6 million, or $0.45 per diluted share, a 4% per share decrease from the $0.47 per share ($39.7 million) for the comparable 1997 period. Excluding a non-recurring charge, core earnings were $0.52 per share, up 27% over the first quarter of 1997, and up 6% over the fourth quarter of 1997.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

 Core Cash Earnings

 Core cash earnings are net of non-recurring items, and include certain non-cash charges related to goodwill and the Employee Stock Ownership Plan ("ESOP"). The non-cash expenses, unlike all other expenses incurred by the Company, result in net increases in the Company's tangible capital and enable the Company to pursue increases in shareholder value through growth of earning assets, increases in cash dividends and additional repurchases of the Company's stock.


                                                                Quarter Ended
                                             ----------------------------------------------------
                                                March 31,        December 31,         March 31,
                                                  1998              1997                 1997
                                             ----------------  ----------------  ----------------
                                                  (In thousands, except per share amounts)

Net income                                       $    33,586        $   36,755         $   39,671
Non-recurring items, net of tax (1)                    5,168               ---            (4,939)
                                             ----------------  ----------------  ----------------
 Core net income                                      38,754            36,755            34,732

Add back:
      Goodwill expense                                11,562            11,586            11,643
      Employee stock plans expense                     5,563             5,204             4,810
                                             ----------------  ----------------  ----------------

      Core cash earnings                         $    55,879        $   53,545          $ 51,185
                                             ----------------  ----------------  ----------------
                                             ----------------  ----------------  ----------------

      Core cash earnings per share (2)           $      0.76        $     0.71           $  0.61
                                             ----------------  ----------------  ----------------
                                             ----------------  ----------------  ----------------

(1) Non-recurring items include branch sales, asset sales and non-recurring personnel expense.
(2) Based on the weighted average shares used to calculate diluted earnings per share.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

  Net Interest Income

  Net interest income on a taxable equivalent basis decreased by $1.9 million, or 1.5%, to $120.8 million for the first quarter of 1998 from $122.7 million for the first quarter of 1997. The decrease primarily reflects additional expense resulting from the issuance of long term debt and guaranteed preferred beneficial interest in Company's junior subordinated debentures ("capital securities"), partially offset by a rise in the average yield on interest-earning assets due to a reduction in the lower yielding securities portfolio to fund the net growth in the higher yielding loan portfolio.

  Interest income on mortgages increased by $29.7 million, or 17.6%, to $198.6 million for the first quarter of 1998 versus $168.9 million for the first quarter of 1997 primarily as a result of $1.4 billion average loan portfolio growth. Interest income on securities and money market investments fell by a combined $24.3 million, or 35.3%, to $44.5 million for the first quarter of 1998 from $68.8 million in the comparable 1997 quarter primarily as a result of a $1.5 billion decline in the average securities and money market portfolio. This shift in the Company's interest-earning asset mix into the higher yielding loan portfolio primarily resulted in a 26 basis point increase in the yield on average interest-earning assets to 8.12% in the first quarter of 1998 from 7.86% in the first quarter of 1997.

  Interest expense increased $7.8 million, or 6.6%, to $125.7 million in the first quarter of 1998 from $117.9 million in the first quarter of 1997 primarily as a result of a combined $8.0 million of interest expense on long term debt and capital securities incurred in the 1998 quarter.

  The average cost of funds increased 25 basis points to 4.47% in the first quarter of 1998 from 4.22% in the comparable 1997 quarter primarily as a result of the higher average cost of long term debt and capital securities and a 21 basis point rise in the average cost of time deposits in the first quarter of 1998 as compared to the first quarter of 1997. The Company makes use of long term debt and capital securities as a means of managing its liquidity and capital position.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


  Average Balance Sheets and Interest Yield/Cost
  The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended March 31, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

                                                                                       Quarter Ended
                                            ---------------------------------------------------------------------------------------
                                                               March 31, 1998                           March 31, 1997
                                            --------------------------------------------   ----------------------------------------
                                                                                Average                                     Average
                                                Average                         Yield/       Average                         Yield/
                                                Balance           Interest       Cost        Balance        Interest          Cost
                                                -------           --------       ----        -------        --------          ----
Assets:                                                         (Taxable - Equivalent Interest and Rates, in thousands) (1)
Interest-earning assets:
    Mortgage loans (2)                       $    8,930,202     $    198,624      8.90 %     $ 7,565,440    $     168,872      8.93%
    Other loans (2)                                  31,970              705      8.82            27,815              562      8.08
    Money market investments (3)                  1,168,845           16,216      5.63           328,264            4,350      5.37
    Securities (4)                                1,911,561           28,311      5.97         4,234,381           64,439      6.13
    Trading assets                                    3,611               51      5.73             2,468               39      6.41
    Other interest-earning assets                   118,285            2,597      8.90           103,493            2,304      9.03
                                            ----------------  ---------------               -------------  ---------------
              Total interest-earning assets      12,164,474          246,504      8.12        12,261,861          240,566      7.86
                                                              ---------------                              ---------------
Non-interest earning assets (5)                     903,928                                      923,744
                                            ----------------                                -------------
         Total assets                       $     13,068,402                                $ 13,185,605
                                            ================                                =============

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
      Savings                              $       1,715,362           10,332     2.44%      $ 1,876,561           12,238      2.64%
      N.O.W.                                         332,806            1,032     1.26          335,353             1,409      1.70
      Money market and variable rate               2,166,208           17,920     3.35        2,369,786            19,623      3.36
        savings
      Term certificates of deposit                 6,505,034           86,392     5.39        6,507,739            83,125      5.18
      Mortgagors' escrow                             138,091              326     0.96           85,766               251      1.19
      Trading liabilities                              1,477               20     5.49              ---               ---       ---
      Securities sold under agreements to
        repurchase                                   145,371            1,672     4.66          144,323             1,263      3.55
      Long term debt                                 199,834            3,468     6.94              ---               ---       ---
      Guaranteed preferred beneficial
        interest in Company's junior
        subordinated debentures                      199,722            4,573     9.16              ---               ---       ---
                                           -----------------         --------                ----------        ----------

           Total interest-bearing liabilities     11,403,905           125,735    4.47         11,319,528         117,909       4.22
                                                                     ---------                                 ----------
  Other liabilities (6)                              377,308                                      401,921
                                            ----------------                                -------------
           Total liabilities                      11,781,213                                   11,721,449

  Preferred shares of subsidiary                        ---                                        3,623
  Stockholders' equity                            1,287,189                                    1,460,533
                                            ----------------                               -------------
           Total liabilities, preferred
             shares of subsidiary and
             stockholders' equity           $    13,068,402                                $ 13,185,605
                                            ----------------                               -------------
                                            ----------------                               -------------
 Net interest income/interest rate spread(7)                      $    120,769    3.65%                       $     122,657    3.64%
                                                                  ------------ -------                        -------------   ------
                                                                               -------                                        ------
 Net interest-earning assets/net interest
   margin (8)                                  $    760,569                       3.93%    $     942,333                       3.97%
                                               ------------                    -------    --------------               -------------
                                               ------------                    -------    --------------               -------------
      Ratio of interest-earning assets to
        interest- bearing liabilities                                             1.07 x                                       1.08x
                                                                               -------                                 -------------
                                                                               -------                                 -------------

(1) The Company's incremental tax rate used to adjust tax-exempt interest to a taxable-equivalent basis was 44.4% and 44.7% for the quarters ended March 31, 1998 and 1997.
(2) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.
(3) Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.
(4) The average yield does not give effect to changes in fair value that are reflected as a component of stockholders' equity.
(5) Includes goodwill, banking premises and equipment, net, net deferred tax assets, accrued interest receivable, and other miscellaneous non-interest-earning assets.
(6) Includes accrued interest payable, accounts payable, official checks drawn against the Bank, accrued expenses, and other miscellaneous non-interest-bearing obligations of the Company.
(7) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8) Net interest margin represents net interest income on a taxable-equivalent basis, divided by average interest-earning assets.

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

                                                                    Quarter Ended March 31, 1998
                                                                            Compared to
                                                                    Quarter Ended March 31, 1997
                                                                        Increase/(Decrease)
                                                               ---------------------------------------
                                                                        Due to
                                                               -------------------------
                                                                Average       Average         Net
                                                                 Volume        Rate         Change
                                                               -----------  ------------  ------------
                                                                           (In thousands)
Interest-earning assets:
     Mortgage loans (1)                                        $   30,357      $   (605)    $  29,752
     Other loans (1)                                                   89            54           143
     Money market investments (2)                                  11,653           213        11,866
     Securities                                                  (34,232)       (1,896)      (36,128)
     Trading assets                                                    16           (4)            12
     Other interest-earning assets                                    325          (32)           293
                                                               -----------  ------------  ------------
          Total interest earned on assets                           8,208       (2,270)         5,938
                                                               -----------  ------------  ------------
Interest-bearing liabilities:
     Savings                                                      (1,009)         (897)       (1,906)
     N.O.W.                                                          (11)         (366)         (377)
     Money market and variable rate savings                       (1,684)          (19)       (1,703)
     Term certificates of deposit                                     412         2,855         3,267
     Mortgagors' escrow                                               131          (56)            75
     Trading liabilities                                               20           ---            20
     Securities sold under agreements to repurchase                     9           400           409
     Long term debt                                                 3,468           ---         3,468
     Guaranteed  preferred beneficial interest in Company's
        junior subordinated debentures                              4,573           ---         4,573
                                                               -----------  ------------  ------------
        Total interest paid on liabilities                          5,909         1,917         7,826
                                                               -----------  ------------  ------------

   Net change in net interest income                           $    2,299   $   (4,187)      $ (1,888)
                                                               -----------  ------------  ------------
                                                               -----------  ------------  ------------


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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Provision for Possible Loan Losses

The provision for possible loan losses decreased by $1.0 million, or 20.0%, to $4.0 million for the first quarter of 1998, from $5.0 million for the comparable 1997 period. The provision exceeded net charge-offs by $1.0 million for the first quarter of 1998. The increase to the allowance for loan losses is made in recognition of the growth in the loan portfolio.

Non-Interest Income

Non-interest income decreased by $6.4 million, or 33%, to $12.8 million in the first quarter of 1998 from $19.2 million for the first quarter of 1997. The first quarter 1997 results include a $5.9 million gain on the sale of two banking offices and a $2.4 million gain on the sale of bank owned properties. Excluding these non-recurring gains, non-interest income increased $1.9 million, or 17.4%, for the current quarter compared to the 1997 quarter.

Banking fees and commissions rose $1.5 million, or 30.6%, to $6.4 million for the first quarter of 1998 from $4.9 million in the first quarter of 1997. The increase reflects a rise in fee income generated from the further development of services and products, such as sales of annuities, mutual funds and credit cards.

Non-Interest Expense

Non-interest expense increased by $5.7 million, or 8.4%, to $73.9 million in the current quarter, as compared to $68.2 million for the comparable 1997 period. The first quarter 1998 results include a non-recurring charge of $8.3 million in personnel expense related to the retirement of senior executives. Excluding the non-recurring personnel expense, non-interest expense decreased by $2.6 million, or 3.8%, for the current quarter as compared to the comparable 1997 period.

The Company's emphasis on expense control resulted in reductions in other administrative expenses and advertising expense. Other administrative expense fell $1.7 million, or 13.6%, to $10.8 million for the first quarter of 1998 compared to $12.5 million for the first quarter of 1997. Advertising expense decreased $0.5 million, or 22.7%, to $1.7 million in the first quarter of 1998 from $2.2 million in the comparable 1997 quarter.

ORE income, net, increased $1.1 million to $1.6 million for the first quarter of 1998, compared to $0.5 million for the first quarter of 1997. The increase primarily reflects a reduction in ORE operating expenses due to a decline in the portfolio of foreclosed properties and a rise in the gains recognized on the sales of ORE properties in the 1998 quarter as compared to the 1997 quarter.

ESOP and stock plans expense increased $0.8 million, or 16.7%, to $5.6 million for the first quarter of 1998 from $4.8 million in the first quarter of 1997 primarily as a result of a higher average market price of the Company's stock during the 1998 quarter, compared to the 1997 quarter.

Salaries and benefits expense rose $0.4 million, or 1.8%, to $23.1 million for the first quarter of 1998, compared to $22.7 million for the first quarter of 1997 primarily as a result of the expansion of the Company's national mortgage business.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Income Tax Expense

Income tax expense decreased by $6.1 million, or 22.8%, to $20.6 million in the current quarter, from $26.7 million for the comparable period of 1997. The decrease is primarily due to a $12.2 million, or 18.4%, decrease in income before income taxes. Additionally, income tax expense was further reduced by the decrease in the effective tax rate from 40.25% in the 1997 period to 38.00% in the 1998 period.

Financial Condition

Total assets were $13.2 billion at March 31, 1998 compared to $13.1 billion at December 31, 1997. Net loans receivable held for investment rose $121.3 million to $8.9 billion at March 31, 1998 on total originations of $579.0 million.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Interest Rate Sensitivity Gap Analysis

The table below depicts the Company's interest rate sensitivity as of March 31, 1998. Allocations of assets and liabilities, including non-interest-bearing sources of funds to specific periods, are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

                                                                      Repricing Periods
                                  ------------------------------------------------------------------------------------------
                                                    More than       More than      More than
                                  Three months     three months     six months      one year        More than
                                     or less       to six months    to one year  to three years    three years       Total
                                  ------------   ----------------   -----------  ---------------  ------------  -------------
                                                                        (in millions)

Total loans, net                       $  1,006         $   726        $  1,246       $  1,787       $  4,156         $ 8,921
Money market investments (1)                814             ---             ---            ---            ---             814
Securities held to maturity                   2             ---             ---            ---              2               4
Securities available for sale               909              95             310            644            396           2,354
Other interest earning assets               117             ---             ---            ---            ---             117
                                  --------------  --------------  --------------  -------------  -------------   -------------
  Total interest earning assets           2,848             821           1,556          2,431          4,554          12,210
                                  --------------  --------------  --------------  -------------  -------------   -------------
Cash and due from banks                     127             ---             ---            ---            ---             127
Goodwill                                     11              10              21             84            440             566
Other non interest earning assets           325             ---             ---            ---            ---             325
                                  --------------  --------------  --------------  -------------  -------------   -------------
          Total assets                  $ 3,311         $   831         $ 1,577       $  2,515        $ 4,994        $ 13,228
                                  --------------  --------------  --------------  -------------  -------------   -------------
                                  --------------  --------------  --------------  -------------  -------------   -------------
Term certificates of deposit            $ 1,347         $ 1,597         $ 1,861       $  1,472        $   231         $ 6,508
Core deposits                               251             254             501          1,838          1,516           4,360
                                  --------------  --------------  --------------  -------------  -------------   -------------
          Total deposits                  1,598           1,851           2,362          3,310          1,747          10,868
                                  --------------  --------------  --------------  -------------  -------------   -------------
Mortgagors' escrow                            8               8              17             67             49             149
Securities sold under agreements
to repurchase                               160             ---             ---            ---            ---             160
Long term debt                              ---             ---             ---            ---            200             200
Guaranteed preferred beneficial
interest in Company's junior
subordinated debentures                     ---             ---             ---            ---            200             200
Other liabilities                           372             ---             ---            ---            ---             372
Stockholders' equity                        ---             ---             ---            ---          1,279           1,279
                                  --------------  --------------  --------------  -------------  -------------   -------------
     Total liabilities and
        stockholders' equity            $ 2,138         $ 1,859         $ 2,379       $   3,377       $ 3,475         $13,228
                                  --------------  --------------  --------------  -------------  -------------   -------------
                                  --------------  --------------  --------------  -------------  -------------   -------------

Off balance sheet financial
     instruments                       $    800         $   ---         $   ---       $   (300)       $ (500)        $   ---
                                  --------------  --------------  --------------  -------------  -------------   -------------
                                  --------------  --------------  --------------  -------------  -------------   -------------

Interest rate sensitivity gap          $  1,973         $(1,028)         $ (802)      $ (1,162)       $ 1,019
Cumulative gap                         $  1,973         $   945          $  143       $ (1,019)

  Interest  rate sensitivity gap as a    14.92%           (7.77)%         (6.06)%        (8.78)%         7.70%
   percentage of total assets

  Cumulative gap as a percentage of      14.92%           7.14%           1.08%          (7.70)%
   total assets

    (1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Market Risk Management

The Company's primary market risk exposure is limited solely to interest rate risk.

Interest rate risk is defined as the sensitivity of the Company's current and future earnings to changes in the level of market interest rates. It arises in the ordinary course of the Company's business, as the repricing characteristics of its mortgage loans do not match those of its deposit liabilities. The resulting interest rate risk is managed by adjustments to the Company's investment portfolio and through the use of off-balance sheet instruments such as interest rate swaps.

Management responsibility for interest rate risk resides with the Asset and Liability Management Committee ("ALCO"). The committee is comprised of the Chairman and Chief Executive Officer, the Chief Operating Officer, the Treasurer and the Company's senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off-balance sheet instruments and identify acceptable counterparties to securities and off-balance sheet transactions.

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

The Company's income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. One measure of interest rate sensitivity is provided by the accompanying net gap analysis, which organizes assets and liabilities according to the time period in which they reprice or mature. For many of the Company's assets and liabilities, the maturity or repricing date is not determinable with certainty. For example, the Company's mortgage loans and its mortgage-backed securities can be prepaid before contractual amortization and/or maturity. Also, repricing of the Company's non-time deposits is subject to management's evaluation of the existing interest rate environment, current funding and liquidity needs, and other factors influencing the market competition for such deposits. The amounts in the accompanying schedule reflect management's judgment of the most likely repricing schedule; actual results could vary from those detailed herein.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

The use of interest rate instruments such as interest rate swaps is integrated into the Company's interest rate risk management. The Bank enters into interest rate swap contracts in managing the interest rate risk associated with its fixed-rate mortgages and variable rate securities in its investment portfolio. The notional amounts of these contracts approximate $875 million and $475 million at March 31, 1998 and December 31, 1997, respectively, and are not reflected in the Company's balance sheet. These contracts have an average term of approximately four years. Under the terms of these contracts, the Bank pays an average fixed rate of 6.08% and receives an average variable rate of 5.63% on the swaps hedging the fixed rate loan portfolio and pays an average variable rate of 5.74% and receives an average variable rate of 5.71% on the swaps hedging the variable rate securities portfolio. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. These instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk. However, these relationships do not consider the impact that rate movements might have on other components of the Bank's risk profile; for example, an increase in interest rates, while implying that earnings will rise in a positive gap period, might also result in higher credit or default risk due to a higher probability of borrowers being unable to pay the contractual payments on loans. Likewise, a decrease in rates might result in an increase in the risk that funds received from loan prepayments cannot be reinvested at rates and spreads earned on earlier investments and loan originations.

As of March 31, 1998, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $143.0 million, or 1.08% of assets, implying modest current-year income sensitivity to movements in the level of interest rates.

The static gap analysis is an incomplete representation of interest rate risk for several reasons. It fails to account for changes in prepayment speeds on the Company's mortgage loan and mortgage backed securities portfolios. The behavior of deposit balances will vary with changes in the general level of interest rates and management's pricing strategies. The gap analysis does not provide a clear presentation of the risks to income arising from options embedded in the balance sheet.

Accordingly, ALCO makes extensive use of an earnings simulation model in the formulation of its market risk management strategy. The model gives effect to management assumptions concerning the repricing of assets, liabilities and off-balance sheet financial instruments, as well as business volumes, under a variety of hypothetical interest rate scenarios. These hypothetical scenarios incorporate interest rate increases and decreases of 200 basis points. Actual interest rate changes during the past three years have fallen within this range and management expects that any changes over the next year will not exceed this range.

Management's assumptions, particularly those concerning prepayments in the loan portfolio and pricing of the Company's deposit products, are based on frequent historical analyses of the behavior patterns of the Company's customers in response to changes in both general market interest rates and rates offered by GreenPoint. These assumptions represent management's estimate of the likely effect of changes in interest rates and do not necessarily reflect actual results. The earnings simulation model takes into account interest rate caps and floors, call options and balloon payments embedded in certain mortgage loans, and mortgage backed securities, in determining the earnings at risk.

At March 31, 1998, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point rise in market interest rates over the next 12 months on instruments held for other than trading purposes was approximately 1.1% of projected 12 month earnings.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Non-Performing Assets

The Company's asset quality improved during the quarter ended March 31, 1998, as non-performing assets decreased by 4.6%. The ratio of non-performing loans to total loans fell to 3.77% at March 31, 1998 from 3.97% at December 31, 1997 while the ratio of non-performing assets to total assets fell to 2.73% at March 31, 1998 from 2.90% at December 31, 1997.

Non-performing assets, net of related specific reserves, were as follows:

                                                         March 31,        December 31,
                                                           1998              1997
                                                       ------------     -------------
                                                               (In thousands)
   Mortgage loans secured by:
        Residential one-to-four family                $    265,636     $     271,029
        Residential multi-family                            42,030            45,985
        Commercial property                                 33,327            37,977
   Other loans                                                 256                95
                                                      ------------     -------------
   Total non-performing loans (1)                          341,249           355,086
                                                      ------------     -------------
   Total other real estate owned, net                       20,436            24,036
                                                      ------------     -------------
        Total non-performing assets                   $    361,685     $     379,122
                                                      ------------     -------------
                                                      ------------     -------------

(1) Includes $18.4 million and $24.3 million of non-accrual mortgage loans under 90 days past due at March 31, 1998 and December 31, 1997, respectively.

  Allowance for Possible Loan Losses

  The following is a summary of the provision and allowance for possible loan losses:

                                                           Quarter Ended
                                                             March 31,
                                                 -------------------------------
                                                        1998            1997
                                                 ---------------   -------------
                                                          (In thousands)

Balance beginning of period                         $ 109,000       $     105,000
Provision charged to income                             4,012               5,017
Charge-offs                                            (3,198)             (4,153)
Recoveries                                                186                 136
                                                 --------------   ---------------
Balance end of period                               $ 110,000     $       106,000
                                                 --------------   ---------------
                                                 --------------   ---------------


                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Capital Ratios

The Company's ratio of period-end stockholders' equity to ending total assets at March 31, 1998 was 9.67% compared to 9.70% at December 31, 1997.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of March 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

As of March 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.

                                                                                             Required For Capital
                                                               Actual                         Adequacy Purposes
------------------------------------------------ ----------------------------------- -- -------------------------------
(In millions)                                        Amount              Ratio             Amount            Ratio
------------------------------------------------ --------------- -- ---------------- -- ------------- --- -------------
As of March 31, 1998
Total Capital
     (to Risk Weighted Assets):
     Company                                           $  993.4              16.03%         $  495.7             8.00%
     Bank                                                 980.6              15.84%            495.2             8.00%
Tier 1 Capital
     (to Risk Weighted Assets):
     Company                                           $  915.9              14.78%         $  247.8             4.00%
     Bank                                                 903.2              14.59%            247.6             4.00%
Tier 1 Capital
     (to Average Assets):
     Company                                           $  915.9               7.32%         $  500.2             4.00%
     Bank                                                 903.2               7.23%            499.7             4.00%



                                                                                             Required For Capital
                                                               Actual                         Adequacy Purposes
------------------------------------------------ ----------------------------------- -- -------------------------------
(In millions)                                        Amount              Ratio             Amount            Ratio
------------------------------------------------ --------------- -- ---------------- -- ------------- --- -------------
As of December 31, 1997
Total Capital
     (to Risk Weighted Assets):
     Company                                           $  974.1              15.54%         $  501.3             8.00%
     Bank                                                 959.6              15.34%            500.6             8.00%
Tier 1 Capital
     (to Risk Weighted Assets):
     Company                                           $  895.8              14.29%         $  250.6             4.00%
     Bank                                                 881.4              14.09%            250.3             4.00%
Tier 1 Capital
     (to Average Assets):
     Company                                           $  895.8               7.19%         $  498.5             4.00%
     Bank                                                 881.4               7.08%            497.7             4.00%


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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES


Item 6 - Exhibits and Reports on Form 8-K

  (a)       Exhibits

              Exhibit
               Number

                  2.1 Stock Purchase Agreement Between BankAmerica Corp. and GreenPoint Bank

                 11.1    Statement Regarding Computation of Per Share Earnings

                 12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                 27.1    Financial Data Schedule



  (b)      Reports on Form 8-K
           No current reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended March 31, 1998.

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

                                         GreenPoint Financial Corp.



                                       By: /s/ Thomas S. Johnson
                                           ------------------------------------
                                              Thomas S. Johnson
                                              Chairman of the Board and
                                              Chief Executive Officer

                                         By: /s/ Jeffrey R. Leeds
                                           ------------------------------------
                                              Jeffrey R. Leeds
                                              Executive Vice President, Finance



Dated May 11, 1998