Form 10-K/A
period 1997-12-31
GREENPOINT FINANCIAL CORP
filed 1998-06-10
CIK 911935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         Commission file Number 0-22516

                           GreenPoint Financial Corp.
             (Exact name of Registrant as Specified in its Charter)

                Delaware                               06-1379001
     (State or other jurisdiction of     (I.R.S. employer identification number)
     incorporation or organization)

   90 Park Avenue, New York, New York                     10016
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (212) 834-1710

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $0.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 9, 1998, was $2,767,115,340. This figure is based on the last sale price per share of the registrant's common stock on the New York Stock Exchange on June 9, 1998 of $41.25.

The number of shares of the registrant's Common Stock issued and outstanding as of June 5, 1998 was 83,809,702 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part II incorporate by reference certain portions of the definitive Proxy Statement for the Annual Meeting of Shareholders held on May 1, 1998 and the Annual Report to Shareholders for fiscal 1997.

                                EXPLANATORY NOTE

This amendment amends the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1998. The only items amended hereby are the cover page and Items 10 through 13 of such report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information presented under the heading "Information with Respect to Nominees and Continuing Directors" on pages 3 through 5 in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders held on May 1, 1998 (the "1998 Proxy Statement"), which was filed with the SEC on March 19, 1998, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      Compensation-related information presented under the headings "Directors' Compensation" and "Executive Compensation" (excluding the Stock Performance Graph on page 12) on pages 7 through 8 and 10 through 14, respectively, in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to security ownership of certain beneficial owners and management presented under the headings "Voting Securities and Principal Holders Thereof" and "Securities Owned by Directors and Executive Officers" on pages 1 through 2 and 6, respectively, in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions presented under the heading "Transactions with Certain Related Persons" on page 17 in the 1998 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 1998.

                                   GREENPOINT FINANCIAL CORP.
                                          (Registrant)

                        By           /s/ Thomas S. Johnson
                                     ---------------------
                                       Thomas S. Johnson

                              Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 9, 1998.

             /s/ Thomas S. Johnson
   ------------------------------------------
               Thomas S. Johnson,
               Chairman and Chief
               Executive Officer
          (Principal Executive Officer)

              /s/ Bharat B. Bhatt
   ------------------------------------------
                Bharat B. Bhatt
         Member of the Board, President
          and Chief Operating Officer





   ------------------------------------------
            Dan F. Huebner, Director





              /s/ William M. Jackson
   ------------------------------------------
          William M. Jackson, Director





                /s/ Susan J. Kropf
   ------------------------------------------
            Susan J. Kropf, Director




               /s/ Robert M. McLane
   ------------------------------------------
           Robert M. McLane, Director





              /s/ Charles B. McQuade
   ------------------------------------------
          Charles B. McQuade, Director





             /s/ Alvin N. Puryear
   ------------------------------------------
           Alvin N. Puryear, Director





               /s/ Robert P. Quinn
   -------------------------------------------
           Robert P. Quinn, Director




              /s/ Edward C. Schmults
   -------------------------------------------
          Edward C. Schmults, Director




                /s/ Wilfred O. Uhl
   -------------------------------------------
            Wilfred O. Uhl, Director

               /s/ Robert F. Vizza
   -------------------------------------------
           Robert F. Vizza, Director




               /s/ Jules Zimmerman
   ------------------------------------------
           Jules Zimmerman, Director





            /s/ Charles P. Richardson
   -------------------------------------------
             Charles P. Richardson
            Executive Vice President




               /s/ Jeffrey R. Leeds
   ------------------------------------------
                Jeffrey R. Leeds
       Executive Vice President, Finance
         (Principal Financial Officer)

              /s/ Mary Beth Farrell
   -------------------------------------------
               Mary Beth Farrell
     Senior Vice President and Comptroller