Form 10-Q/A
period 1996-03-31
GREENPOINT FINANCIAL CORP
filed 1998-06-11
CIK 911935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A
                               (Amendment No. 1)

                                 ---------------
(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996.

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22516

                           GreenPoint Financial Corp.
             (Exact name of Registrant as Specified in its Charter)

               Delaware                               06-1379001
    (State or other jurisdiction of     (I.R.S. employer identification number)
    incorporation or organization)

  90 Park Avenue, New York, New York                     10016
    (Address of principal executive                   (Zip Code)
               offices)

Registrant's telephone number, including area code:  (212) 834-1710

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      [ X ] Yes         [   ] No

As of May 10, 1996 there were 51,153,000 shares of common stock outstanding.

                                EXPLANATORY NOTE

This amendment amends the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996. The only item amended hereby is Exhibit 27.1 to Item 6.

Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits

Exhibit
Number            Exhibit
------            -------

27.1              Financial Data Schedule

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

                                   GREENPOINT FINANCIAL CORP.

                        By           /s/ Thomas S. Johnson
                                     ---------------------
                                       Thomas S. Johnson
                              Chairman and Chief Executive Officer


                        By           /s/ Jeffrey R. Leeds
                                     ---------------------
                                        Jeffrey R. Leeds
                               Executive Vice President, Finance

Dated June 9, 1998