Form 10-Q/A
period 1996-06-30
GREENPOINT FINANCIAL CORP
filed 1998-06-11
CIK 911935

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

For the Quarterly Period Ended June 30, 1996.

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

      [ X ] Yes         [   ] No

As of August 13,1996 there were 49,892,000 shares of common stock outstanding.

                                EXPLANATORY NOTE

This amendment amends the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996. The only item amended hereby is Exhibit 27.1 to Item 6.

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