Form 10-Q/A
period 1997-06-30
GREENPOINT FINANCIAL CORP
filed 1998-06-11
CIK 911935

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

For the Quarterly Period Ended June 30, 1997.

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

                                EXPLANATORY NOTE

This amendment amends the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997. The only item amended hereby is Exhibit 27.1 to Item 6.

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