Form 10-K405/A
period 1996-12-31
GREENPOINT FINANCIAL CORP
filed 1998-06-12
CIK 911935

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    ___________

                                    FORM 10-K/A
                                 (AMENDMENT NO. 2)

(Mark One)
/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                          OR
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997, was $2,117,587. This figure is based on the last sale price per share of the registrant's common stock on the New York Stock Exchange on March 21, 1997 of $55.00 as reported on the Wall Street Journal on March 24, 1997.

The number of shares of the registrant's Common Stock issued and outstanding as of March 21, 1997 was 47,152,976 shares.

                                   EXPLANATORY NOTE

This amendment amends the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997, as amended by Amendment No. 1 thereto filed on April 1, 1998. The only item amended hereby is Exhibit 27.1 to Item 14.

                                      SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 1998.

                                     GREENPOINT FINANCIAL CORP.
                                            (Registrant)

                             By       /s/ Thomas S. Johnson
                                 -------------------------------------
                                           Thomas S. Johnson
                                Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 9, 1998.

                /s/ Thomas S. Johnson
  ----------------------------------------------
                 Thomas S. Johnson,
                 Chairman and Chief
                Executive Officer
            (Principal Executive Officer)


                 /s/ Bharat B. Bhatt
  ----------------------------------------------
                   Bharat B. Bhatt
           Member of the Board, President
             and Chief Operating Officer



  ----------------------------------------------
             Dan F. Huebner, Director


              /s/ William M. Jackson
  ----------------------------------------------
            William M. Jackson, Director


                /s/ Susan J. Kropf
  ----------------------------------------------
             Susan J. Kropf, Director


               /s/ Robert M. McLane
  ----------------------------------------------
            Robert M. McLane, Director


              /s/ Charles B. McQuade
  ----------------------------------------------
           Charles B. McQuade, Director


               /s/ Alvin N. Puryear
  ----------------------------------------------
            Alvin N. Puryear, Director

                 /s/ Robert P. Quinn
  ----------------------------------------------
              Robert P. Quinn, Director


              /s/ Edward C. Schmults
  ----------------------------------------------
           Edward C. Schmults, Director


                /s/ Wilfred O. Uhl
  ----------------------------------------------
             Wilfred O. Uhl, Director


                 /s/ Robert F. Vizza
  ----------------------------------------------
              Robert F. Vizza, Director


                 /s/ Jules Zimmerman
  ----------------------------------------------
              Jules Zimmerman, Director


              /s/ Charles P. Richardson
  ----------------------------------------------
                Charles P. Richardson
             Executive Vice President


               /s/ Jeffrey R. Leeds
  ----------------------------------------------
                 Jeffrey R. Leeds
          Executive Vice President, Finance
            (Principal Financial Officer)


                /s/ Mary Beth Farrell
  ----------------------------------------------
                  Mary Beth Farrell
        Senior Vice President and Comptroller