Form 10-Q
period 1998-06-30
GREENPOINT FINANCIAL CORP
filed 1998-08-12
CIK 911935

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                    FORM 10-Q

          [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                    ---------

                              For the Quarter Ended
                                  June 30, 1998

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                     0-22516
                                     -------
                 Securities and Exchange Commission File Number

                           GreenPoint Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  06-1379001
-------------------------------                -----------------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                  identification number)

  90 Park Avenue, New York, New York                     10016
---------------------------------------        -----------------------
(Address of principal executive offices)               (Zip Code)

        (212) 834-1711                                Not Applicable
-------------------------------        ----------------------------------------
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

                     X     Yes                     No
                   -----                      ----

As of August 11, 1998 there were 96,442,281 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                    FORM 10-Q

                              For the Quarter Ended
                                  June 30, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                  Page
                                                                                                ----

Item 1 - Financial Statements

  Consolidated Statements of Financial Condition (unaudited) as of June 30, 1998
  and December 31, 1997                                                                            3

  Consolidated Statements of Income (unaudited) for the quarters and six month periods
  ended June 30, 1998 and 1997                                                                     4

  Consolidated Statements of Comprehensive Income (unaudited) for the quarters and
  six month periods ended June 30, 1998 and 1997                                                   5

  Consolidated Statements of Changes in Stockholders' Equity (unaudited)
  for the six month periods ended June 30, 1998 and 1997                                           6

  Consolidated Statements of Cash Flows (unaudited) for the six month periods
  ended June 30, 1998 and 1997                                                                     7

  Notes to the Unaudited Consolidated Financial Statements                                         8


Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                         11


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                       27

Item 4 - Submission of Matters to a Vote of Security Holders                                     28

Item 6 - Exhibits and Reports on Form 8-K                                                        29


                  GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                                                                         June 30,             December 31,
                                                                                           1998                    1997
                                                                                  ---------------------    ------------------
     ASSETS                                                                          (In thousands, except share  amounts)
     ------
Cash and due from banks                                                           $            110,586     $          93,173
Money market investments                                                                       778,119             1,060,007
Loans receivable held for sale                                                                   3,845                 5,532
Securities available for sale                                                                1,885,860             2,007,707
Securities held to maturity (fair value of $3,787
  and $4,046, respectively)                                                                      3,774                 4,009
Trading assets                                                                                      74                24,951
Loans receivable held for investment:
    Mortgage loans                                                                           9,122,776             8,905,651
    Other loans                                                                                 28,499                30,146
    Deferred loan fees and unearned discount                                                  (21,659)              (31,170)
    Allowance for possible loan losses                                                       (111,000)             (109,000)
                                                                                  ---------------------    ------------------
        Loans receivable held for investment, net                                            9,018,616             8,795,627
                                                                                  ---------------------    ------------------
Other interest-earning assets                                                                  118,698               116,951
Accrued interest receivable, net                                                                81,583                81,201
Banking premises and equipment, net                                                            115,223               118,792
Deferred income taxes, net                                                                      64,420                71,359
Other real estate owned, net                                                                    16,482                24,036
Goodwill                                                                                       554,018               577,141
Other assets                                                                                   102,604               103,032
                                                                                  ---------------------    ------------------
        Total assets                                                                    $   12,853,902     $      13,083,518
                                                                                  ---------------------    ------------------
                                                                                  ---------------------    ------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities:
Deposits:
    N.O.W. and checking                                                                 $      492,281     $         533,871
    Savings                                                                                  1,643,154             1,739,415
    Variable rate savings                                                                    1,720,077             1,702,097
    Money market                                                                               453,533               478,443
    Term certificates of deposit                                                             6,506,364             6,519,152
                                                                                  ---------------------    ------------------
        Total deposits                                                                      10,815,409            10,972,978
                                                                                  ---------------------    ------------------
Mortgagors' escrow                                                                             138,571               117,806
Securities sold under agreements to repurchase                                                      --               106,149
Trading liabilities                                                                                 --                10,592
Long term debt                                                                                 199,850               199,831

Guaranteed preferred beneficial interest in Company's junior subordinated
    debentures                                                                                 199,726               199,721
Accrued income taxes payable                                                                    54,091                67,723
Other liabilities                                                                              170,610               139,115
                                                                                  ---------------------    ------------------
         Total liabilities                                                                  11,578,257            11,813,915
                                                                                  ---------------------    ------------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)                   --                    --
    Common stock ($0.01 par value; 220,000,000 shares authorized;
       110,261,164 shares issued)                                                               1,103                 1,103
    Additional paid-in capital                                                                 856,095               830,441
    Unallocated Employee Stock Ownership Plan (ESOP) shares                                  (112,518)             (114,939)
    Unearned stock plans shares                                                                (5,045)               (7,019)
    Retained earnings                                                                        1,187,616             1,142,407
    Accumulated other comprehensive income, net                                                     55               (3,555)
    Treasury stock, at cost (29,441,878 and 27,192,578 shares, respectively)                 (651,661)             (578,835)
                                                                                  ---------------------    ------------------
         Total stockholders' equity                                                          1,275,645             1,269,603
                                                                                  ---------------------    ------------------
         Total liabilities and stockholders' equity                                     $   12,853,902         $  13,083,518
                                                                                  ---------------------    ------------------
                                                                                  ---------------------    ------------------


 (See the accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Quarter Ended                         Six Months Ended
                                                                      June 30,                               June 30,
                                                       ------------------------------------  ------------------------------------
                                                                1998                 1997              1998                1997
                                                       -----------------  -----------------  ------------------ -----------------
Interest income:                                                       (In thousands, except per share amounts)
     Mortgages                                         $     200,164      $       177,564    $         398,788  $         346,436
     Money market investments                                 12,313                7,598               28,523             11,941
     Securities                                               30,199               53,931               58,071            117,049
     Other                                                     2,041                2,254                4,420              4,266
                                                       -----------------  -----------------  ------------------ -----------------
        Total interest income                                244,717              241,347              489,802            479,692
                                                       -----------------  -----------------  ------------------ -----------------

Interest expense:

     Deposits                                                116,009              117,336              232,011            233,982
     Trading liabilities                                          15                   73                   35                 73
     Short-term and other borrowings                           1,745                2,181                3,417              3,444
     Long-term debt                                            8,041                1,423               16,082              1,423
                                                       -----------------  -----------------  ------------------ -----------------
        Total interest expense                               125,810              121,013              251,545            238,922
                                                       -----------------  -----------------  ------------------ -----------------
Net interest income                                          118,907              120,334              238,257            240,770
Provision for possible loan losses                            (3,170)              (4,444)              (7,182)            (9,461)
                                                       -----------------  -----------------  ------------------ -----------------
Net interest income after provision for possible
  loan losses                                               115,737              115,890              231,075            231,309
                                                       -----------------  -----------------  ------------------ -----------------
Non-interest income:
      Income from fees and commissions:

         Mortgage loan operations fee income                   4,408                3,444                7,905              6,982
         Mortgage servicing fees                               1,230                1,787                2,588              3,612
         Banking services fees and commissions                 6,680                5,745               13,086             10,610
         Other  income                                           251                  423                  443                915
      Net gain on securities                                     287                  211                1,422                472
      Net gain (loss) on sales of loans                           38                 (160)                 232               (197)
      Net gain on sale of assets                                  --                   --                   --              2,416
      Gain on sale of branches                                    --                   --                   --              5,850
                                                       -----------------  -----------------  ------------------ -----------------
          Total non-interest income                           12,894               11,450               25,676             30,660
                                                       -----------------  -----------------  ------------------ -----------------

Non-interest expense:

      Salaries and benefits                                   22,646               22,621               45,750             45,314
      Employee Stock Ownership and stock plans expense         6,098                4,711               11,661              9,521
      Net expense of premises and equipment                   11,793               12,297               23,742             24,397
      Advertising                                              1,686                2,238                3,368              4,478
      Federal deposit insurance premiums                         669                  726                1,350              1,500
      Charitable and educational foundation                    1,875                2,373                3,750              4,358
      Other administrative expenses                           10,509               10,416               21,275             22,867
      Other real estate owned operating income, net           (2,035)                (955)              (3,604)            (1,417)
      Goodwill amortization                                   11,561               11,620               23,123             23,263
      Restructuring charge                                        --                2,500                   --              2,500
      Non-recurring personnel expense                             --                   --                8,335                 --
                                                       -----------------  -----------------  ------------------ -----------------
          Total non-interest expense                          64,802               68,547              138,750            136,781
                                                       -----------------  -----------------  ------------------ -----------------


Income before income taxes                                    63,829               58,793              118,001            125,188
Income taxes                                                  24,414               23,664               45,000             50,388
                                                       -----------------  -----------------  ------------------ -----------------

Net income                                             $      39,415      $        35,129    $          73,001  $          74,800
                                                       -----------------  -----------------  ------------------ -----------------
                                                       -----------------  -----------------  ------------------ -----------------
Basic earnings per share                               $        0.56      $          0.45    $             1.03 $            0.95
                                                       -----------------  -----------------  ------------------ -----------------
                                                       -----------------  -----------------  ------------------ -----------------

Diluted earnings per share                             $        0.54      $          0.43    $             0.99 $            0.90
                                                       -----------------  -----------------  ------------------ -----------------
                                                       -----------------  -----------------  ------------------ -----------------
Net income (excluding non-recurring items)*            $      39,415      $        36,622    $           78,169 $          71,354
                                                       -----------------  -----------------  ------------------ -----------------
                                                       -----------------  -----------------  ------------------ -----------------
Diluted earnings per share (excluding non-
   recurring items)*                                   $        0.54      $          0.45    $             1.06 $            0.86
                                                       -----------------  -----------------  ------------------ -----------------
                                                       -----------------  -----------------  ------------------ -----------------

*Non-recurring items include branch sales, asset sales, restructuring charge and non-recurring personnel expense.

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                          Quarter Ended                       Six Months Ended
                                                                             June 30,                             June 30,
                                                                -----------------------------------  -------------------------------
                                                                      1998              1997               1998              1997
                                                                -----------------  ----------------  -----------------  ------------
Net income                                                     $       39,415   $         35,129  $          73,001  $     74,800
                                                             -----------------  ----------------  -----------------  ------------

 Other comprehensive income, before tax:
   Unrealized gains on securities:
         Unrealized holding gains arising during
          period                                                        4,717            43,086               7,811          2,517
         Less: reclassification adjustment for gains
          included in net income                                         (287)             (211)             (1,422)          (472)
                                                             -----------------  ----------------  -----------------  ------------
Other comprehensive income, before tax                                  4,430            42,875               6,389          2,045

Income tax expense related to items of other
     comprehensive income
                                                                      (1,892)          (18,874)             (2,779)        (1,273)
                                                             -----------------  ----------------  -----------------  ------------

Other comprehensive income, net of tax                                  2,538            24,001               3,610            772
                                                             -----------------  ----------------  -----------------  ------------

Total comprehensive income, net of tax                        $        41,953   $        59,130  $           76,611    $    75,572
                                                             -----------------  ----------------  -----------------  ------------
                                                             -----------------  ----------------  -----------------  ------------



















   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                             --------------------------
                                                                 1998           1997
                                                             -----------    -----------
Common stock
Balance at beginning of period                               $     1,103    $     1,103
                                                             -----------    -----------
Balance at end of period                                           1,103          1,103
                                                             -----------    -----------

Additional paid-in capital
Balance at beginning of period                                   830,441        809,618
Issuance of common stock to stock plans                              ---            832
Amortization of ESOP shares committed to be released               8,521          5,680
Amortization of stock plans shares during the period                 963            257
Tax benefit for vested stock plans shares                         16,170          4,582
                                                             -----------    -----------
Balance at end of period                                         856,095        820,969
                                                             -----------    -----------
Unallocated ESOP shares
Balance at beginning of period                                  (114,939)      (119,573)
Amortization of ESOP shares committed to be released               2,421          2,317
                                                             -----------    -----------
Balance at end of period                                        (112,518)      (117,256)
                                                             -----------    -----------

Unearned stock plans shares
Balance at beginning of period                                    (7,019)        (8,317)
Issuance of common stock to stock plans                              ---          (832)
Amortization of stock plans shares during the period               1,974          1,267
                                                             -----------    -----------
Balance at end of period                                          (5,045)        (7,882)
                                                             -----------    -----------
Retained earnings
Balance at beginning of period                                 1,142,407      1,037,993
Net income for the period                                         73,001         74,800
Dividends declared                                               (22,560)       (19,814)
Reissuance of treasury stock                                      (5,232)        (3,027)
                                                             -----------    -----------
Balance at end of period                                       1,187,616      1,089,952
                                                             -----------    -----------
Accumulated other comprehensive income, net
Balance at beginning of period                                    (3,555)       (23,324)
Net change in accumulated other comprehensive income, net          3,610            772
                                                             -----------    -----------
Balance at end of period                                              55       (22,552)
                                                             -----------    -----------
Treasury stock, at cost
Balance at beginning of period                                  (578,835)      (237,697)
Reissuance of treasury stock                                      13,496          7,820
Purchase of treasury stock                                       (86,322)      (163,341)
                                                             -----------    -----------
Balance at end of period                                        (651,661)      (393,218)
                                                             -----------    -----------

Total stockholders' equity                                   $ 1,275,645    $ 1,371,116
                                                             -----------    -----------
                                                             -----------    -----------



   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                  ----------------------------
                                                                                      1998          1997
                                                                                  -----------    -------------
                                                                                          (In thousands)
Cash flows from operating activities:
Net income                                                                        $    73,001     $    74,800
Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for possible loan losses                                                 7,182           9,461
     Depreciation and amortization of premises and equipment                            8,608           8,323
     Goodwill amortization                                                             23,123          23,263
     Accretion of discount on securities, net of premium amortization                  (3,291)         (5,167)
     Net change in trading assets                                                      24,877             (29)
     Net change in trading liabilities                                                (10,592)           ---
     ESOP and stock plans expense                                                      11,661           9,521
     Non-recurring personnel expense                                                    8,335            ---
     Gain on securities transactions                                                   (1,422)           (472)
     Net change in loans held for sale                                                  1,687             229
     Net gain on sales of other real estate owned                                      (5,088)         (4,360)
     Net gain on sales of branches                                                       ---           (5,850)
     Deferred income taxes                                                              4,160             490
     (Increase) decrease in other assets                                               (8,349)         11,198
     Increase (decrease) in other liabilities                                          42,728          (9,672)
     Other, net                                                                          (344)        (13,552)
                                                                                  -----------     -----------
          Net cash provided by operating activities                                   176,276          98,183
                                                                                  -----------     -----------
Cash flows from investing activities:
    Loan originations, net of principal repayments                                   (229,416)       (853,148)
    Proceeds from sales of other real estate owned                                     13,765           9,688
    Purchases of securities available for sale                                     (1,781,912)       (564,649)
    Purchase of securities held to maturity                                               ---            (100)
    Proceeds from maturities of securities available for sale                       1,407,622         720,000
    Proceeds from sales of securities available for sale                              351,911         807,758
    Principal repayments on securities                                                146,126         133,091
    Investment in corporate officer life insurance policy                                 ---        (101,794)
    Purchases of premises and equipment                                                (5,039)         (5,532)
                                                                                  -----------     -----------
          Net cash (used in) provided by investing activities                        ( 96,943)        145,314
                                                                                  -----------     -----------

Cash flows from financing activities:
    Net withdrawals from depositors' accounts                                        (157,806)       (144,713)
    Cash paid on transfer of deposit liabilities                                          ---        (124,781)
    Payments for cash dividends                                                       (22,560)        (19,814)
    Exercise of stock options                                                           8,264           4,793
    Purchase of treasury stock                                                        (86,322)       (163,341)
    Securities sold under agreements to repurchase                                   (106,149)        236,256
    Guaranteed preferred beneficial interest in Company's junior subordinated
       debentures                                                                         ---         199,717
    Net increase in mortgagors' escrow                                                 20,765          11,311
                                                                                  -----------     -----------
            Net cash used in financing activities                                    (343,808)           (572)
                                                                                  -----------     -----------


    Net (decrease) increase in cash and cash equivalents                             (264,475)        242,925
    Cash and cash equivalents at beginning of period                                1,153,180         575,974
                                                                                  -----------     -----------
    Cash and cash equivalents at end of period                                    $   888,705     $   818,899
                                                                                  -----------     -----------
                                                                                  -----------     -----------

    Non-cash activities:
    Additions to other real estate owned, net                                     $   (9,690)     $    13,265
                                                                                  ------------    -----------

                                                                                  ------------    ------------
    Loans to facilitate sales of other real estate                                $     7,125     $    11,907
                                                                                  ------------    ------------
                                                                                  ------------    ------------
    Unsettled trades                                                              $    59,379     $   142,507
                                                                                  ------------    ------------
                                                                                  ------------    ------------
    Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                    $     32,315    $     53,575
                                                                                  ------------    ------------
                                                                                  ------------    ------------
    Interest paid                                                                 $    248,438    $    236,088
                                                                                  ------------    ------------
                                                                                  ------------    ------------





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

2.  Stock Incentive Plan

For the six months ended June 30, 1998, the Company granted options to purchase 1,094,000 shares of the Company's common stock to certain officers, at an average exercise price of $33.65. These awards vest ratably over three years on the anniversary dates of the awards.

3.   Non-Employee Directors' Stock Option Grants

During the six months ended June 30, 1998, the Company granted options to purchase 48,000 shares of the Company's common stock to non-employee directors, at an average exercise price of $40.19. These awards vest after one year on the anniversary dates of the awards.

4.    Common Stock Repurchase Program

Under a stock repurchase program authorized in January 1998, the Company has repurchased 2.25 million shares of GreenPoint common stock through June 30, 1998. Repurchases of stock are at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

5.    Acquisition of BankAmerica Housing Services

On April 13, 1998, the Company announced the signing of a definitive agreement to purchase the manufactured housing lending business of BankAmerica Housing Services ("BAHS"), a division of Bank of America, FSB for a cash premium of $603 million and a payment of approximately $100 million for net tangible assets at fair value. The purchase includes BAHS' loan origination and servicing platforms, its servicing portfolio and related revenue stream, and a warehouse portfolio of loans to be originated prior to closing, which is expected during the third quarter of 1998. The acquisition will be treated as a purchase for accounting and financial reporting purposes, resulting in approximately $468 million of tax-deductible goodwill, which will be amortized over 15 years. The acquisition will be financed through available capital and the use of the proceeds of a recently completed offering of GreenPoint common stock.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   Securities

Securities held at June 30, 1998 are summarized as follows:

                                                                            Gross          Gross
                                                          Amortized       Unrealized     Unrealized
                                                             Cost           Gains          Losses       Fair Value
                                                          ---------       ----------     ----------   ------------
                                                                              (In thousands)

Securities Available for Sale
U.S. Government and Federal Agency
  Obligations:
  U.S. Treasury notes/bills                             $  500,220        $      38     $   (2,176)   $   498,082
  Agency notes/Asset-backed securities                     255,328               22           (110)       255,240
Mortgage-backed securities                                 706,409            2,609           (510)       708,508
Collateralized mortgage obligations                        214,138              462            ---        214,600
Trust certificates collateralized by GNMA securities        39,781              ---           (239)        39,542
Corporate asset-backed securities                           25,000               27            ---         25,027
Commercial paper                                           114,835              ---            ---        114,835
Other                                                       30,017               10             (1)        30,026
                                                        ----------        ---------      ---------    -----------
       Total securities available for sale              $1,885,728        $   3,168      $  (3,036)   $ 1,885,860
                                                        ----------        ---------      ---------    -----------
                                                        ----------        ---------      ---------    -----------
Securities Held to Maturity
Tax exempt municipals                                   $      585        $      13      $     ---    $       598
Other                                                        3,189              ---            ---          3,189
                                                        ----------        ---------      ---------    -----------
        Total securities held to maturity               $    3,774        $      13      $     ---    $     3,787
                                                        ----------        ---------      ---------    -----------
                                                        ----------        ---------      ---------    -----------
Trading Assets
Purchased call option                                   $       63        $      11      $     ---    $        74
                                                        ----------        ---------      ---------    -----------
        Total trading assets                            $       63        $      11      $     ---    $        74
                                                        ----------        ---------      ---------    -----------
                                                        ----------        ---------      ---------    -----------


Securities held at December 31, 1997 are summarized as follows:

                                                                            Gross          Gross
                                                         Amortized        Unrealized     Unrealized
                                                           Cost             Gains         Losses       Fair Value
                                                        -----------       ----------     ----------    ----------
                                                                              (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency
  Obligations:
  U.S. Treasury notes/bills                             $  700,564        $     ---     $   (4,752)    $  695,812
  Agency notes/Asset-backed securities                     125,870               67           (147)       125,790
Mortgage-backed securities                                 780,600              806         (1,807)       779,599
Collateralized mortgage obligations                        113,942              537            (52)       114,427
Trust certificates collateralized by GNMA securities       124,513              ---           (951)       123,562
Corporate asset-backed securities                           25,000              ---            ---         25,000
Commercial paper                                           113,494              ---            ---        113,494
Other                                                       30,017                6            ---         30,023
                                                        ----------         --------     ----------     ----------
         Total securities available for sale            $2,014,000         $  1,416     $   (7,709)    $2,007,707
                                                        ----------         --------     ----------     ----------
                                                        ----------         --------     ----------     ----------
 Securities Held to Maturity
 Tax exempt municipals                                  $      605         $     37     $      ---     $      642
 Other                                                       3,404              ---            ---          3,404
                                                        ----------         --------     ----------     ----------
         Total securities held to maturity              $    4,009         $     37     $      ---     $    4,046
                                                        ----------         --------     ----------     ----------
                                                        ----------         --------     ----------     ----------
Trading Assets
U.S. Treasury notes/bills                               $   24,960         $    ---     $       (9)    $   24,951
                                                        ----------         --------     ----------     ----------
        Total trading assets                            $   24,960         $    ---     $       (9)    $   24,951
                                                        ----------         --------     ----------     ----------
                                                        ----------         --------     ----------      ----------


Estimated fair values for securities are based on published market or securities dealers' estimated prices.

During the quarter ended June 30, 1998, the Company sold available for sale securities aggregating $191.6 million, resulting in gross realized gains of $0.4 million and gross realized losses of $0.1 million.

During the quarter ended June 30, 1998, the Company sold trading account securities aggregating $350.2 million, resulting in gross realized gains of $0.3 million and gross realized losses of $0.2 million.

The average maturities of the securities available for sale and held to maturity at June 30, 1998 are approximately 6.1 years and 11.0 years, respectively. Mortgage-backed securities and collateralized mortgage obligations, most of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments, which shorten the average life to an estimated 3.6 years.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   Impact of Recent Accounting Pronouncement

On June 15, 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the derivative's fair value are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's earnings or financial position.

8.   Common Stock Offering

On June 10, 1998, the Company filed a Registration Statement on Form S-3 for an offering of 15 million shares of GreenPoint common stock. The net proceeds of the offering were $584 million. The Company intends to use the net proceeds from the offering, together with available cash, to fund the purchase price of the BAHS acquisition and for general working capital purposes. In addition, the net proceeds of the offering will qualify as Tier 1 capital of the Company for regulatory purposes.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                                                  Quarter Ended                         Six Months Ended
                                       ------------------------------------------------------------    --------------------
                                       Jun. 30,      Mar. 31,     Dec. 31,    Sep. 30,     Jun. 30,     Jun. 30,    Jun. 30,
                                         1998          1998         1997        1997         1997         1998        1997
                                       --------      --------     --------    --------     --------    --------     -------
Performance Ratios (Annualized):
  Core cash earnings return on
   average assets (1)                    1.76%        1.71%(2)       1.64%       1.58%       1.61%(3)    1.73%(2)   1.58%(4)
  Core cash earnings return on
   average equity (1)                   18.30        17.36 (2)      17.24       16.62       15.13 (3)   17.83 (2)     14.56 (4)
  Return on average assets               1.21         1.19 (2)       1.13        1.08        1.07        1.20 (2)      1.06 (5)
  Return on average equity              12.64        12.04 (2)      11.83       11.39       10.04       12.34 (2)      9.77 (5)
  Net interest margin                    3.95         3.93           3.91        3.86        3.99        3.94          3.98
  Net interest spread during
   period                                3.65         3.65           3.64        3.59        3.67        3.65          3.65
  Operating expense to average
   assets (6)                            1.70         1.70           1.71        1.65        1.69        1.70          1.71
  Efficiency ratio (7)                  41.9         42.1           42.9        42.3        42.0        42.0          42.7
  Average interest-earning assets
   to average interest-bearing
   liabilities                           1.07 x       1.07 x         1.06 x      1.07 x      1.08 x      1.07 x        1.08 x

Regulatory Capital Ratios:
Company:
  Leverage capital (8)                   7.40%        7.32%          7.19%       7.00%       7.95%
  Risk-based capital (8):
    Tier 1                              14.71        14.78          14.29       14.60       16.37
    Total                               15.96        16.03          15.54       15.85       17.62
Bank:
  Leverage capital (8)                   7.32         7.23           7.08        6.95        6.66
  Risk-based capital (8):
    Tier 1                              14.54        14.59          14.09       14.45       13.92
    Total                               15.79        15.84          15.34       15.76       15.17

Per Share Data:
    Core cash earnings (1)*            $ 0.78       $ 0.76 (2)    $  0.71      $ 0.69      $ 0.65 (3)
    Common book value**                $17.65       $17.43        $ 17.00      $16.82      $17.14
    Tangible common book value**       $ 9.99       $ 9.72        $  9.27      $ 9.02      $ 9.63
    Dividends                          $ 0.16       $ 0.16        $  0.13      $ 0.13      $ 0.13

*    Average shares used in
       calculation                 73,089,000   73,954,000     74,898,000  76,386,000  81,861,000
**  Period-end shares used in
       calculation                 72,254,000   73,399,000     74,686,000  75,420,000  80,013,000
    Total shares issued and
       outstanding                 83,383,000   84,469,000     84,640,000  85,652,000  90,089,000

   Asset Quality Ratios:
       Non-performing loans to
          total loans                    3.39%        3.77%          3.97%       4.07%       4.35%
       Non-performing assets to
          total assets                   2.54         2.73           2.90        2.88        2.89

   Allowance for possible loan
    losses to:
      Non-performing loans              35.79        32.23          30.70       30.73       29.69
      Total loans                        1.21         1.21           1.22        1.25        1.29

   Earnings to combined fixed
     charges and preferred
     stock dividends (9):

     Excluding interest on
       deposits                          8.01 x       7.02 x         7.90 x      7.59 x     23.09 x      7.52 x    33.34 x
     Including interest on
       deposits                          1.51 x       1.43 x         1.46 x      1.45 x      1.49 x      1.47 x     1.53 x



(1) Core cash earnings is net income, net of non-recurring items, adding back goodwill amortization and Employee Stock Ownership and stock plans expense.

(2)  Excludes non-recurring personnel expense, net of tax.

(3)  Excludes restructuring charge, net of tax.

(4) Excludes gains on branch and asset sales, net of tax and restructuring charge, net of tax.

(5) Excludes gains on branch and asset sales, net of tax.

(6) Operating expense excludes goodwill expense, ORE (income) expense, non-recurring personnel expense and restructuring charge.

(7) The efficiency ratio is calculated by dividing operating expense by the sum of net interest income and non-interest income, excluding pre-tax gains on branch and asset sales.

(8) These ratios are calculated using regulatory guidelines which exclude the impact on stockholders' equity resulting from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

(9) For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividend requirements, earnings represent net income plus applicable income taxes, fixed charges and preferred stock dividend requirements of a consolidated subsidiary. Fixed charges represent interest expense on long-term debt and one-third (the portion deemed to be representative of the interest factor) of rents.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

1. General

The Bank has historically operated as a traditional consumer-oriented institution serving the markets in which its branches are located. Management's objective has been to become a major niche loan originator in the national residential mortgage market, to become a major consumer banking force within the attractive, rapidly consolidating New York metropolitan consumer banking market and to expand into other niche consumer finance businesses. The Company believes that its pending acquisition of the manufactured housing lending business of BAHS is consistent with the Company's strategy of targeting under-served niche markets.

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

2.   Operating Results

The second quarter's results include the following:

    - The Company's loan originations totaled $700 million, down 2% from the second quarter of 1997, but up 21% from the prior quarter. The percentage of new loans originated outside of New York was 60%, and ARMs as a percentage of total originations were 24%.

    - Asset quality continued to improve as non-performing loans and non-performing assets declined. The ratio of non-performing loans to total loans declined 96 basis points to 3.39%, a 22.1% decrease from June 30, 1997 and 38 basis points lower than the first quarter of 1998.

    - Net interest margin was 3.95%, down 4 basis points from the second quarter of 1997 and up 2 basis points from the first quarter of 1998.

Net income for the quarter ended June 30, 1998 was $39.4 million, or $0.54 per diluted share, a 25.6% increase from the $0.43 per share for the comparable 1997 period. Net income for the first six months of 1998 was $73.0 million, or $0.99 per diluted share, compared to $74.8 million, or $0.90 per diluted share, for the 1997 period.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Core Cash Earnings

Core cash earnings are net of non-recurring items, and include certain non-cash charges related to goodwill and the Employee Stock Ownership Plan ("ESOP"). The non-cash expenses, unlike all other expenses incurred by the Company, do not decrease the Company's tangible capital and enable the Company to pursue increases in shareholder value through growth of earning assets, increases in cash dividends and additional repurchases of the Company's stock.

                                                          Quarter Ended                              Six Months Ended
                                        ---------------------------------------------------  ---------------------------------
                                           June 30,          March 31,        June 30,          June 30,          June 30,
                                             1998              1998             1997              1998              1997
                                        ----------------  ---------------- ----------------  ----------------  ---------------

Net income                              $        39,415   $        33,586  $        35,129   $        73,001   $       74,800
Non-recurring items, net of tax (1)                 ---             5,168            1,493             5,168           (3,446)
                                        ----------------  ---------------- ----------------  ----------------  ---------------
 Core net income                                 39,415            38,754           36,622            78,169           71,354

Add back:
      Goodwill expense                           11,561            11,562           11,620            23,123           23,263
      Employee stock plans expense                6,098             5,563            4,711            11,661            9,521
                                        ----------------  ---------------- ----------------  ----------------  ---------------

      Core cash earnings                $        57,074   $        55,879  $        52,953   $       112,953   $      104,138
                                        ----------------  ---------------- ----------------  ----------------  ---------------
                                        ----------------  ---------------- ----------------  ----------------  ---------------

      Core cash earnings per share (2)  $          0.78   $          0.76  $          0.65   $          1.54   $         1.25
                                        ----------------  ---------------- ----------------  ----------------  ---------------
                                        ----------------  ---------------- ----------------  ----------------  ---------------

     (1) Non-recurring items include branch sales, asset sales, restructuring charge and non-recurring personnel expense.

     (2) Based on the weighted average shares used to calculate diluted earnings per share.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Net Interest Income

Net interest income on a taxable equivalent basis decreased by $2.0 million, or 1.7%, in the second quarter of 1998, and by $3.9 million, or 1.6%, in the first six months of 1998, versus the comparable periods in 1997. The decrease primarily reflects additional expense resulting from the issuance of long term debt and guaranteed preferred beneficial interest in Company's junior subordinated debentures ("capital securities"), partially offset by a rise in the average yield on interest-earning assets due to a reduction in the lower yielding securities portfolio to fund the net growth in the higher yielding loan portfolio.

Interest income on mortgages increased by $22.6 million, or 12.7%, to $200.2 million for the second quarter of 1998 and by $52.4 million, or 15.1%, to $398.8 million in the first six months of 1998, from $177.6 million and $346.4 million, respectively, for the comparable 1997 periods. The increases reflect average loan portfolio growth of $1.1 billion and $1.2 billion for the second quarter and six months ended June 30, 1998, respectively, versus the comparable 1997 periods. Interest income on securities and money market investments fell by a combined $19.5 million, or 31.2%, to $43.0 million for the second quarter of 1998 and by $43.7 million, or 33.3%, to $87.5 million in the first six months of 1998, from $62.4 million and $131.2 million, respectively, for the comparable 1997 periods. The decreases were primarily the result of declines in the average securities and money market investments portfolios of $1.1 billion and $1.3 billion for the second quarter and six months ended June 30, 1998, respectively, versus the comparable 1997 periods. The resulting shift in the Company's interest-earning asset mix into the higher yielding loan portfolio primarily resulted in a 14 basis point increase in the yield on average interest-earning assets in the second quarter of 1998 and a 20 basis point increase in the six months ended June 30, 1998, versus the comparable 1997 periods.

Interest expense increased by $4.8 million, or 4.0%, to $125.8 million in the second quarter of 1998, and by $12.6 million, or 5.3%, to $251.5 million in the first six months of 1998, from $121.0 million and $238.9 million, respectively, for the comparable 1997 periods. The rise is primarily the result of increases in the average long term debt and capital securities balance of $337.4 million in the second quarter of 1998 and $368.5 million for the six months ended June 30, 1998, versus the comparable 1997 periods.

The average cost of funds increased 16 basis points in the second quarter of 1998 and 20 basis points in the first six months of 1998 from the comparable 1997 periods. The rise in the average cost of funds is primarily the result of the higher average cost of long term debt and capital securities versus the average cost of deposits and an increase in the average cost of time deposits of 14 basis points in the second quarter of 1998 and 17 basis points in the six months ended June 30, 1998 from the comparable 1997 periods. The Company makes use of long term debt and capital securities as a means of managing its liquidity and capital position.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended June 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.


                                                                                  Quarter Ended
                                             ----------------------------------------------------------------------------------
                                                         June 30, 1998                             June 30, 1997
                                             --------------------------------------------  ------------------------------------
                                                                                  Average                              Average
                                                 Average                           Yield/     Average                   Yield/
                                                 Balance          Interest          Cost      Balance     Interest       Cost
                                             ---------------  ----------------  ---------  -----------   ----------    --------
                                                              (Taxable-Equivalent Interest and Rates, in thousands) (1)


Assets:
Interest-earning assets:
        Mortgage loans (2)                     $ 9,034,381        $   200,164       8.86 %  $ 7,973,607   $   177,564      8.91%
        Other loans (2)                             29,452                579       7.86         26,027           564      8.67
        Money market investments (3)               885,540             12,323       5.58        546,735         7,604      5.58
        Securities (4)                           2,073,318             30,635       5.91      3,559,060        54,834      6.17
        Trading assets                               1,662                 23       5.55          1,950            32      6.58
        Other interest-earning assets              120,077              2,205       7.37        111,217         2,582      9.31
                                               -----------        -----------               -----------   -----------
            Total interest-earning assets       12,144,430            245,929       8.10     12,218,596       243,180      7.96
                                                                  -----------                             -----------
Non-interest earning assets (5)                    856,276                                      902,462
                                               -----------                                  -----------
            Total assets                       $13,000,706                                  $13,121,058
                                               -----------                                  -----------
                                               -----------                                  -----------
Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
      Savings                                  $ 1,671,787             10,180       2.42 %  $ 1,863,335        12,297      2.65%
      N.O.W                                        326,947                993       1.22        334,034         1,421      1.71
      Money market and variable rate
        savings                                  2,159,336             17,805       3.31       2,297,411        19,263      3.36
      Term certificates of deposit               6,495,356             86,676       5.35       6,470,908        84,097      5.21
      Mortgagors' escrow                           149,867                355       0.95          93,638           258      1.11
      Trading liabilities                            1,201                 15       5.01           4,911            73      5.96
      Securities sold under agreements to          133,752              1,745       5.23         194,194         2,181      4.50
        repurchase
      Long term debt                               199,844              3,469       6.94            --            --         --
      Guaranteed preferred beneficial
       interest in Company's junior
       subordinated debentures                     199,725              4,572       9.16          62,134         1,423      9.16
                                               -----------        -----------                -----------   -----------
         Total interest-bearing
           liabilities                          11,337,815            125,810       4.45      11,320,565       121,013      4.29
                                                                  -----------                              -----------
Other liabilities (6)                              415,495                                       396,710
                                               -----------                                   -----------
         Total liabilities                      11,753,310                                    11,717,275

Preferred shares of subsidiary                          --                                         3,626
Stockholders' equity                             1,247,396                                     1,400,157
                                               -----------                                   -----------
         Total liabilities, preferred
           shares of subsidiary and
           stockholders' equity                $13,000,706                                   $13,121,058
                                               -----------                                   -----------
                                               -----------                                   -----------
Net interest income/interest rate
  spread (7)                                                      $   120,119       3.65%                      $ 122,167    3.67%
                                                                  -----------  -----------                    -----------   ------
                                                                  -----------  -----------                    -----------   ------
Net interest-earning assets/net interest
margin (8)                                     $   806,615                          3.95%    $   898,031                    3.99%
                                               -----------                     -----------   -----------                    ------
                                               -----------                     -----------   -----------                    ------
      Ratio of interest-earning assets to
        interest-bearing liabilities                                               1.07 x                                   1.08 x
                                                                              -----------                               -----------
                                                                              -----------                               -----------


(1) The Company's incremental tax rate used to adjust tax-exempt interest to a taxable-equivalent basis was 43.9% and 45.2% for the quarters ended June 30, 1998 and 1997.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the six months ended June 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

                                                                                  Six Months Ended
                                           -----------------------------------------------------------------------------------------
                                                           June 30, 1998                              June 30, 1997
                                           ----------------------------------------------  -----------------------------------------
                                                                          Average                                         Average
                                               Average                    Yield/         Average                          Yield/
                                               Balance     Interest        Cost          Balance          Interest         Cost
                                             -----------  -----------    -----------  ---------------  ----------------  -----------
                                                          (Taxable-Equivalent Interest and Rates, in thousands) (1)
   Assets:
   Interest-earning assets:

        Mortgage loans (2)                  $ 8,982,579   $   398,788        8.88 %    $   7,770,651         $  346,436      8.92 %
        Other loans (2)                          30,704         1,284        8.36             26,916              1,126      8.37
        Money market investments (3)          1,026,410        28,539        5.61            438,103             11,954      5.50
        Securities (4)                        1,992,886        58,946        5.92          3,894,855            119,273      6.15
        Trading assets                            2,631            74        5.67              2,207                 71      6.49
        Other interest-earning assets           119,186         4,802        8.12            107,376              4,886      9.18
                                            -----------   -----------                  -------------         ----------
            Total interest-earning assets    12,154,396       492,433        8.11         12,240,108            483,746      7.91
                                                          -----------                                        ----------
   Non-interest earning assets (5)              879,971                                      913,046
                                            -----------                                -------------
            Total assets                    $13,034,367                                 $ 13,153,154
                                            -----------                                -------------
                                            -----------                                -------------
   Liabilities & Stockholders' Equity:
   Interest-bearing liabilities:
    Savings                                 $ 1,693,454        20,512        2.44 %     $  1,869,911             24,535      2.65 %
    N.O.W.                                      329,860         2,025        1.24            334,690              2,830      1.71
    Money market and variable rate savings    2,162,753        35,725        3.33          2,333,399             38,886      3.36
    Term certificates of deposit              6,500,168       173,068        5.37          6,489,221            167,222      5.20
    Mortgagors' escrow                          144,011           681        0.95             89,724                509      1.14
    Trading liabilities                           1,338            35        5.27              2,469                 73      5.96
    Securities sold under agreements to
      repurchase                                139,530         3,417        4.94            169,396              3,444      4.10
    Long term debt                              199,839         6,937        6.94                ---                ---       ---
    Guaranteed preferred beneficial
    interest in Company's junior
    subordinated debentures                     199,724         9,145        9.16             31,067              1,423      9.16
                                            -----------   -----------                  -------------         ----------
        Total interest-bearing liabilities   11,370,677       251,545        4.46         11,319,877            238,922      4.26
                                                          -----------                                        ----------
     Other liabilities (6)                      396,507                                      399,474
                                            -----------                                -------------
        Total liabilities                    11,767,184                                   11,719,351

Preferred shares of subsidiary                      ---                                        3,625
  Stockholders' equity                        1,267,183                                    1,430,178
                                            -----------                                -------------
      Total liabilities, preferred shares of
      subsidiary and stockholders' equity   $13,034,367                                 $ 13,153,154
                                            -----------                                -------------
                                            -----------                                -------------

    Net interest income/interest rate                       $ 240,888        3.65 %                         $   244,824      3.65 %
 spread (7)
                                                          -----------   -----------                         -----------      ------
                                                          -----------   -----------                         -----------      ------
    Net interest-earning assets/net
   interest margin (8)                      $   783,719                      3.94 %    $     920,231                         3.98 %
                                            -----------                 -----------    -------------                         ------
                                            -----------                 -----------    -------------                         ------

   Interest-earning assets to
   interest-bearing liabilities                                              1.07 x                                           1.08x
                                                                        -----------                                          ------
                                                                        -----------                                          ------


(1) The Company's incremental tax rate used to adjust tax-exempt interest to a taxable-equivalent basis was 44.2% and 44.9% for the six months ended June 30, 1998 and 1997.

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


                                                         Quarter Ended June 30, 1998            Six Months Ended June 30, 1998
                                                                 Compared to                              Compared to
                                                         Quarter Ended June 30, 1997            Six Months Ended June 30, 1997
                                                             Increase/(Decrease)                      Increase/(Decrease)
                                                     ----------------------------------    ---------------------------------------
                                                              Due to                                   Due to
                                                     -------------------------                -----------------------
                                                     Average       Average        Net         Average       Average        Net
                                                     Volume        Rate         Change        Volume        Rate         Change
                                                  -----------  ------------  -----------   -----------  ------------  ----------
                                                                                   (In thousands)
Interest-earning assets:
     Mortgage loans (1)                           $   23,506    $   (906)    $   22,600   $   53,810     $  (1,458)   $   52,352
     Other loans (1)                                      70         (55)            15          158           ---           158
     Money market investments (2)                      4,715           4          4,719       16,354           231        16,585
     Securities                                      (22,208)     (1,991)       (24,199)     (56,387)       (3,940)      (60,327)
     Trading assets                                       (5)         (4)            (9)          13           (10)            3
     Other interest-earning assets                       194        (571)          (377)         507          (591)          (84)
                                                  -----------  ------------  -----------   -----------  ------------  ----------
          Total interest earned on assets              6,272      (3,523)         2,749       14,455        (5,768)        8,687
                                                  -----------  ------------  -----------   -----------  ------------  ----------
Interest-bearing liabilities:
     Savings                                         (1,208)        (909)        (2,117)      (2,217)       (1,806)       (4,023)
     N.O.W.                                             (29)        (399)          (428)         (40)         (765)         (805)
     Money market and variable rate savings          (1,143)        (315)        (1,458)      (2,822)         (339)       (3,161)
     Term certificates of deposit                       653        1,926          2,579        1,066         4,780         5,846
     Mortgagors' escrow                                 137          (40)            97          268           (96)          172
     Trading liabilities                                (58)          --            (58)         (31)           (7)          (38)
     Securities sold under agreements to
        repurchase                                     (751)         315           (436)        (664)          637           (27)
     Long term debt                                    3,469          --          3,469        6,937            --         6,937
     Guaranteed  preferred beneficial interest in
      Company's junior subordinated debentures         3,150         (1)          3,149        7,722            --         7,722
                                                  -----------  ------------  -----------   -----------  ------------  ----------
        Total interest paid on liabilities             4,220         577          4,797       10,219         2,404        12,623
                                                  -----------  ------------  -----------   -----------  ------------  ----------

   Net change in net interest income              $    2,052   $ (4,100)     $   (2,048)  $    4,236      $ (8,172)    $  (3,936)
                                                  ---------- ----------      ----------   ----------      --------     ---------
                                                  ---------- ----------      ----------   ----------      --------     ---------




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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Provision for Possible Loan Losses

The provision for possible loan losses decreased by $1.3 million, or 28.7%, to $3.2 million for the second quarter of 1998, and by $2.3 million, or 24.1%, to $7.2 million in the first six months of 1998, from $4.4 million and $9.5 million, respectively, for the comparable 1997 periods. The provision exceeded net charge-offs by $1.0 million for the second quarter of 1998 and by $2.0 million for the first six months of 1998. The resulting increase to the allowance for loan losses is made in recognition of the growth in the loan portfolio.

Non-Interest Income

Non-interest income increased by $1.4 million, or 12.6%, to $12.9 million for the second quarter of 1998 and decreased by $5.0 million, or 16.3%, to $25.7 million in the first six months of 1998 from $11.5 million and $30.7 million, respectively, in the comparable 1997 periods. The six months ended June 30, 1997 results include a $5.9 million gain on the sale of two banking offices and a $2.4 million gain on the sale of bank owned properties. Excluding these non-recurring gains, non-interest income increased $3.3 million, or 14.7%, for the 1998 period compared to the 1997 period.

Banking fees and commissions rose $0.9 million, or 16.3%, to $6.7 million for the second quarter of 1998 and by $2.5 million, or 23.3%, to $13.1 million in the first six months of 1998 from $5.7 million and $10.6 million, respectively, in the comparable 1997 periods. The increases reflect a rise in fee income generated from the further development of services and products, such as the sales of annuities, mutual funds and credit cards.

Non-Interest Expense

Non-interest expense decreased by $3.7 million, or 5.5%, to $64.8 million in the current quarter, and increased by $2.0 million, or 1.4 %, to $138.8 million in the first six months of 1998 as compared to $68.5 million and $136.8 million for the comparable 1997 periods. The results from the first six months of 1998 include a non-recurring charge of $8.3 million in personnel expense related to the retirement of senior executives. The results from the second quarter and first six months of 1997 include a pre-tax restructuring charge of $2.5 million relating to the transfer of mortgage servicing from New York to Georgia. Excluding these non-recurring charges, non-interest expense fell $1.2 million, or 1.9%, for the second quarter of 1998, and $3.9 million, or 2.9%, in the first six months of 1998, as compared to the comparable 1997 periods.

The Company's emphasis on maintaining tight expense controls resulted in reductions in advertising expense and other administrative expense and essentially flat salary expense. Advertising expense fell by $0.6 million, or 24.7%, in the second quarter of 1998 and by $1.1 million, or 24.8%, in the first six months of 1998 versus the comparable periods in 1997. Other administrative expense remained flat at $10.5 million in the second quarter of 1998 compared to $10.4 million in the second quarter of 1997 but fell by $1.6 million, or 7.0%, in the first six months of 1998 as compared to the comparable 1997 period. Salary expense remained unchanged at $22.6 million for both the second quarter of 1998 and 1997, and increased by $0.4 million, or 1.0%, in the first six months of 1998 versus the comparable 1997 period.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

ORE income, net, increased by $1.1 million in the second quarter of 1998 and by $2.2 million in the first six months of 1998 versus the comparable 1997 periods. The increase reflects a reduction in ORE operating expenses due to a decline in the portfolio of foreclosed properties and a rise in the gains recognized on the sales of ORE properties in the 1998 periods versus the 1997 periods.

ESOP and stock plans expense rose $1.4 million, or 29.4%, in the second quarter of 1998 and $2.1 million, or 22.5%, in the first six months of 1998 primarily as a result of a higher average market price of the Company's stock during the 1998 periods versus the 1997 periods.

Income Tax Expense

Income tax expense increased by $0.7 million, or 3.2%, to $24.4 million in the current quarter and decreased by $5.4 million, or 10.7%, to $45.0 million in the first six months of 1998, from $23.7 million and $50.4 million for the comparable periods of 1997. The rise in the current quarter compared with 1997 is primarily due to a $5.0 million, or 8.6%, increase in income before income taxes partially offset by a decrease in the effective tax rate from 40.25% in the 1997 quarter to 38.25% in the 1998 quarter. The decrease in the first six months of 1998 compared with 1997 is primarily due to a $7.2 million, or 5.7%, decline in income before income taxes and a decrease in the effective tax rate from 40.25% in the 1997 period to 38.14% in the 1998 period.

Financial Condition

Total assets were $12.85 billion at June 30, 1998 compared to $13.08 billion at December 31, 1997. Net loans receivable held for investment rose $223.0 million to $9.02 billion at June 30, 1998 from $8.80 billion at December 31, 1997. The securities and money market portfolio decreased $404.0 million to $2.67 billion at June 30, 1998 from $3.07 billion at December 31, 1997, primarily as a result of the use of proceeds from the maturities and sales of securities to fund loan originations and repurchases of the Company's stock.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Interest Rate Sensitivity Gap Analysis

The table below depicts the Company's interest rate sensitivity as of June 30, 1998. Allocations of assets and liabilities, including non-interest-bearing sources of funds to specific periods, are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

                                                                      Repricing Periods
                                  ------------------------------------------------------------------------------------------
                                                                                   More than
                                      Three         More than       More than       one year
                                     months       three months     six months       to three      More than
                                     or less      to six months    to one year        years      three years        Total
                                  ------------    -------------    -----------     -----------   -----------       ---------
                                                                        (in millions)

Total loans, net                    $   1,008        $     713      $    1,119     $    1,895       $   4,287      $   9,022

Money market investments (1)              778               --              --             --              --            778
Securities held to maturity                 2               --              --             --               2              4
Securities available for sale             438              246             113            646             443          1,886
Other interest earning assets             119               --              --             --              --            119
                                  ------------    -------------    -----------     -----------      -----------    ---------
  Total interest earning assets         2,345              959           1,232          2,541           4,732         11,809
                                  ------------    -------------    -----------     -----------      -----------    ---------

Cash and due from banks                   111              --              --             --              --             111
Goodwill                                   10               10              21             84             429            554
Other non interest earning
  assets                                  380               --              --             --              --            380
                                  ------------    -------------    -----------     -----------     -----------     ---------
          Total assets              $   2,846       $      969      $    1,253     $    2,625       $   5,161     $   12,854
                                  ------------    -------------    -----------     -----------     -----------     ---------
                                  ------------    -------------    -----------     -----------     -----------     ---------

Term certificates of deposit        $   1,608       $   1,225       $    1,984      $   1,473       $    216     $    6,506
Core deposits                             256             256              503          1,836          1,458          4,309
                                  ------------    -------------    -----------     -----------     -----------     ---------
          Total deposits                1,864           1,481            2,487          3,309          1,674         10,815
                                  ------------    -------------    -----------     -----------     -----------     ---------

Mortgagors' escrow                          8               8               15             62             45            138
Long term debt                             --              --               --             --            200            200
Guaranteed preferred beneficial
 interest in Company's junior
 subordinated debentures                   --              --               --             --            200            200
Other liabilities                         225              --               --             --             --            225
Stockholders' equity                       --              --               --             --          1,276          1,276
                                  ------------    -------------    -----------     -----------     -----------     ---------
     Total liabilities and
       stockholders' equity         $   2,097       $    1,489       $  2,502      $   3,371        $  3,395      $  12,854
                                  ------------    -------------    -----------     -----------     -----------     ---------
                                  ------------    -------------    -----------     -----------     -----------     ---------

Off balance sheet financial
instruments                        $      800       $       --       $     --      $    (300)        $  (500)     $     --
                                  ------------    -------------    -----------     -----------     -----------     ---------
                                  ------------    -------------    -----------     -----------     -----------     ---------

Interest rate sensitivity gap      $   1,549       $    (520)       $  (1,249)     $  (1,046)       $  1,266

Cumulative gap                     $   1,549       $   1,029        $    (220)     $  (1,266)

 Interest  rate sensitivity
   gap as a percentage of            12.05%          (4.04)%          (9.72)%         (8.14)%          9.85%
   total assets

 Cumulative gap as a percentage
    of total assets                  12.05%           8.01%           (1.71)%         (9.85)%


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

          GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           Management's Discussion and Analysis of
      Financial Condition and Results of Operations - (Continued)

The use of interest rate instruments such as interest rate swaps is integrated into the Company's interest rate risk management. The Bank enters into interest rate swap contracts in managing the interest rate risk associated with its fixed-rate mortgages and variable rate securities in its investment portfolio. The notional amounts of these contracts approximate $800 million and $475 million at June 30, 1998 and December 31, 1997, respectively, and are not reflected in the Company's balance sheet. These contracts have an average term of approximately four years. Under the terms of these contracts, the Bank paid an average fixed rate of 6.08% and received an average variable rate of 5.68% on the swaps hedging the fixed rate loan portfolio. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. These instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk. However, these relationships do not consider the impact that rate movements might have on other components of the Bank's risk profile; for example, an increase in interest rates, while implying that earnings will rise in a positive gap period, might also result in higher credit or default risk due to a higher probability of borrowers being unable to pay the contractual payments on loans. Likewise, a decrease in rates might result in an increase in the risk that funds received from loan prepayments cannot be reinvested at rates and spreads earned on earlier investments and loan originations.

As of June 30, 1998, the cumulative volume of liabilities maturing or repricing within one year exceeded assets by $220.3 million, or 1.71% of assets, implying modest current-year income sensitivity to movements in the level of interest rates.

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

At June 30, 1998, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point rise in market interest rates over the next 12 months on instruments held for other than trading purposes was approximately 3.7% of projected 12 month earnings.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Non-Performing Assets

The Company's asset quality improved during the six months ended June 30, 1998, as non-performing assets decreased by 13.8%. The ratio of non-performing loans to total loans fell to 3.39% at June 30, 1998 from 3.97% at December 31, 1997 while the ratio of non-performing assets to total assets fell to 2.54% at June 30, 1998 from 2.90% at December 31, 1997.

Non-performing assets, net of related specific reserves, were as follows:


                                                                  June 30,             December 31,
                                                                    1998                   1997
                                                              ------------------     ------------------
                                                                           (In thousands)
          Mortgage loans secured by:
                Residential one-to-four family                 $         239,031      $         271,029
                Residential multi-family                                  40,582                 45,985
                Commercial property                                       30,399                 37,977
          Other loans                                                        152                     95
                                                              ------------------     ------------------
          Total non-performing loans (1)                                 310,164                355,086
                                                              ------------------     ------------------
          Total other real estate owned, net                              16,482                 24,036
                                                              ------------------     ------------------
                Total non-performing assets                   $          326,646     $          379,122
                                                              ------------------     ------------------
                                                              ------------------     ------------------

(1) Includes $13.2 million and $24.3 million of non-accrual mortgage loans under 90 days past due at June 30, 1998 and December 31, 1997, respectively.

Allowance for Possible Loan Losses

The following is a summary of the provision and allowance for possible loan losses:


                                                                Quarter Ended                    Six Months Ended
                                                                  June 30,                           June 30,
                                                       ----------------------------      -----------------------------
                                                          1998              1997             1998              1997
                                                       -----------      -----------      -----------       -----------
          Balance beginning of period                  $   110,000      $   106,000      $   109,000       $   105,000
          Provision charged to income                        3,170            4,444            7,182             9,461
          Charge-offs                                       (2,225)          (3,562)          (5,423)           (7,715)
          Recoveries                                            55              118              241               254
                                                       -----------      -----------      -----------       -----------
          Balance end of period                        $   111,000      $   107,000      $   111,000       $   107,000
                                                       -----------      -----------      -----------       -----------
                                                       -----------      -----------      -----------       -----------

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Capital Ratios

The Company's ratio of period-end stockholders' equity to ending total assets at June 30, 1998 was 9.92% compared to 9.70% at December 31, 1997.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions.
Management believes, as of June 30, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

As of June 30, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.


                                                                                             Required For Capital
                                                               Actual                         Adequacy Purposes
-----------------------------------------------------------------------------------------------------------------------
(In millions)                                        Amount              Ratio             Amount            Ratio
-----------------------------------------------------------------------------------------------------------------------
As of June 30, 1998
Total Capital
     (to Risk Weighted Assets):
     Company                                      $   999.4              15.96%         $  500.8             8.00%
     Bank                                             988.1              15.79%            500.5             8.00%
Tier 1 Capital
     (to Risk Weighted Assets):
     Company                                      $   920.8              14.71%        $   250.4             4.00%
     Bank                                             909.5              14.54%            250.3             4.00%
Tier 1 Capital
     (to Average Assets):
     Company                                      $   920.8               7.40%         $  497.8             4.00%
     Bank                                             909.5               7.32%            497.3             4.00%



                                                                                             Required For Capital
                                                               Actual                         Adequacy Purposes
-----------------------------------------------------------------------------------------------------------------------
(In millions)                                        Amount              Ratio             Amount            Ratio
-----------------------------------------------------------------------------------------------------------------------
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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Impact of the Year 2000

The Year 2000 issue is the result of many computer programs that were written using two digits rather than four to define an applicable year. Any of the computer programs used by the Company, its suppliers or outside service providers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruption of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Company has determined that it will be required to modify or replace portions of its software so that its computer system will properly utilize dates beyond December 31, 1999. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has also initiated formal communications with all of its suppliers and service providers (including hardware, software, processing, voice and data communication, facility components and services) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their respective Year 2000 issue. The Company is working with each of these third parties to facilitate remediation of the Year 2000 issue and will actively participate in testing of each system to ensure Year 2000 compliance. However, there can be no guarantee that the systems of third parties, upon which the Company relies, will be timely remediated, or that a failure to remediate by a third party would not have a materially adverse effect on the Company. The Company will utilize both internal and external resources for the Year 2000 project.

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

               GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank has been named as a defendant in seventeen unrelated legal complaints which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are ten other instances of threatened litigation. The complaints are in various early stages of discovery. Outside counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at this time. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition and results of operations.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on May 1, 1998, the following matters were voted upon with the results of the voting on such matters indicated:

      1. Election of the following five directors of the Company to three-year terms:

                                               For               Withheld
                                            ----------           --------
         Bharat B. Bhatt                    77,362,496           760,484
         Robert M. McLane                   77,553,283           569,697
         Edward C. Schmults                 77,623,748           499,232
         Wilfred O. Uhl                     77,569,608           553,372
         Robert F. Vizza                    77,622,272           500,708

         The following sets forth the names of Directors continuing in office after the annual meeting:



         Dan F. Huebner                     Charles B. McQuade
         William M. Jackson                 Alvin N. Puryear
         Thomas S. Johnson                  Robert P. Quinn
         Susan J. Kropf                     Jules Zimmerman


      2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1998.


         For:                                 77,496,040
         Against:                                360,501
         Abstain:                                266,439

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



  (a)                Exhibits

                     Exhibit
                      Number

                        11.1                  Statement Regarding Computation of Per Share Earnings


                        12.1                  Ratios of Earnings to Combined Fixed Charges and Preferred
                                              Stock Dividends

                        27.1                  Financial Data Schedule

  (b)               Reports on Form 8-K

                    On April 21, 1998, GreenPoint Financial Corp.
                    filed a current report on Form 8-K reporting the execution of a Stock Purchase Agreement, dated as of April 11, 1998, between GreenPoint Bank and
                    BankAmerica Corporation ("BankAmerica"), providing for the purchase by the Bank of the manufactured housing lending business of BankAmerica Housing
                    Services, a division of Bank of America, FSB, a wholly-owned subsidiary of BankAmerica.

                    On July 6, 1998, GreenPoint Financial Corp. filed a current report on Form 8-K reporting anticipated earnings for the quarter ended June 30, 1998 and the intent to release full earnings information for the quarter on July 10, 1998.

                    On July 10, 1998, GreenPoint Financial Corp. filed a current report on Form 8-K reporting the Company's earnings for the quarter ended June 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GreenPoint Financial Corp.



                                  By: /s/ Thomas S. Johnson
                                     -----------------------------------------
                                       Thomas S. Johnson
                                       Chairman of the Board and
                                       Chief Executive Officer




                                  By: /s/ Jeffrey R. Leeds
                                     ----------------------------------------
                                       Jeffrey R. Leeds
                                       Executive Vice President, Finance






Dated August 11, 1998