Form 10-Q
period 1998-09-30
GREENPOINT FINANCIAL CORP
filed 1998-11-12
CIK 911935

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

                              For the Quarter Ended
                               September 30, 1998

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                     0-22516
                                    ---------
                 Securities and Exchange Commission File Number

                           GreenPoint Financial Corp.
                                    ---------
             (Exact name of registrant as specified in its charter)


         Delaware                                        06-1379001
        ---------                                        ----------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

 90 Park Avenue, New York, New York                        10016
 ----------------------------------                      -------
(Address of principal executive offices)                (Zip Code)


      (212) 834-1711                                Not Applicable
      --------------                                --------------
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

             X     Yes                             No
            ---                               ---
As of November 11, 1998 there were 94,614,571 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                    FORM 10-Q

                              For the Quarter Ended
                               September 30, 1998

                                      INDEX


 PART I - FINANCIAL INFORMATION                                                                Page
 Item 1 - Financial Statements

    Consolidated Statements of Financial Condition (unaudited) as of September 30, 1998
    and December 31, 1997                                                                        3

    Consolidated Statements of Income (unaudited) for the quarters and nine month periods
    ended September 30, 1998 and 1997                                                            4

    Consolidated Statements of Comprehensive Income (unaudited) for the quarters and
    nine month periods ended September 30, 1998 and 1997                                         5

    Consolidated Statements of Changes in Stockholders' Equity (unaudited)
    for the nine month periods ended September 30, 1998 and 1997                                 6

    Consolidated Statements of Cash Flows (unaudited) for the nine month periods
    ended September 30, 1998 and 1997                                                            7

    Notes to the Unaudited Consolidated Financial Statements                                     8



  Item 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                                     11


  PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                    27

  Item 6 - Exhibits and Reports on Form 8-K                                                     28


                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                   September 30,           December 31,
                                                                                       1998                    1997
                                                                              ---------------------    ------------------
         ASSETS                                                                   (In thousands, except share amounts)
         ------
       Cash and due from banks                                                        $    109,049        $       93,173
       Money market investments                                                            244,700             1,060,007
       Loans receivable held for sale                                                      767,579                 5,532
       Securities available for sale                                                     1,402,095             2,007,707
       Securities held to maturity (fair value of $3,756
         and $4,046, respectively)                                                           3,744                 4,009
       Trading assets                                                                          ---                24,951
       Loans receivable held for investment:
           Mortgage loans                                                                9,223,161             8,905,651
           Other loans                                                                     119,965                30,146
           Deferred loan fees and unearned discount                                        (17,088)              (31,170)
           Allowance for possible loan losses                                             (112,000)             (109,000)
                                                                                      ------------          ------------
               Loans receivable held for investment, net                                 9,214,038             8,795,627
                                                                                      ------------          ------------
       Other interest-earning assets                                                       118,750               116,951
       Accrued interest receivable, net                                                     85,667                81,201
       Banking premises and equipment, net                                                 123,267               118,792
       Servicing assets                                                                    113,382                 5,768
       Deferred income taxes, net                                                           54,707                71,359
       Other real estate owned, net                                                         13,108                24,036
       Goodwill                                                                          1,024,061               577,141
       Other assets                                                                        338,464                97,264
                                                                                      ------------          ------------
               Total assets                                                          $  13,612,611         $  13,083,518
                                                                                      ------------          ------------
                                                                                      ------------          ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
       Liabilities:
       Deposits:
           N.O.W. and checking                                                       $     474,814             $ 533,871
           Savings                                                                       1,580,312             1,739,415
           Variable rate savings                                                         1,743,694             1,702,097
           Money market                                                                    514,473               478,443
           Term certificates of deposit                                                  6,538,243             6,519,152
                                                                                      ------------          ------------
               Total deposits                                                           10,851,536            10,972,978
                                                                                      ------------          ------------
       Mortgagors' escrow                                                                  151,796               117,806
       Securities sold under agreements to repurchase                                      100,000               106,149
       Trading liabilities                                                                     ---                10,592
       Long term debt                                                                      199,859               199,831
       Guaranteed preferred beneficial interest in Company's
           junior subordinated debentures                                                  199,729               199,721
       Accrued income taxes payable                                                         56,661                67,723
       Other liabilities                                                                   260,729               139,115
                                                                                      ------------          ------------
                Total liabilities                                                       11,820,310            11,813,915
                                                                                      ------------          ------------
       Commitments and contingencies
       Stockholders' equity:
            Preferred stock ($0.01 par value; 50,000,000 shares authorized;
               none issued)                                                                    ---                   ---
            Common stock ($0.01 par value; 220,000,000 shares authorized;
               110,261,164 shares issued)                                                    1,103                 1,103
           Additional paid-in capital                                                    1,182,630               830,441
           Unallocated Employee Stock Ownership Plan (ESOP) shares                        (111,310)             (114,939)
           Unearned stock plans shares                                                      (4,752)               (7,019)
           Retained earnings                                                             1,219,975             1,142,407
           Accumulated other comprehensive income, net                                      12,500                (3,555)
           Treasury stock, at cost (15,138,220 and 25,620,850 shares,
                respectively)                                                            (507,845)              (578,835)
                                                                                      ------------          ------------
                Total stockholders' equity                                               1,792,301             1,269,603
                                                                                      ------------          ------------
                Total liabilities and stockholders' equity                            $ 13,612,611         $  13,083,518
                                                                                      ------------          ------------
                                                                                      ------------          ------------


 (See the accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                               Quarter Ended          Nine Months Ended
                                                                September 30,           September 30,
                                                            --------------------    --------------------
                                                              1998        1997        1998        1997
                                                            --------    --------    --------    --------
Interest income:                                                (In thousands, except per share amounts)
     Mortgages                                              $200,946    $187,384    $599,734    $533,820
     Money market investments                                 16,381      14,552      44,904      26,493
     Securities                                               28,675      43,655      86,746     160,704
     Other                                                     2,885       2,337       7,305       6,603
                                                            --------    --------    --------    --------
        Total interest income                                248,887     247,928     738,689     727,620
                                                            --------    --------    --------    --------
Interest expense:
     Deposits                                                116,794     119,224     348,805     353,206
     Trading liabilities                                          58         ---          93          73
     Short-term and other borrowings                             577       3,574       3,994       7,018
     Long-term debt                                            8,043       7,502      24,125       8,925
                                                            --------    --------    --------    --------
        Total interest expense                               125,472     130,300     377,017     369,222
                                                            --------    --------    --------    --------
Net interest income                                          123,415     117,628     361,672     358,398
Provision for possible loan losses                            (2,714)     (5,376)     (9,896)    (14,837)
                                                            --------    --------    --------    --------
Net interest income after provision for possible
 loan losses                                                 120,701     112,252     351,776     343,561
                                                            --------    --------    --------    --------
Non-interest income:
      Income from fees and commissions:
         Mortgage loan operations fee income                   5,354       4,482      13,259      11,464
         Mortgage servicing fees                               1,129       1,623       3,717       5,235
         Banking services fees and commissions                 6,712       5,241      19,798      15,851
         Other  income                                            75         295         518       1,210
      Net (loss) gain on securities                              (31)        750       1,391       1,222
      Net gain (loss) on sales of loans                          117          14         349        (183)
      Net gain on sale of assets                                 ---         ---         ---       2,416
      Gain on sale of branches                                   ---         ---         ---       5,850
                                                            --------    --------    --------    --------
          Total non-interest income                           13,356      12,405      39,032      43,065
                                                            --------    --------    --------    --------
Non-interest expense:
      Salaries and benefits                                   22,313      23,255      68,063      68,569
      Employee Stock Ownership and stock plans expense         5,430       4,941      17,091      14,462
      Net expense of premises and equipment                   11,501      11,544      35,243      35,941
      Advertising                                              1,507       2,000       4,875       6,478
      Federal deposit insurance premiums                         654         692       2,004       2,192
      Charitable and educational foundation                    1,875       2,336       5,625       6,694
      Other administrative expenses                           10,217      10,232      31,492      33,099
      Other real estate owned operating income, net           (1,441)        150      (5,045)     (1,267)
      Goodwill amortization                                   11,562      11,610      34,685      34,873
      Restructuring charge                                       ---         ---         ---       2,500
      Non-recurring personnel expense                            ---         ---       8,335         ---
                                                            --------    --------    --------    --------
          Total non-interest expense                          63,618      66,760     202,368     203,541
                                                            --------    --------    --------    --------

Income before income taxes                                    70,439      57,897     188,440     183,085
Income taxes                                                  26,941      21,804      71,941      72,192
                                                            --------    --------    --------    --------
Net income                                                  $ 43,498    $ 36,093    $116,499    $110,893
                                                            --------    --------    --------    --------
                                                            --------    --------    --------    --------
Basic earnings per share                                    $   0.55    $   0.50    $   1.59    $   1.44
                                                            --------    --------    --------    --------
                                                            --------    --------    --------    --------
Diluted earnings per share                                  $   0.54    $   0.47    $   1.53    $   1.37
                                                            --------    --------    --------    --------
                                                            --------    --------    --------    --------
Net income (excluding non-recurring items)*                 $ 43,498    $ 36,093    $121,667    $107,447
                                                            --------    --------    --------    --------
                                                            --------    --------    --------    --------
Diluted earnings per share (excluding non-recurring items)* $   0.54    $   0.47    $   1.60    $  1.33
                                                            --------    --------    --------    --------
                                                            --------    --------    --------    --------


*Non-recurring items include branch sales, asset sales, restructuring charge and non-recurring personnel expense.

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


                                                                 Quarter Ended           Nine Months Ended
                                                                 September 30,             September 30,
                                                            ----------------------    ----------------------
                                                              1998         1997         1998          1997
                                                            ---------    ---------    ---------    ---------
Net income                                                  $  43,498    $  36,093    $ 116,499    $ 110,893
                                                            ---------    ---------    ---------    ---------
 Other comprehensive income, before tax:
         Unrealized gains on securities:
         Unrealized holding gains arising during
          period                                               21,690       25,363       29,501       27,880
         Less: reclassification adjustment for losses
          (gains) included in net income                           31         (750)      (1,391)      (1,222)
                                                            ---------    ---------    ---------    ---------
Other comprehensive income, before tax                         21,721       24,613       28,110       26,658
Income tax expense related to items of other
     comprehensive income                                      (9,276)     (10,835)     (12,055)     (12,108)
                                                            ---------    ---------    ---------    ---------
Other comprehensive income, net of tax                         12,445       13,778       16,055       14,550
                                                            ---------    ---------    ---------    ---------
Total comprehensive income, net of tax                      $  55,943    $  49,871    $ 132,554    $ 125,443
                                                            ---------    ---------    ---------    ---------
                                                            ---------    ---------    ---------    ---------





   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                Nine Months Ended
                                                                   September 30,
                                                            ------------------------
                                                                  1998          1997
                                                            ----------    ----------
Common stock
Balance at beginning of period                              $    1,103    $    1,103
                                                            ----------    ----------
Balance at end of period                                         1,103         1,103
                                                            ----------    ----------

Additional paid-in capital
Balance at beginning of period                                 830,441       809,618
Reissuance of treasury stock                                   322,387           ---
Issuance of common stock                                           ---           832
Amortization of ESOP shares committed to be released            12,413         8,908
Amortization of stock plans shares during the period             1,000           376
Tax benefit for vested stock plans shares                       16,389         4,582
                                                            ----------    ----------
Balance at end of period                                     1,182,630       824,316
                                                            ----------    ----------

Unallocated ESOP shares
Balance at beginning of period                                (114,939)     (119,573)
Amortization of ESOP shares committed to be released             3,629         3,476
                                                            ----------    ----------
Balance at end of period                                      (111,310)     (116,097)
                                                            ----------    ----------

Unearned stock plans shares
Balance at beginning of period                                  (7,019)       (8,317)
Issuance of common stock to stock plans                            ---          (833)
Amortization of stock plans shares during the period             2,267         1,702
                                                            ----------    ----------
Balance at end of period                                        (4,752)       (7,448)
                                                            ----------    ----------

Retained earnings
Balance at beginning of period                               1,142,407     1,037,993
Net income for the period                                      116,499       110,893
Dividends declared                                             (33,653)      (28,942)
Reissuance of treasury stock                                    (5,278)       (4,336)
                                                            ----------    ----------
Balance at end of period                                     1,219,975     1,115,608
                                                            ----------    ----------

Accumulated other comprehensive income, net
Balance at beginning of period                                  (3,555)      (23,324)
Net change in accumulated other comprehensive income, net       16,055        14,550
                                                            ----------    ----------
Balance at end of period                                        12,500        (8,774)
                                                            ----------    ----------

Treasury stock, at cost
Balance at beginning of period                                (578,835)     (237,697)
Reissuance of treasury stock                                   275,520        10,819
Purchase of treasury stock                                    (204,530)     (313,054)
                                                            ----------    ----------
Balance at end of period                                      (507,845)     (539,932)
                                                            ----------    ----------

Total stockholders' equity                                  $1,792,301    $1,268,776
                                                            ----------    ----------
                                                            ----------    ----------



   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                        -----------------------------------
                                                                                            1998                   1997
                                                                                        -------------          ------------
                                                                                                   (In thousands)
Cash flows from operating activities:
Net income                                                                                $    116,499           $   110,893
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for possible loan losses                                                          9,896                14,837
     Depreciation and amortization of premises and equipment                                    13,081                12,503
     Goodwill amortization                                                                      34,685                34,873
     Accretion of discount on securities, net of premium amortization                           (7,410)               (5,321)
     Net change in trading assets                                                               24,951                   ---
     Net change in trading liabilities                                                         (10,592)                  ---
     ESOP and stock plans expense                                                               17,091                14,462
     Non-recurring personnel expense                                                             8,335                   ---
     Gain on securities transactions                                                            (1,391)               (1,222)
     Net change in loans held for sale                                                           1,426                  (574)
     Net gain on sales of other real estate owned                                               (6,633)               (5,753)
     Net gain on sales of branches                                                                 ---                (5,850)
     Deferred income taxes                                                                       4,597                 7,630
     (Increase) decrease in other assets                                                        (7,112)               13,225
     Increase (decrease) in other liabilities                                                   21,837               (49,125)
     Other, net                                                                                  3,827               (16,895)
                                                                                  --------------------    ------------------
          Net cash provided by operating activities                                            223,087               123,683
                                                                                  --------------------    ------------------
Cash flows from investing activities:
    Loan originations, net of principal repayments                                            (339,351)           (1,214,627)
    Proceeds from sales of other real estate owned                                              20,569                14,846
    Purchases of securities available for sale                                              (3,703,038)           (1,386,967)
    Purchase of securities held to maturity                                                       (557)                 (250)
    Proceeds from maturities of securities available for sale                                3,209,621             1,608,335
    Proceeds from sales of securities available for sale                                       693,511             1,367,851
    Principal repayments on securities                                                         214,230               194,518
    Investment in corporate officer life insurance policy                                          ---              (103,470)
    Net cash used in acquisition                                                            (1,369,177)                  ---
    Purchases of premises and equipment                                                         (8,813)               (7,634)
                                                                                  --------------------    ------------------
          Net cash (used in) provided by investing activities                               (1,283,005)              472,602
                                                                                  --------------------    ------------------
Cash flows from financing activities:
    Net withdrawals from depositors' accounts                                                 (121,800)             (285,816)
    Cash paid on transfer of deposit liabilities                                                   ---              (124,781)
    Payments for cash dividends                                                                (33,653)              (28,942)
    Proceeds from common stock offering                                                        583,125                   ---
    Exercise of stock options                                                                    9,504                 6,483
    Purchase of treasury stock                                                                (204,530)             (313,054)
    Securities sold under agreements to repurchase                                              (6,149)               91,544
    Long term debt                                                                                 ---               199,822
    Guaranteed preferred beneficial interest in Company's junior subordinated
       debentures                                                                                  ---               199,719
    Net increase in mortgagors' escrow                                                          33,990                41,673
                                                                                  --------------------    ------------------
            Net cash provided by (used in) financing activities                                260,487              (213,352)
                                                                                  --------------------    ------------------
    Net (decrease) increase in cash and cash equivalents                                      (799,431)              382,933
    Cash and cash equivalents at beginning of period                                         1,153,180               575,974
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------
    Cash and cash equivalents at end of period                                              $  353,749           $   958,907
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------
Non-cash activities:
    Additions to other real estate owned, net                                               $  (13,058)          $   (22,835)
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------
    Loans to facilitate sales of other real estate                                          $    8,221           $    15,679
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------
    Unsettled trades                                                                        $  277,989           $   165,074
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                              $   55,899           $    75,991
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------
    Interest paid                                                                           $  370,568           $   359,287
                                                                                  --------------------    ------------------
                                                                                  --------------------    ------------------



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

2.  Stock Incentive Plan

For the nine months ended September 30, 1998, the Company granted options to purchase 1,094,000 shares of the Company's common stock to certain officers, at an average exercise price of $33.65. These awards vest ratably over three years on the anniversary dates of the awards.

 3.   Non-Employee Directors' Stock Option Grants

During the nine months ended September 30, 1998, the Company granted options to purchase 48,000 shares of the Company's common stock to non-employee directors, at an average exercise price of $40.19. These awards vest after one year on the anniversary dates of the awards.

 4.    Common Stock Repurchase Program

Under a stock repurchase program authorized in January 1998, the Company repurchased 4.26 million shares of GreenPoint common stock. The repurchase was completed on August 6, 1998. On August 25, 1998, the Company's Board authorized a new share purchase program of up to 5%, or
4.8 million, of its outstanding shares and has purchased 1.32 million shares of GreenPoint common stock during the third quarter. Repurchases of stock are at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

 5.    Acquisition of BankAmerica Housing Services

On September 30, 1998, the Company purchased the manufactured housing lending business of BankAmerica Housing Services ("BAHS"), a division of Bank of America, FSB, for a cash premium of $605 million. The purchase includes BAHS' loan origination and servicing platforms, its servicing portfolio of $11.2 billion and related revenue stream, and $763.5 million of loans held for sale. The acquisition was treated as a purchase for accounting and financial reporting purposes, resulting in $481.6 million of tax-deductible goodwill, which will be amortized over 15 years. The acquisition was financed through available capital and the use of proceeds of a recently completed offering of GreenPoint common stock.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   Securities

Securities held at September 30, 1998 are summarized as follows:

                                                                                      Gross          Gross
                                                                  Amortized        Unrealized     Unrealized
                                                                     Cost             Gains          Losses     Fair Value
                                                                  ----------         --------      --------      ----------
                                                                                        (In thousands)
          Securities Available for Sale
          U.S. Government and Federal Agency
             Obligations:
                 U.S. Treasury notes/bills                        $   49,980         $     51      $    ---      $   50,031
                 Agency notes/Asset-backed securities                302,930              342          (459)        302,813
          Mortgage-backed securities                                 581,216           16,505          (215)        597,506
          Collateralized mortgage obligations                        194,785            5,014            ---        199,799
          Trust certificates collateralized by GNMA securities        32,519              ---          (114)         32,405
          Corporate asset-backed securities                           25,000              ---           (20)         24,980
          Corporate Bonds                                             19,433              ---           (78)         19,355
          Commercial paper                                           125,336              ---            ---        125,336
          Other                                                       50,017                5          (152)         49,870
                                                                  ----------         --------      --------      ----------
                 Total securities available for sale              $1,381,216         $ 21,917      $ (1,038)     $1,402,095
                                                                  ----------         --------      --------      ----------
                                                                  ----------         --------      --------      ----------
          Securities Held to Maturity
          Tax exempt municipals                                   $      595         $     12      $    ---      $      607
          Other                                                        3,149              ---           ---           3,149
                                                                  ----------         --------      --------      ----------
                  Total securities held to maturity               $    3,744         $     12      $    ---      $    3,756
                                                                  ----------         --------      --------      ----------
                                                                  ----------         --------      --------      ----------



         Securities held at December 31, 1997 are summarized as follows:


                                                                                      Gross           Gross
                                                                   Amortized       Unrealized      Unrealized
                                                                     Cost             Gains          Losses         Fair Value
                                                                   ---------       ----------      ----------       ----------
                                                                                        (In thousands)

        Securities Available for Sale
        U.S. Government and Federal Agency
           Obligations:
              U.S. Treasury notes/bills                            $  700,564        $    ---      $    (4,752)     $  695,812
              Agency notes/Asset-backed securities                    125,870              67             (147)        125,790
        Mortgage-backed securities                                    780,600             806           (1,807)        779,599
        Collateralized mortgage obligations                           113,942             537              (52)        114,427
        Trust certificates collateralized by GNMA securities          124,513             ---             (951)        123,562
        Corporate asset-backed securities                              25,000             ---               ---         25,000
        Commercial paper                                              113,494             ---               ---        113,494
        Other                                                          30,017               6               ---         30,023
                                                                   ----------       ---------      -----------     -----------
                 Total securities available for sale               $2,014,000       $   1,416      $    (7,709)    $ 2,007,707
                                                                   ----------       ---------      -----------     -----------
                                                                   ----------       ---------      -----------     -----------
        Securities Held to Maturity
        Tax exempt municipals                                      $      605       $      37      $       ---     $       642
        Other                                                           3,404             ---              ---           3,404
                                                                   ----------       ---------      -----------     -----------
                 Total securities held to maturity                 $    4,009       $      37      $       ---     $     4,046
                                                                   ----------       ---------      -----------     -----------
                                                                   ----------       ---------      -----------     -----------
        Trading Assets
        U.S. Treasury notes/bills                                  $   24,960       $     ---      $        (9)    $   24,951
                                                                   ----------       ---------      -----------     -----------
                Total trading assets                               $   24,960       $     ---      $        (9)    $   24,951
                                                                   ----------       ---------      -----------     -----------
                                                                   ----------       ---------      -----------     -----------


Estimated fair values for securities are based on published market or securities dealers' estimated prices.
During the quarter ended September 30, 1998, the Company sold available for sale securities aggregating $561.3 million, resulting in gross realized gains of $1.9 million and gross realized losses of $1.0 million.
During the quarter ended September 30, 1998, the Company sold trading account securities aggregating $828.0 million, resulting in gross realized gains of $0.6 million and gross realized losses of $0.7 million.
The average maturities of the securities available for sale and held to maturity at September 30, 1998 are approximately 6.8 years and 8.1 years, respectively. Mortgage-backed securities and collateralized mortgage obligations, most of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments, which shorten the average life to an estimated 3.0 years.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   Impact of Recent Accounting Pronouncement

On October 12, 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an Amendment of FASB Statement No. 65 ("SFAS 134"). SFAS 134 amends SFAS 65, Accounting for Certain Mortgage-Backed Securities, to require that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 is effective for the first fiscal quarter beginning after December 31, 1998. Management of the Company anticipates that the adoption of SFAS 134 will not have a significant effect on the Company's earnings or financial position.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                                                       Quarter Ended                            Nine Months Ended
                                               -------------------------------------------------------------   --------------------
                                               Sep. 30,     Jun. 30,     Mar. 31,      Dec. 31,   Sep. 30,    Sep. 30,     Sep. 30,
                                                 1998          1998         1998         1997       1997        1998         1997
                                               -------      --------     --------      --------   --------    --------     --------
  Performance Ratios (Annualized):
    Core cash earnings return on average
        assets (1)                              1.83%        1.76%        1.71%(2)      1.64%       1.58%       1.76%(2)    1.58%(3)
    Core cash earnings return on average
        equity (1)                             15.01        18.30        17.36 (2)     17.24       16.62       16.72 (2)   15.20 (3)
    Return on average assets                    1.31         1.21         1.19 (2)      1.13        1.08        1.24 (2)    1.07 (4)
    Return on average equity                   10.80        12.64        12.04 (2)     11.83       11.39       11.73 (2)   10.27 (4)
    Net interest margin                         4.06         3.95         3.93          3.91        3.86        3.98        3.94
    Net interest spread during period           3.64         3.65         3.65          3.64        3.59        3.65        3.63
    Operating expense to average assets (5)     1.61         1.70         1.70          1.71        1.65        1.67        1.69
    Efficiency ratio (6)                       39.1         41.9         42.1          42.9        42.3        41.0        42.6
    Average interest-earning assets to average
     interest-bearing liabilities               1.10x        1.07x        1.07x         1.06x       1.07x       1.08x       1.08x

 Regulatory Capital Ratios:
 Company:
    Leverage capital (7)                        7.74%        7.40%        7.32%         7.19%       7.00%
    Risk-based capital (7):
     Tier 1                                    12.83        14.71        14.78         14.29       14.60
     Total                                     14.08        15.96        16.03         15.54       15.85
 Bank:
    Leverage capital (7)                        6.19         7.32         7.23          7.08        6.95
    Risk-based capital (7):
           Tier 1                              10.22        14.54        14.59         14.09       14.45
           Total                               11.48        15.79        15.84         15.34       15.76

 Per Share Data:
      Core cash earnings (1)*                 $ 0.75       $ 0.78      $  0.76 (2)    $ 0.71      $ 0.69
      Common book value**                     $21.40       $17.65      $ 17.43        $17.00      $16.82
      Tangible common book value**            $ 9.17       $ 9.99      $  9.72        $ 9.27      $ 9.02
      Dividends                               $ 0.16       $ 0.16      $  0.16        $ 0.13      $ 0.13

   *  Average shares used in calculation     80,972,000    73,089,000   73,954,000   74,898,000   76,386,000
   ** Period-end shares used in calculation  83,753,000    72,254,000   73,399,000   74,686,000   75,420,000
      Total shares issued and outstanding    95,123,000    83,383,000   84,469,000   84,640,000   85,652,000

   Asset Quality Ratios:
       Non-performing loans to loans held for
         investment                             3.16%        3.39%        3.77%         3.97%       4.07%
       Non-performing assets to total assets    2.27         2.54         2.73          2.90        2.88

   Allowance for possible loan losses to:
      Non-performing loans                     37.92        35.79        32.23          30.70      30.73
      Loans held for investment                 1.20         1.21         1.21           1.22       1.25

   Earnings to combined fixed charges and preferred
          stock dividends (8):
          Excluding interest on deposits        8.65x        8.01x        7.02x          7.90x      7.59x      7.90x       15.46x
          Including interest on deposits        1.56x        1.51x        1.43x          1.46x      1.45x      1.50x        1.50x




(1) Core cash earnings is net income, net of non-recurring items, adding back goodwill amortization and Employee Stock Ownership and stock plans expense.
(2)  Excludes non-recurring personnel expense, net of tax.
(3) Excludes gains on branch and asset sales, net of tax and restructuring charge, net of tax.
(4)  Excludes gains on branch and asset sales, net of tax.
(5) Operating expense excludes goodwill expense, ORE (income) expense, non-recurring personnel expense and restructuring charge.
(6) The efficiency ratio is calculated by dividing operating expense by the sum of net interest income and non-interest income, excluding pre-tax gains on branch and asset sales.
(7) These ratios are calculated using regulatory guidelines which exclude the impact on stockholders' equity resulting from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").
(8) For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividend requirements, earnings represent net income plus applicable income taxes, fixed charges and preferred stock dividend requirements of a consolidated subsidiary. Fixed charges represent interest expense on long-term debt and one-third (the portion deemed to be representative of the interest factor) of rents.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

1. General

The Bank has historically operated as a traditional consumer-oriented institution serving the markets in which its branches are located. Management's objective has been to become a major niche loan originator in the national residential mortgage market, to become a major consumer banking force within the attractive, rapidly consolidating New York metropolitan consumer banking market and to expand into other niche consumer finance businesses. The Company believes that its acquisition of the manufactured housing lending business of BAHS is consistent with the Company's strategy of targeting under-served niche markets.

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

2.   Operating Results

The third quarter's results include the following:

    - The Company's loan originations totaled $729 million, down 4% from the third quarter of 1997, but up 4% from the prior quarter. The percentage of new loans originated outside of New York was 60%, and ARMs as a percentage of total originations were 16%.

    - Asset quality continued to improve as non-performing loans and non-performing assets declined. The ratio of non-performing loans to total loans held for investment declined 91 basis points to 3.16% from September 30, 1997 and 23 basis points lower than the second quarter of 1998.

    - Net interest margin was 4.06%, up 20 basis points from the third quarter of 1997 and up 11 basis points from the second quarter of 1998.

Net income for the quarter ended September 30, 1998 was $43.5 million, or $0.54 per diluted share, a 15% increase from the $0.47 per share for the comparable 1997 period. Net income for the first nine months of 1998 was $116.5 million, or $1.53 per diluted share, compared to $110.9 million, or $1.37 per diluted share, for the 1997 period.

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


                                                                Quarter Ended                             Nine Months Ended
                                              ---------------------------------------------------  ---------------------------------
                                               September 30,       June 30,       September 30,     September 30,    September 30,
                                                   1998              1998             1997              1998              1997
                                              ----------------  ---------------- ----------------  ----------------  ---------------

      Net income                              $        43,498   $        39,415  $        36,093   $       116,499   $      110,893
      Non-recurring items, net of tax (1)                 ---               ---              ---             5,168           (3,446)
                                              ----------------  ---------------- ----------------  ----------------  ---------------
       Core net income                                 43,498            39,415           36,093           121,667          107,447

      Add back:
            Goodwill expense                           11,562            11,561           11,610            34,685           34,873
            Employee stock plans expense                5,430             6,098            4,941            17,091           14,462
                                              ----------------  ---------------- ----------------  ----------------  ---------------
            Core cash earnings                $        60,490   $        57,074  $        52,644   $       173,443   $      156,782
                                              ----------------  ---------------- ----------------  ----------------  ---------------
                                              ----------------  ---------------- ----------------  ----------------  ---------------
            Core cash earnings per share (2)  $          0.75   $          0.78  $          0.69   $          2.28   $         1.94
                                              ----------------  ---------------- ----------------  ----------------  ---------------
                                              ----------------  ---------------- ----------------  ----------------  ---------------



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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Net Interest Income

Net interest income on a taxable equivalent basis increased by $5.8 million, or 4.8%, in the third quarter of 1998, and by $1.8 million, or 0.5%, in the first nine months of 1998, versus the comparable periods in 1997. The quarterly increase reflects a reduction of average interest-bearing liabilities as a result of the availability of proceeds from the GreenPoint common stock offering in the third quarter of 1998. The nine-month period increase reflects a rise in the average yield on interest-earning assets due to a reduction in the lower yielding securities portfolio to fund the growth in the higher yielding loan portfolio, partially offset by higher expense from long term debt and guaranteed preferred beneficial interest in Company's junior subordinated debentures ("capital securities").

Interest income on mortgages increased by $13.6 million, or 7.2%, to $201.0 million for the third quarter of 1998 and by $65.9 million, or 12.3%, to $599.7 million in the first nine months of 1998, from $187.4 million and $533.8 million, respectively, for the comparable 1997 periods. The increases reflect average loan portfolio growth of $0.7 billion and $1.1 billion for the third quarter and nine months ended September 30, 1998, respectively, versus the comparable 1997 periods. Interest income on securities and money market investments fell by a combined $13.4 million, or 22.8%, to $45.5 million for the third quarter of 1998, and by $57.2 million, or 30.1%, to $132.9 million in the first nine months of 1998, from $58.9 million and $190.1 million, respectively, for the comparable 1997 periods. The decreases were primarily the result of declines in the average securities and money market investments portfolios of $0.8 billion and $1.1 billion for the third quarter and nine months ended September 30, 1998, respectively, versus the comparable 1997 periods. The resulting shift in the Company's interest-earning asset mix into the higher yielding loan portfolio primarily resulted in a 5 basis point increase in the yield on average interest-earning assets in the third quarter of 1998 and a 15 basis point increase in the nine months ended September 30, 1998, versus the comparable 1997 periods.

Interest expense decreased by $4.8 million, or 3.7%, to $125.5 million in the third quarter of 1998, and increased by $ 7.8 million, or 2.1%, to $377.0 million in the first nine months of 1998, from $130.3 million and $369.2 million, respectively, for the comparable 1997 periods. The quarter decrease reflects a decline in average interest-bearing liabilities of $422.6 million primarily as a result of the availability of proceeds from the GreenPoint common stock offering in the third quarter of 1998. The increase in the first nine months of 1998 is primarily the result of an increase in the average long-term debt and capital securities balance of $255.7 million for the nine months ended September 30, 1998, versus the comparable 1997 quarter.

The average cost of funds increased 13 basis points in the first nine months of 1998 from the comparable 1997 period. The rise in the average cost of funds is primarily the result of the higher average cost of long term debt and capital securities versus the average cost of deposits and an increase in the average cost of time deposits of 12 basis points in the nine months ended September 30, 1998 from the comparable 1997 period. The Company makes use of long term debt and capital securities as a means of managing its liquidity and capital position.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Average Balance Sheets and Interest Yield/Cost
The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended September 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.


                                                                                   Quarter Ended
                                         ------------------------------------------------------------------------------------------
                                                       September 30, 1998                           September 30, 1997
                                         -----------------------------------------------  -----------------------------------------
                                                                              Average                                      Average
                                             Average                           Yield/         Average                       Yield/
                                             Balance          Interest          Cost          Balance          Interest      Cost
                                         ---------------  ----------------  ------------  ----------------  ------------ ----------
                                                            (Taxable-Equivalent Interest and Rates, in thousands) (1)
Assets:
Interest-earning assets:
     Mortgage loans (2)                  $    9,127,604   $       200,946       8.81%     $   8,385,344     $  187,384        8.94%
     Other loans (2)                             29,031               597       8.23             27,460            539        7.85
     Money market investments (3)             1,162,291            16,390       5.59          1,028,664         14,556        5.61
     Securities (4)                           1,960,023            29,071       5.93          2,879,500         44,341        6.14
     Trading assets                               8,407               114       5.38                ---            ---        ---
     Other interest-earning assets              120,096             3,508      11.59            111,972          2,856       10.12
                                         --------------  ----------------                 -------------     -----------   --------
         Total interest-earning assets       12,407,452           250,626       8.07         12,432,940         249,676       8.02
                                                         ----------------                                   -----------
Non-interest earning assets (5)                 847,823                                         899,789
                                         --------------                                   -------------
         Total assets                    $   13,255,275                                   $  13,332,729
                                         --------------                                   -------------
                                         --------------                                   -------------
Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
      Savings                            $    1,614,431             9,940      2.44%      $    1,821,057        11,319        2.47%
      N.O.W.                                    316,912               978      1.22              326,471         1,405        1.71
      Money market and variable rate
       savings                                2,199,234            18,115      3.27            2,239,351        18,950        3.36
      Term certificates of deposit            6,519,000            87,374      5.32            6,531,061        87,287        5.30
      Mortgagors' escrow                        143,246               387      1.07               96,447           263        1.08
      Trading liabilities                         4,376                58      5.26                  ---           ---         ---
      Securities sold under agreements to
         repurchase                              45,371               577      5.05              280,878         3,574        5.05
      Long term debt                            199,853             3,469      6.94              169,737         2,929        6.90
      Guaranteed preferred beneficial
        interest in Company's junior
         subordinated debentures                199,727             4,574      9.16              199,718         4,573        9.16
                                         --------------     -------------                ---------------     ---------
            Total interest-bearing
              liabilities                    11,242,150           125,472      4.43           11,664,720       130,300        4.43
  Other liabilities(6)                          401,484     -------------                        397,249     ---------
                                         --------------                                  ----------------
         Total liabilities                   11,643,634                                       12,061,969
  Preferred shares of subsidiary                    ---                                            3,637
  Stockholders' equity                        1,611,641                                        1,267,123
                                         --------------                                  ---------------
         Total liabilities, preferred
           shares of subsidiary and
           stockholders' equity          $   13,255,275                                    $  13,332,729
                                         --------------                                   --------------
                                         --------------                                   --------------



Net interest income/interest rate
  spread (7)                                              $      125,154       3.64%                       $    119,376        3.59%
                                                          --------------      -----                       -------------    --------
                                                          --------------      -----                       -------------    --------
Net interest-earning assets/net
  interest margin (8)                    $    1,165,302                        4.06%      $     768,220                        3.86%
                                         --------------                       -----      --------------                    --------
                                         --------------                       -----      --------------                    --------
    Ratio of interest-earning assets
      to interest-bearing liabilities                                          1.10x                                          1.07x
                                                                               -----                                      ---------
                                                                               -----                                      ---------



(1) The Company's incremental tax rate used to adjust tax-exempt interest to a taxable-equivalent basis was 46.6% and 43.6% for the quarters ended September 30, 1998 and 1997.
(2) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.
(3) Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.
(4) The average yield does not give effect to changes in fair value that are reflected as a component of stockholders' equity.
(5) Includes goodwill, banking premises and equipment, net, net deferred tax assets, accrued interest receivable, and other miscellaneous non-interest-earning assets.
(6) Includes accrued interest payable, accounts payable, official checks drawn against the Bank, accrued expenses, and other miscellaneous non-interest-bearing obligations of the Company.
(7) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8) Net interest margin represents net interest income on a taxable-equivalent basis, divided by average interest-earning assets.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)


Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the nine months ended September 30, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.



                                                                                 Nine Months Ended
                                           -----------------------------------------------------------------------------------------
                                                         September 30, 1998                              September 30, 1997
                                           ----------------------------------------------  -----------------------------------------
                                                                                Average                                      Average
                                               Average                          Yield/         Average                       Yield/
                                               Balance           Interest        Cost          Balance          Interest      Cost
                                           ---------------   ---------------  -----------  ---------------  -------------  ---------
                                                               (Taxable-Equivalent Interest and Rates, in thousands) (1)
   Assets:
   Interest-earning assets:
        Mortgage loans (2)                 $  9,031,452      $    599,734        8.85%     $   7,977,800    $    533,820      8.92%
        Other loans (2)                          30,140             1,881        8.32             27,099           1,665      8.19
        Money market investments (3)          1,072,201            44,929        5.60            637,120          26,510      5.56
        Securities (4)                        1,981,811            88,017        5.92          3,552,685         163,614      6.15
        Trading assets                            4,577               188        5.49              1,463              71      6.49
        Other interest-earning assets           119,493             8,310        9.30            108,925           7,742      9.50
                                           ---------------   ---------------               ---------------  -------------
            Total interest-earning assets    12,239,674           743,059        8.10         12,305,092         733,422      7.95
                                                             ---------------                                -------------
   Non-interest earning assets (5)              869,138                                          908,578
                                           ---------------                                 ---------------
            Total assets                   $ 13,108,812                                    $  13,213,670
                                           ---------------                                 ---------------
                                           ---------------                                 ---------------

   Liabilities & Stockholders' Equity:
   Interest-bearing liabilities:
         Savings                           $  1,666,824            30,452        2.44%     $   1,853,448          35,854      2.59%
         N.O.W.                                 325,497             3,003        1.23            331,920           4,235      1.71
         Money market and variable rate
           savings                            2,175,047            53,840        3.31          2,301,705          57,836      3.36
         Term certificates of deposit         6,506,515           260,442        5.35          6,503,322         254,509      5.23
         Mortgagors' escrow                     143,753             1,068        0.99             91,990             772      1.12
         Trading liabilities                      2,362                93        5.26              1,637              73      5.96
         Securities sold under agreements
           to repurchase                        107,798             3,994        4.95            206,965           7,018      4.53
         Long term debt                         199,844            10,406        6.94             56,579           2,929      6.90
         Guaranteed preferred beneficial
           interest in Company's junior
           subordinated debentures              199,725            13,719        9.16             87,284           5,996      9.16
                                           ---------------   ---------------               ---------------  -------------
             Total interest-bearing
               liabilities                   11,327,365           377,017        4.45         11,434,850         369,222      4.32
                                                             ---------------                                -------------
   Other liabilities (6)                        398,183                                          399,962
                                           ---------------                                 ---------------
             Total liabilities               11,725,548                                       11,834,812

   Preferred shares of subsidiary                   ---                                            3,629
   Stockholders' equity                       1,383,264                                        1,375,229
                                           ---------------                                 ---------------
             Total liabilities, preferred
               shares of subsidiary and
               stockholders' equity        $ 13,108,812                                    $  13,213,670
                                           ---------------                                 ---------------
                                           ---------------                                 ---------------

   Net interest income/interest rate
     spread (7)                                              $    366,042         3.65%                    $     364,200     3.63%
                                                             -------------        -----                    -------------     ------
                                                             -------------        -----                    -------------     ------
   Net interest-earning assets/net
     interest margin (8)                   $    912,309                           3.98%    $     870,242                      3.94%
                                           ---------------                        -----    ---------------                   ------
                                           ---------------                        -----    ---------------                   ------
   Interest-earning assets to
     interest-bearing liabilities                                                 1.08x                                       1.08x
                                                                                  -----                                      ------
                                                                                  -----                                      ------



(1) The Company's incremental tax rate used to adjust tax-exempt interest to a taxable-equivalent basis was 45.0% and 44.3% for the nine months ended September 30, 1998 and 1997.
(2) In computing the average balances and average yield on loans, non-accruing loans and loans held for sale have been included.
(3) Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.
(4) The average yield does not give effect to changes in fair value that are reflected as a component of stockholders' equity.
(5) Includes goodwill, banking premises and equipment, net, net deferred tax assets, accrued interest receivable, and other miscellaneous non-interest-earning assets.
(6) Includes accrued interest payable, accounts payable, official checks drawn against the Bank, accrued expenses, and other miscellaneous non-interest-bearing obligations of the Company.
(7) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8) Net interest margin represents net interest income on a taxable-equivalent basis, divided by average interest-earning assets.

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



                                                        Quarter Ended Sept. 30, 1998           Nine Months Ended Sept. 30, 1998
                                                                 Compared to                              Compared to
                                                        Quarter Ended Sept. 30, 1997           Nine Months Ended Sept. 30, 1997
                                                             Increase/(Decrease)                      Increase/(Decrease)
                                                    --------------------------------------   --------------------------------------
                                                             Due to                                   Due to
                                                    -------------------------                -------------------------
                                                     Average       Average        Net         Average       Average        Net
                                                      Volume        Rate         Change        Volume        Rate         Change
                                                    -----------  ------------  -----------   -----------  ------------  -----------
                                                                                    (In thousands)
Interest-earning assets:
     Mortgage loans (1)                             $   16,376     $  (2,814)  $   13,562    $   69,997     $  (4,083)   $  65,914
     Other loans (1)                                        32            26           58           190            26          216
     Money market investments (2)                        1,884           (50)       1,834        18,230           189       18,419
     Securities                                        (13,855)       (1,415)     (15,270)      (70,149)       (5,448)     (75,597)
     Trading assets                                        114           ---          114           130           (13)         117
     Other interest-earning assets                         217           435          652           738          (170)         568
                                                    -----------  ------------  -----------   -----------  ------------  -----------
          Total interest earned on assets                4,768        (3,818)         950        19,136        (9,499)       9,637
                                                    -----------  ------------  -----------   -----------  ------------  -----------

Interest-bearing liabilities:
     Savings                                            (1,273)         (106)      (1,379)       (3,481)       (1,921)      (5,402)
     N.O.W.                                                (40)         (387)        (427)          (80)       (1,152)      (1,232)
     Money market and variable rate savings               (242)         (593)        (835)       (3,049)         (947)      (3,996)
     Term certificates of deposit                          (66)          153           87           993         4,940        5,933
     Mortgagors' escrow                                    126            (2)         124           393           (97)         296
     Trading liabilities                                    58           ---           58            30           (10)          20
     Securities sold under agreements to
        repurchase                                      (2,995)           (2)      (2,997)       (3,624)          600       (3,024)
     Long term debt                                        523            17          540         7,477           ---        7,477
     Guaranteed  preferred beneficial interest
        in Company's junior subordinated debentures        ---             1            1         7,724            (1)       7,723
                                                    -----------  ------------  -----------   -----------  ------------  -----------
               Total interest paid on liabilities       (3,909)         (919)      (4,828)        6,383         1,412        7,795
                                                    -----------  ------------  -----------   -----------  ------------  -----------
   Net change in net interest income                $    8,677    $   (2,899)    $  5,778    $   12,753   $   (10,911)  $    1,842
                                                    -----------  ------------  -----------   -----------  ------------  -----------
                                                    -----------  ------------  -----------   -----------  ------------  -----------

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Provision for Possible Loan Losses

The provision for possible loan losses decreased by $2.7 million, or 49.5%, to $2.7 million for the third quarter of 1998, and by $4.9 million, or 33.3%, to $9.9 million in the first nine months of 1998, from $5.4 million and $14.8 million, respectively, for the comparable 1997 periods. The provision exceeded net charge-offs by $1.0 million for the third quarter of 1998 and by $3.0 million for the first nine months of 1998. The resulting increase to the allowance for loan losses is made in recognition of the growth in the loan portfolio.

Non-Interest Income

Non-interest income increased by $1.0 million, or 7.7%, to $13.4 million for the third quarter of 1998 and decreased by $4.0 million, or 9.4%, to $39.0 million in the first nine months of 1998 from $12.4 million and $43.0 million, respectively, in the comparable 1997 periods. The nine months ended September 30, 1997 results include a $5.9 million gain on the sale of two banking offices and a $2.4 million gain on the sale of bank owned properties. Excluding these non-recurring gains, non-interest income increased $4.2 million, or 12.2%, for the 1998 period compared to the 1997 period.

Banking fees and commissions rose $1.5 million, or 28.1%, to $6.7 million for the third quarter of 1998 and by $3.9 million, or 24.9%, to $19.8 million in the first nine months of 1998 from $5.2 million and $15.9 million, respectively, in the comparable 1997 periods. The increases reflect a rise in fee income generated from the further development of services and products, such as the sales of annuities and mutual funds.


Non-Interest Expense

Non-interest expense decreased by $3.1 million, or 4.7%, to $63.6 million in the current quarter, and by $1.2 million, or 0.6 %, to $202.4 million in the first nine months of 1998 as compared to $66.7 million and $203.6 million for the comparable 1997 periods. The results from the first nine months of 1998 include a non-recurring charge of $8.3 million in personnel expense related to the retirement of senior executives. The results from the first nine months of 1997 include a pre-tax restructuring charge of $2.5 million relating to the transfer of mortgage servicing from New York to Georgia. Excluding these non-recurring charges, non-interest expense fell $7.0 million, or 3.5%, for the first nine months of 1998, as compared to the comparable 1997 period.

The Company's emphasis on maintaining tight expense controls resulted in reductions in advertising expense and other administrative expense and essentially flat salary expense. Advertising expense fell by $0.5 million, or 24.7%, in the third quarter of 1998 and by $1.6 million, or 24.7%, in the first nine months of 1998 versus the comparable periods in 1997. Other administrative expense remained flat at $10.2 million in both the third quarters of 1998 and 1997, but fell by $1.6 million, or 4.9%, in the first nine months of 1998 as compared to the comparable 1997 period. Salary expense fell by $0.9 million, or 4.1%, in the third quarter of 1998 and by $0.5 million, or 0.7%, in the first nine months of 1998, versus the comparable 1997 periods.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

ORE income, net, increased by $1.6 million in the third quarter of 1998 and by $3.8 million in the first nine months of 1998 versus the comparable 1997 periods. The increase reflects a reduction in ORE operating expenses due to a decline in the portfolio of foreclosed properties in the 1998 periods versus the 1997 periods.

ESOP and stock plans expense rose $0.5 million, or 9.9%, in the third quarter of 1998 and $2.6 million, or 18.2%, in the first nine months of 1998 primarily as a result of a higher average market price of the Company's stock during the 1998 periods versus the 1997 periods.

Income Tax Expense

Income tax expense increased by $5.1 million, or 23.6%, to $26.9 million in the current quarter and decreased by $0.3 million, or 0.3%, to $71.9 million in the first nine months of 1998, from $21.8 million and $72.2 million for the comparable periods of 1997. The rise in the current quarter compared with 1997 is primarily due to a $12.5 million, or 21.7%, increase in income before income taxes and by an increase in the effective tax rate from 37.66% in the 1997 quarter to 38.25% in the 1998 quarter. The decrease in the first nine months of 1998 compared with 1997 is due to a decrease in the effective tax rate from 39.43% in the 1997 period to 38.18% in the 1998 period, partially offset by a $5.4 million, or 2.9%, increase in income before income taxes.

Financial Condition

Total assets were $13.61 billion at September 30, 1998 compared to $13.08 billion at December 31, 1997. Net loans receivable held for investment rose $427.8 million to $9.22 billion at September 30, 1998 from $8.80 billion at December 31, 1997. Loans receivable held for sale increased $762.0 million to $767.5 million at September 30, 1998, from $5.5 million at December 31, 1997 primarily as a result of the acquisition of $763.5 million in loans originated by BAHS after the signing of the purchase agreement on April 13, 1998, until the closing on September 30, 1998. Goodwill increased by $446.9 million to $1.02 billion from $0.58 billion, primarily as a result of the addition of $481.6 million in tax deductible goodwill resulting from the BAHS acquisition. The securities and money market portfolio decreased $1.42 billion to $1.65 billion at September 30, 1998 from $3.07 billion at December 31, 1997, primarily as a result of the use of proceeds from the maturities and sales of securities to fund loan originations, repurchases of the Company's stock, and the acquisition of BAHS.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Interest Rate Sensitivity Gap Analysis

The table below depicts the Company's interest rate sensitivity as of September 30, 1998. Allocations of assets and liabilities, including non-interest-bearing sources of funds to specific periods, are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.


                                                                      Repricing Periods
                                  ------------------------------------------------------------------------------------------
                                                                                 More than
                                     Three     More than       More than          one year
                                    months    three months     six months         to three     More than
                                    or less   to six months    to one year          years     three years        Total
                                  ----------  -------------    -----------       ----------   -----------        -----
                                                                        (in millions)

Total loans, net                   $ 1,806     $   633         $   1,101          $ 1,964      $  4,478         $ 9,982
Money market investments (1)           245         --                --               --            --              245
Securities held to maturity              3         --                --               --              1               4
Securities available for sale          532         125               119              306           320           1,402
Other interest earning assets          119         --                --               --            --              119
                                   -------     -------         ---------          -------       -------         -------
 Total interest earning assets       2,705         758             1,220            2,270         4,799          11,752
                                   -------     -------         ---------          -------       -------         -------

Cash and due from banks                109         --                --              --             --              109
Servicing assets                         1         --                --                3            109             113
Goodwill                                19          20                40             157            788           1,024
Other non interest earning assets      615         --                --              --             --              615
                                   -------     -------         ---------          -------       -------         -------
          Total assets             $ 3,449     $   778         $   1,260          $ 2,430       $ 5,696         $13,613
                                   -------     -------         ---------          -------       -------         -------
                                   -------     -------         ---------          -------       -------         -------
Term certificates of deposit       $ 1,240     $   977         $   2,596          $ 1,527       $   198         $ 6,538
Core deposits                          265         259               527            1,870         1,393           4,314
                                   -------     -------         ---------          -------       -------         -------
          Total deposits             1,505       1,236             3,123            3,397         1,591          10,852
                                   -------     -------         ---------          -------       -------         -------

Mortgagors' escrow                       9           8                17               68            50             152
Securities sold under agreements
  to repurchase                        --          --                --               100           --              100
Long term debt                         --          --                --              --             200             200
Guaranteed preferred beneficial
  interest in Company's junior
  subordinated debentures              --          --                --              --             200             200
Other liabilities                      317         --                --              --             --              317
Stockholders' equity                   --          --                --              --           1,792           1,792
                                   -------     -------         ---------          -------       -------         -------
     Total liabilities and
       stockholders' equity        $ 1,831     $ 1,244         $   3,140          $ 3,565       $ 3,833         $13,613
                                   -------     -------         ---------          -------       -------         -------
                                   -------     -------         ---------          -------       -------         -------
Off balance sheet financial
  instruments                      $ 1,400     $   --          $    (300)         $   --       $ (1,100)        $   --
                                   -------     -------         ---------          -------       -------         -------
                                   -------     -------         ---------          -------       -------         -------
Interest rate sensitivity gap      $ 3,018     $  (466)        $  (2,180)         $(1,135)     $    763

Cumulative gap                     $ 3,018     $ 2,552         $     372          $  (763)

    Interest  rate sensitivity
      gap as a percentage of         22.17%      (3.42)%          (16.01)%          (8.34)%        5.60%
      total assets

    Cumulative gap as a percentage
      of total assets                22.17%     18.75%              2.73%           (5.60)%




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

Interest rate risk is defined as, the sensitivity of the Company's current and future earnings to changes in the level of market interest rates. It arises in the ordinary course of the Company's business, as the repricing characteristics of its mortgage loans do not match those of its deposit liabilities. The resulting interest rate risk is managed by adjustments to the Company's investment portfolio and through the use of off-balance sheet instruments such as interest rate swaps.

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

The difference between assets and liabilities repricing in a given period is one approximate measure of interest rate sensitivity. More assets than liabilities repricing in a period (a positive gap) implies earnings will rise as interest rates rise, and decline as interest rates decline. More liabilities than assets repricing implies declining income as rates rise.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

The use of interest rate instruments such as interest rate swaps is integrated into the Company's interest rate risk management. The Bank enters into interest rate swap contracts in managing the interest rate risk associated with its fixed-rate mortgages and variable rate securities in its investment portfolio. The notional amounts of these contracts approximate $1.4 billion and $475 million at September 30, 1998 and December 31, 1997, respectively, and are not reflected in the Company's balance sheet. These contracts have an average term of approximately four and one half years. Under the terms of these contracts, the Bank pays an average fixed rate of 5.96% and receives an average variable rate of 5.66% on the swaps hedging the fixed rate loan portfolio. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. These instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk. However, these relationships do not consider the impact that rate movements might have on other components of the Bank's risk profile; for example, an increase in interest rates, while implying that earnings will rise in a positive gap period, might also result in higher credit or default risk due to a higher probability of borrowers being unable to pay the contractual payments on loans. Likewise, a decrease in rates might result in an increase in the risk that funds received from loan prepayments cannot be reinvested at rates and spreads earned on earlier investments and loan originations.

As of September 30, 1998, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $372.3 million, or 2.73% of assets, implying modest current-year income sensitivity to movements in the level of interest rates.

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

At September 30, 1998, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point rise in market interest rates over the next 12 months on instruments held for other than trading purposes was approximately 0.9% of projected 12 month earnings.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Non-Performing Assets

The Company's asset quality improved during the nine months ended September 30, 1998, as non-performing assets decreased by 18.6%. The ratio of non-performing loans to total loans held for investment fell to 3.16% at September 30, 1998 from 3.97% at December 31, 1997 while the ratio of non-performing assets to total assets fell to 2.27% at September 30, 1998 from 2.90% at December 31, 1997.

Non-performing assets, net of related specific reserves, were as follows:


                                                      September 30,          December 31,
                                                          1998                   1997
                                                     -----------------      ------------------
                                                                 (In thousands)

 Mortgage loans secured by:
      Residential one-to-four family                 $         231,565      $         271,029
      Residential multi-family                                  37,687                 45,985
      Commercial property                                       26,022                 37,977
 Other loans                                                        93                     95
                                                     -----------------      ------------------
 Total non-performing loans (1)                                295,367                355,086
                                                     -----------------      ------------------
 Total other real estate owned, net                             13,108                 24,036
                                                     -----------------      ------------------
      Total non-performing assets                   $          308,475     $          379,122
                                                     -----------------      ------------------
                                                     -----------------      ------------------



(1) Includes $10.9 million and $24.3 million of non-accrual mortgage loans under 90 days past due at September 30, 1998 and December 31, 1997, respectively.

Allowance for Possible Loan Losses

The following is a summary of the provision and allowance for possible loan losses:


                                                                Quarter Ended                   Nine Months Ended
                                                               September 30,                      September 30,
                                                      ---------------------------------- ----------------------------------
                                                           1998              1997             1998              1997
                                                      ----------------  ---------------- ----------------  ----------------

          Balance beginning of period                  $   111,000      $   107,000      $   109,000       $   105,000
          Provision charged to income                        2,714            5,376            9,896            14,837
          Charge-offs                                       (1,934)          (4,691)          (7,357)          (12,406)
          Recoveries                                           220              315              461               569
                                                      ----------------  ---------------- ----------------  ----------------
          Balance end of period                        $   112,000      $   108,000      $   112,000       $   108,000
                                                      ----------------  ---------------- ----------------  ----------------
                                                      ----------------  ---------------- ----------------  ----------------


                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Capital Ratios

The Company's ratio of period-end stockholders' equity to ending total assets increased to 13.17% at September 30, 1998, compared to 9.70% at December 31, 1997 as a result of the inclusion of the net proceeds from the offering of GreenPoint common stock in stockholders' equity at September 30, 1998.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of September 30, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

As of September 30, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.



                                                                                             Required For Capital
                                                               Actual                         Adequacy Purposes
------------------------------------------------ ----------------------------------- -- ----------------------------
(In millions)                                        Amount              Ratio             Amount            Ratio
------------------------------------------------ --------------- ---------------- -- ------------- --- -------------
As of September 30, 1998
Total Capital
     (to Risk Weighted Assets):
     Company                                           $1,036.6           14.08%          $ 589.0             8.00%
     Bank                                                 841.7           11.48%            586.6             8.00%
Tier 1 Capital
     (to Risk Weighted Assets):
     Company                                           $  944.3           12.83%          $ 294.4             4.00%
     Bank                                                 749.8           10.22%            293.5             4.00%
Tier 1 Capital
     (to Average Assets):
     Company                                           $  944.3            7.74%          $ 488.0             4.00%
     Bank                                                 749.8            6.19%            484.5             4.00%




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

The Company has also initiated formal communications with all of its suppliers and service providers (including hardware, software, processing, voice and data communication, facility components and services) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their respective Year 2000 issue. The Company is working with each of these third parties to facilitate remediation of the Year 2000 issue and will actively participate in testing of each system to ensure Year 2000 compliance. However, there can be no guarantee that the systems of third parties, upon which the Company relies, will be timely remediated, or that a failure to remediate by a third party would not have a materially adverse effect on the Company. To the extent that the Company does not receive adequate response from its suppliers and service providers, it will develop contingency plans intended to mitigate the possible disruption of critical business operations. These contingency plans will be completed no later than March 31, 1999. The Company will utilize both internal and external resources for the Year 2000 project.

The Company's total Year 2000 project cost includes estimated costs and time associated with the impact of a third party's Year 2000 issue, together with the costs of outside consultants and the purchase of replacement programs. The total cost of the Year 2000 project is estimated to be immaterial to the Company's financial statements. Such costs will be funded through operating cash flows and expensed as incurred. The current status and costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area; the ability to locate and correct all relevant computer codes; the failure of outside third parties to remediate their Year 2000 issue on a timely basis, and similar uncertainties.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank has been named as a defendant in seventeen unrelated legal complaints, which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are ten other instances of threatened litigation. Outside counsel has advised the Bank that because discovery on these claims is in the relatively early stages, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at this time. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition and results of operations.

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


  (a)      Exhibits


           Exhibit
            Number



                11.1       Statement Regarding Computation of Per Share Earnings

                12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                27.1       Financial Data Schedule


  (b)      Reports on Form 8-K

           On October 5, 1998, GreenPoint Financial Corp. filed a current report on Form 8-K reporting that on September 30, 1998, GreenPoint Bank ("the Bank") had completed its acquisition of the manufactured housing loan business of BankAmerica Housing Services, a division of Bank of America, FSB, a wholly-owned subsidiary of BankAmerica Corporation ("BankAmerica"), pursuant to a Stock Purchase Agreement, dated as of April 11, 1998, as amended, by and between the Bank and BankAmerica.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GreenPoint Financial Corp.



                                         By: /s/ Thomas S. Johnson
                                             ---------------------
                                              Thomas S. Johnson
                                              Chairman of the Board and
                                              Chief Executive Officer




                                         By: /s/ Jeffrey R. Leeds
                                             --------------------
                                              Jeffrey R. Leeds
                                              Executive Vice President, Finance






Dated November 11, 1998