Form 10-K405
period 1998-12-31
GREENPOINT FINANCIAL CORP
filed 1999-03-30
CIK 911935

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X|              Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

                                       OR

|_|         Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1999: Common stock par value $0.01 per share, $2,639,300,664.

This figure is based on the closing price by the New York Stock Exchange ("NYSE") for a share of the registrant's common stock on March 23, 1999 which was $33.00 as reported in the Wall Street Journal on March 24, 1999. The number of shares of the registrant's Common Stock issued and outstanding as of March 23, 1999 was 96,631,642 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1999 and the Annual Report to Shareholders for fiscal 1998 are incorporated herein by reference - Parts II, III and IV.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                                     PART I

ITEM 1.  BUSINESS...........................................................   1
    General.................................................................   1
    Mortgage Banking Activities ............................................   2
    Manufactured Housing Activities.........................................   5
    Delinquent Loans and Foreclosed Assets..................................  10
    Allowance for Possible Loan Losses......................................  13
    Consumer Banking Activities.............................................  15
    Competition.............................................................  15
    Market Risk Management..................................................  16
    Liquidity Management....................................................  16
    Securities Investment Activities........................................  16
    Sources of Funds........................................................  19
    Subsidiary Activities...................................................  21
    Savings Bank Life Insurance.............................................  22
    Personnel...............................................................  23
    Federal Taxation........................................................  23
    State and Local Taxation................................................  24
    Bank Regulation and Supervision.........................................  24

ITEM 2.  PROPERTIES.........................................................  27

ITEM 3.  LEGAL PROCEEDINGS..................................................  27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  28

ITEM 4A. EXECUTIVE OFFICERS.................................................  28

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS................................................  29

ITEM 6.  SELECTED FINANCIAL DATA............................................  29

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................  29

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK............  29

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................  29

                                                                            Page
                                                                             No.
                                                                            ----
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  30

ITEM 11.  EXECUTIVE COMPENSATION............................................  30

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT........................................................  30

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  30

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K..........................................................  31

                                     PART I

ITEM 1. BUSINESS

General

      GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a bank holding company organized under the laws of the state of Delaware and registered under the Bank Holding Company Act of 1956, as amended.

      The Company provides a variety of financial services, primarily through its bank subsidiary, GreenPoint Bank, a New York State chartered savings bank (the "Bank"), GreenPoint Mortgage Corp. ("GreenPoint Mortgage "), a national home mortgage banking company wholly-owned by the Bank and headquartered in Charlotte, North Carolina, and GreenPoint Credit Corp. ("GreenPoint Credit"), a Delaware corporation wholly-owned by the Bank and headquartered in San Diego, California.

      Through the Bank, GreenPoint Mortgage and GreenPoint Credit, the Company is primarily engaged in lending in New York and across the nation. GreenPoint Mortgage originates both adjustable and fixed rate mortgage loans, primarily through a network of mortgage brokers, mortgage bankers, attorneys and other real estate professionals and, to a lesser extent, from customers and members of the local communities in GreenPoint's lending area. GreenPoint Credit is engaged in originating, purchasing and servicing manufactured housing loans. The Bank continues to attract retail deposits from the general public and invests those deposits, together with funds generated from operations, in loans and marketable securities. The Bank's revenues are derived principally from interest on its loan portfolio and investment securities. The Bank's primary sources of funds are deposits, proceeds from loan sales and securitizations, and proceeds from principal and interest payments on loans, mortgage-backed securities and other securities.

      GreenPoint Community Development Corp. ("GPCDC") was organized in 1993 as a for-profit community development subsidiary of the Company. Complementing the Bank's leadership in lending in low- and moderate-income areas and to minorities, GPCDC's focus is primarily on special lending programs, development opportunities and assistance, consulting and other activities that promote the objective of greater access to affordable housing for low- and moderate-income persons residing in the areas served by the Company.

      On December 9, 1998, the Company announced a definitive agreement to acquire Headlands Mortgage Company ("Headlands") in a stock transaction valued at approximately $473 million. The acquisition will be accounted for as a tax-free pooling of interests, with 0.62 shares of the Company's stock being exchanged for each share of Headlands stock. The acquisition is expected to be completed by the end of the first quarter of 1999.

Forward-Looking Statements

      This Annual Report on Form 10-K contains certain forward-looking statements which are based on management's current expectations. These forward-looking statements include information concerning possible or assumed future results of operations and business plans, including those relating to earnings growth, revenue growth, expense levels, and other business operations. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to execution of pending or future acquisitions, including integration activities and the ability of the Company to realize the revenue growth and expense reductions assumed in such acquisitions; changes in interest rates, loan demand, real estate values, and competition, which can affect the ability of the Company to meet its origination goals; the level of defaults and prepayments on loans made by the Company and its affiliates; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which can affect the ability of the Company and its affiliates to sell loans in the secondary market at favorable prices; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. The forward-looking statements are made as of the date of this release, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Mortgage Banking Activities

Products and Services

      The Company, through its mortgage banking subsidiary, specializes in a limited documentation mortgage loan product ("No Doc" loans). These loans serve a particular niche of borrowers willing to pay a premium, in the form of higher interest rates and loan fees, and provide larger down payments. In return, the borrower receives more expedient loan processing by virtue of providing less income and asset information, as compared to loans underwritten in conformance with Fannie Mae ("FNMA") standards. These loans are typically held for investment in the Company's loan portfolio. As a result of this strategy, combined with strict appraisal requirements, GreenPoint Mortgage has achieved higher interest margins and levels of net interest income compared to typical FNMA conforming loans which, in turn, has resulted in a high level of profitability, despite traditionally higher levels of loan delinquencies.

      GreenPoint Mortgage originates both adjustable rate ("ARM") and fixed rate mortgage loans, the amounts and maturities of which are dependent upon customer demand and market rates of interest. The most significant origination volume relates to loans secured by one to four family residences including condominiums and planned unit developments.

      GreenPoint Mortgage's lending activities have historically emphasized and continue to emphasize the origination of real estate loans which are underwritten with primary reliance placed upon a borrower's level of equity in the property securing the loan or level of down payment, as compared to other lending institutions which may rely more heavily upon a borrower's demonstrated ability to repay the loan and independently verified income levels. These equity based loans generally do not have loan to value ratios in excess of 75%. As compared to the loans originated in accordance with FNMA underwriting guidelines and procedures ("FNMA conforming loans"), No Doc loans involve a higher degree of risk as there is limited verified knowledge of the borrower's level of income or ability to service the indebtedness which, in turn, may result in a higher rate of default. In recognition of the increased risks associated with No Doc loans, GreenPoint Mortgage prices loans according to a risk based system or requires borrowers to have a higher equity position in the property securing the loan. GreenPoint Mortgage's No Doc lending program accounted for 99% of total mortgage originations.

      As compared to other lending institutions which rely more heavily upon a borrower's income and demonstrated ability to repay the loan, GreenPoint Mortgage may be more susceptible to increases in loan delinquencies in periods of economic recession and to loan losses in periods of declining real estate market values. In recognition of the risks associated with this lending strategy, the Company has established strict appraisal standards, whereby all appraisals are required to conform to either FNMA, FHLMC, federal or state approval standards and are either: (1) prepared or reviewed by in-house appraisers who are state licensed real estate appraisers and are subject to two additional levels of appraisal and underwriting review; or are (2) conducted by one or more appraisers, or appraisal services, which are chosen directly by the Company from the Company's approved list of independent appraisers.

      One-to Four-Family Mortgage Lending. GreenPoint Mortgage currently offers one-to four-family mortgage loans through two loan programs: (1) No Doc loans and (2) loans underwritten and made in amounts in accordance with FNMA guidelines ("FNMA conforming" or "Full Doc" loans). No Doc loans, with the exception of loans secured by condominiums, are offered in amounts up to 75% of the lower of the appraised value or purchase price of the property. No Doc loans secured by condominiums are made in amounts up to 70% of the lower of the appraised value or purchase price of the property. Generally, the maximum loan amount of a No Doc loan is $1.0 million. Additionally, credit reports are obtained on all borrowers to ascertain the credit history of the borrower.

      GreenPoint Mortgage also originates loans secured by first mortgages on non-owner-occupied one-to four-family properties pursuant to the same underwriting guidelines applicable to similarly situated owner-occupied one-to four-family properties, but in amounts which are limited to 70% of the lower of the appraised value or purchase price for loans involving the purchase or refinance of the property and subject to a lower limit of up to 60% of the appraised value of the property for loans involving the refinancing of an existing mortgage where the refinanced loan amount exceeds the unpaid principal balance. Additionally, GreenPoint Mortgage requires the submission of rental information and considers such information in arriving at its underwriting determination. GreenPoint Mortgage charges higher rates of interest with respect to these loans as compared to its other one-to four-family loans secured by owner-occupied properties and may impose penalties for early repayment. At December 31, 1998 non-owner occupied loans totaled approximately 7% of loans held for investment.

      GreenPoint Mortgage offers fixed rate mortgage loans with terms of 10 to 30 years. Interest rates charged on fixed rate loans are competitively priced on a regular basis and are periodically determined based on market conditions. For the year ended December 31, 1998, GreenPoint Mortgage originated $2.2 billion of fixed rate loans, which primarily consisted of one-to four-family residential mortgage loans.

      GreenPoint Mortgage offers ARM loans with interest rates that adjust periodically with terms of up to 30 years. The interest rates on ARM loans fluctuate based upon a spread above the applicable index rate used by GreenPoint Mortgage and are generally subject to limitations on interest rate increases of 2% per year and a limitation on the aggregate adjustment of 6% above the original loan rate at the time of commitment over the term of the loan. Such loans also have interest rate floors which limit the minimum amount the interest rate payable may decline. The product line includes ARM loans at fully indexed rates and with initial interest rates below the current fully indexed rate. The initial discounted rate on these loans was up to 375 basis points below GreenPoint Mortgage's fully indexed rate, which varies by ARM adjustment period. For the year ended December 31, 1998, GreenPoint Mortgage originated $0.5 billion of ARM loans, which primarily consisted of one-to four-family residential loans. At December 31, 1998, 23.5% of GreenPoint Mortgage's one-to four-family residential mortgage loans consisted of ARM loans.

      The volume and types of ARM loans originated have been affected by such market factors as the level of interest rates, competition, and consumer preferences. GreenPoint Mortgage will continue to offer ARM loans; however, there can be no assurance that in the future GreenPoint Mortgage will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to total loans. The retention of ARM loans, as opposed to fixed rate residential mortgage loans, in GreenPoint Mortgage's loan portfolio serves to reduce the exposure to increases in interest rates. However, ARM loans generally pose credit risks and prepayment risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. In particular, GreenPoint Mortgage's loans, which bear initial discounted interest rates, involve greater risks of default due to the greater potential increase in the borrower's payment after the first year of the loan.

      During 1998, GreenPoint Mortgage expanded its product offerings to include loans specifically designed to be sold to third parties on a servicing released basis. This program offers loans in excess of 75% LTV to a maximum of 90% LTV. These programs place a greater reliance on the borrower's past credit history. Loans are offered in two forms: "With Asset Verification" and "Without Asset Verification". Asset verification refers to verification of liquid assets held in a depository institution.

      GreenPoint Mortgage also offers home equity loans and lines of credit, which are secured by mortgages on one- to four- family properties. The underwriting standards applicable to these loans are the same as other one-to four-family loans. Home equity fixed rate loans are available with No Income, as well as Full Income verification, for terms from 5 to 15 years in amounts ranging from $20,000 up to $750,000. Depending on the balance of the first mortgage, the loan amount and verification method, a maximum LTV of 80% is available. As of December 31, 1998, there were 1,593 home equity lines outstanding with loans drawn against such lines totaling $82.1 million, or 0.9%, of total loans held for investment.

      GreenPoint Mortgage's mortgage loans generally include due-on-sale clauses which provide for the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without GreenPoint Mortgage's consent. Such due-on-sale provisions are enforced within the applicable regulations and guidelines imposed by federal and state laws and secondary market purchasers.

      Multi-Family Lending. GreenPoint Mortgage offers fixed rate and ARM loans secured by residential properties with five or more units and other mixed use properties (primarily residential properties with business or retail space) located in the New York metropolitan area. As of December 31, 1998, GreenPoint Mortgage had 4,881 of such loans with an average loan balance of $121,000. Multi-family loans are generally made with terms of 5 to 20 years for fixed rate loans and 5 to 25 years for ARM loans, in amounts up to a maximum of $3.0 million. Product enhancements implemented during the year included a 20 year fixed rate mortgage and a 5 year ARM with a 20 year term. Loans on multi-family properties are made in amounts up to 70% of the appraisal value or purchase price of the property for loans to purchase the property and up to 65% of the appraised value for loans to refinance an existing mortgage. The underwriting guidelines for multi-family loans are the same standards and procedures applicable to its one-to four-family No Doc loans. In addition, documentation regarding rental and vacancy levels, rental income, property expense statements and tax return information must be submitted. GreenPoint Mortgage verifies rental income of the property but does not verify the borrower's personal income levels, unless the loan amount exceeds $1.0 million, in which case the borrower's financial statements are required. GreenPoint Mortgage imposes penalties for early repayment on all non-owner-occupied multi-family properties and owner-occupied multi-family properties with seven units or more.

      Commercial Real Estate Lending. GreenPoint Mortgage also originates commercial real estate loans located in the New York metropolitan area. Commercial real estate loans are offered in amounts up to $1.0 million, under the same terms and underwriting guidelines applicable to its multi-family loans. Loans in excess of $1.0 million are made on an exception basis. There are penalties imposed for early repayments. As of December 31, 1998, there were 3,925 commercial real estate loans with an average balance of $145,000. The largest commercial real estate loan in GreenPoint Mortgage's portfolio at December 31, 1998 had an outstanding balance of $4.3 million, secured by a non-residential building located in New York.

      Origination Sources. During 1998, the New York metropolitan sales network continued to be the largest originator of loans. On the national front, we continued to expand into new markets moving into 14 locations across the United States. This brings the total number of cities covered to 28.

      Loan originations are primarily obtained from GreenPoint Mortgage's network of registered mortgage brokers, licensed mortgage bankers, attorneys and other real estate professionals. GreenPoint Mortgage's Advantage Program is a structured program in which registered mortgage brokers, licensed mortgage bankers, attorneys, and other real estate professionals, are eligible to participate upon approval. Based on licensing and other criteria, members may submit loans through the program in various capacities. Eligible members may table fund or process one-to four-family residential loans on behalf of GreenPoint Mortgage, while others simply refer a completed loan application for processing. In all cases, GreenPoint Mortgage requires that the appraisal and underwriting be performed by its in house appraisers and underwriters, thereby controlling key components of risk. As of December 31, 1998, there were 1,058 Advantage Program members.

      GreenPoint Mortgage's Lender Associate Program consists of 3,751 approved mortgage brokers operating in 47 states. These brokers are generally small to mid-sized mortgage originators, which rely on GreenPoint Mortgage to fund loans at closing. Each broker is screened by the Company and is approved only if the Lender Associate Program requirements are satisfied.

      The Company's Correspondent Program is a closed loan purchase program consisting of 197 approved correspondents operating in 47 states. These correspondents include mid-sized to large mortgage bankers and other financial institutions.

      For the year ended December 31, 1998, 92.6% of total mortgage loans were originated through these programs .

      Student Loans and Other Lending. The Bank also originates student loans guaranteed by federal and New York State agencies, and personal savings loans collateralized by a borrower's existing savings account balance at the Bank. With the exception of student loans, which the Bank generally sells in the secondary market upon the borrower's commencement of repayment of the loan, these other loans are originated for retention. The Bank does not currently originate or purchase other types of business or consumer loans such as loans secured by automobiles, unsecured business loans or credit card loans.

Credit Parameters

      Loan amount limits, maximum loan-to-value ratios and loan pricing are guided by an evaluation of a borrower's credit history and the loan purpose. This evaluation results in a borrower being classified in a particular loan level category ranging from one to five, to which lending parameters have been ascribed by GreenPoint Mortgage. In making this determination, GreenPoint Mortgage obtains credit verification from three independent credit bureaus prior to entering into loan commitments. Factors considered in making the commitment include the number and length of time credit lines have been outstanding, prior mortgage loan payment histories, performance on installment loans and revolving lines of credit, collection and charge-off experience, and prior bankruptcies and foreclosures. GreenPoint Mortgage also considers a credit score ascribed to the borrower under a credit evaluation methodology developed by Fair, Isaac and Company ("FICO").

This score indicates, based on their statistical analysis, the percentage of borrowers that would be expected to become 90 days delinquent on an additional loan.

      Due to GreenPoint Mortgage's emphasis on an equity-based lending strategy and reliance upon the value of the property securing a loan to reduce the potential risk of principal loss, particularly with respect to its No Doc loan programs, GreenPoint Mortgage has established a comprehensive in-house appraisal system made up of 96 staff appraisers, all of whom are state licensed. From time to time, third party independent appraisers are utilized. GreenPoint Mortgage's appraisal system generally involves a three-tier review for every mortgage loan originated, consisting of an appraisal conducted by a licensed appraiser, which is then reviewed by a senior appraiser or appraisal manager and, finally, by a loan underwriter familiar with the market. All loans are subject to various approval requirements depending on the size of the loan and assigned credit level.

      Additionally, all one-to four-family mortgage loans exceeding $1.0 million and commercial loans exceeding $3.0 million require the approval of executive management. GreenPoint Mortgage also limits the maximum loan amount to any one individual or business entity to $15.0 million. The Board of Directors is provided a listing of approved loans on a monthly basis. In recent years, GreenPoint Mortgage has made no loans in excess of $6.5 million.

Loan Servicing

      At December 31, 1998, GreenPoint Mortgage serviced approximately 95,000 mortgage loans with outstanding principal balances of $9.8 billion, including $9.2 billion of loans in its own portfolio, and $0.6 billion of loans owned by others. Loans serviced for others are serviced for a fee, which, on an annual basis, generally ranges from 25 to 50 basis points of the outstanding principal balance of the loans.

      GreenPoint Mortgage's loan servicing activities generally consist of collecting principal and interest payments from borrowers, remitting principal and interest payments to investors, accounting for principal and interest payments, holding and disbursing funds remitted for taxes, insurance, and other loan related expenses, contacting delinquent borrowers and conducting foreclosures and property dispositions in the event of unremedied defaults. Because of the greater likelihood of delinquencies associated with No Doc lending, GreenPoint Mortgage has implemented programs which allow it to focus its early collection efforts on those loans and borrowers possessing characteristics at the time of origination which have historically experienced a higher propensity for delinquency and default. GreenPoint Mortgage believes these efforts have enabled it to minimize losses associated with these types of loans.

Manufactured Housing Activities

Products and Services

      During 1998, the Company expanded its lending activities through the acquisition of BankAmerica Housing Services which is the second largest lender nationally in the manufactured housing finance industry. The Company was renamed GreenPoint Credit. GreenPoint Credit originates a variety of fixed and variable term loans in the manufactured housing market. GreenPoint Credit serves 48 states through its principal offices in San Diego, California and service centers throughout the United States. Manufactured housing ("MH") or a "manufactured home" is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. MH does not include modular housing or recreational vehicles.

      GreenPoint Credit pools and securitizes substantially all of the loans it originates, retaining the servicing on these loans. Such pools are structured into asset-backed securities which are primarily sold in the public securities markets. GreenPoint Credit services these loans, collecting payments from the borrower and remitting principal and interest payments to the holder of the contract, or investor certificate backed by the loans. The Company securitized and sold $728 million of manufactured housing loans during the fourth quarter of 1998.

      Manufactured housing financing transactions are originated on either an "indirect" or "direct" basis. All direct or indirect originations are written on forms provided or approved by GreenPoint Credit and are originated or purchased on an individually approved basis in accordance with GreenPoint Credit underwriting guidelines. Under an "indirect" financing transaction, a dealer sells a product to a customer and enters into a sales contract with the customer evidencing a monetary obligation and providing security for that obligation. Upon satisfactory review, GreenPoint Credit purchases such sales contracts from retailers. If a retailer wishes to make such financing available to its customers, the retailer would apply for retailer approval. Upon satisfactory results of GreenPoint Credit's investigation of the retailer's creditworthiness and general business reputation, GreenPoint Credit and the retailer would enter into a retailer agreement.

      Under a "direct" origination, GreenPoint Credit and the borrower are direct parties to the loan documentation which evidences the borrower's obligation to GreenPoint Credit. GreenPoint Credit originated $656 million of manufactured housing loans in the fourth quarter of 1998, 92% indirectly purchased from dealers and 8% directly originated.

      GreenPoint Credit offers a variety of "Home Only" and "Land/Home" products with fixed and variable rate options. The Home Only loans are secured by the manufactured home and is a conventional loan program for new and previously owned manufactured homes. "Land/Home" loans are secured by both the manufactured home and the land.

Credit Parameters

      GreenPoint Credit believes that the creditworthiness of a potential borrower should be the most important criterion in determining whether to approve the purchase or origination of a loan. The borrower's creditworthiness is measured by custom credit scorecards which were developed based on GreenPoint Credit's extensive portfolio in conjunction with Fair Isaac & Company. GreenPoint Credit continually monitors the performance of its scorecards to ensure that they are correctly rank-ordering the borrowers' credit risk. The borrowers' credit history, employment history, residence history and debt to income ratio are also reviewed by GreenPoint Credit personnel as part of the underwriting decision. GreenPoint Credit's lending criteria also varies by product type to reflect the risk associated with each product.

Loan Servicing

      GreenPoint Credit's servicing responsibilities include collecting principal and interest payments, taxes, insurance premiums and other payments from obligors and, when such loans are not owned by GreenPoint Credit, remitting principal and interest payments to the owners. Collection procedures which are managed at the regional office level include repossession and resale of manufactured homes securing defaulted loans (and foreclosure if land is involved). GreenPoint Credit will enter into workout agreements with obligors under certain defaulted loans, if deemed advisable. Although decisions as to whether to repossess any manufactured home are made on an individual basis, GreenPoint Credit's general policy is to institute repossession procedures promptly after regional office personnel determine that it is unlikely that a defaulted loan will be brought current, and thereafter to diligently pursue the resale of such manufactured homes.

      GreenPoint Credit services loans on behalf of other entities and its own portfolio. In conjunction with the purchase of BAHS, GreenPoint Credit acquired $108.3 million of servicing assets associated with servicing loans for BankAmerica Corporation ("BAC"). In addition, GreenPoint Credit sold $728 million of manufactured housing loans in one securitization transaction resulting in retained servicing assets of $15.0 million. At December 31, 1998, GreenPoint Credit's servicing assets totaled $115.1 million, relating primarily to the underlying loan portfolio serviced for BAC. GreenPoint Credit serviced approximately 388,700 manufactured housing loans owned by other entities with an outstanding principal balance of $10.5 billion at December 31, 1998.

      GreenPoint Credit receives a servicing fee equal to 1% of the outstanding principal balance of each loan serviced for customers. Servicing fees are collected by GreenPoint Credit out of the borrowers monthly payments. In addition, GreenPoint Credit recognizes interest income on trust accounts and late charge fee income on loans serviced for other entities. GreenPoint Credit is not responsible for repossession costs incurred on loans serviced for other entities. In 1998, GreenPoint Credit's revenues generated from loan servicing totaled $21.7 million, primarily as a result of the revenue stream received from the loan portfolio serviced for BAC.

      At December 31, 1998, GreenPoint Credit serviced approximately 20,300 manufactured housing loans in its own portfolio with an outstanding principal balance of $764.3 million. GreenPoint Credit does not recognize service fee income for loans serviced in its own portfolio.

      GreenPoint Credit sells its portfolio of loans to a real estate mortgage investment conduit ("REMIC") or owner trust, that issues classes of certificates representing undivided ownership interests in the income stream to the trust. The agreements between GreenPoint Credit and the REMIC typically require GreenPoint Credit to advance interest (but not principal) on delinquent loans to holders of the senior interests in the related REMIC trust.

Loans held for Investment Portfolio

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

                                                                          December 31,
                                                -----------------------------------------------------------------
                                                       1998                   1997                   1996
                                                -------------------    -------------------    -------------------
                                                            Percent                Percent                Percent
                                                Amounts    of Total    Amounts    of Total    Amounts    of Total
                                                --------   --------    --------   --------    --------   --------
                                                                    (Dollars in millions)
Loans receivable held for investment:
Mortgage loans:
   One-to four-family                           $8,022.9       85.3%   $7,681.3       86.0%   $6,394.4       85.9%
   Multi-family                                    594.4        6.3       621.0        7.0       545.5        7.3
   Commercial                                      573.8        6.1       537.1        6.0       467.9        6.3
   Home equity loans                                82.1        0.9        66.3        0.7        16.2        0.2
                                                --------   --------    --------   --------    --------   --------
Total mortgage loans held for investment         9,273.2       98.6     8,905.7       99.7     7,424.0       99.7
                                                --------   --------    --------   --------    --------   --------
Other loans:
    Loans secured by depositors' funds              24.0        0.3        30.1        0.3        23.5        0.3
    Construction in process                         50.6        0.5          --         --          --         --
    Recreational vehicle loans                      23.7        0.3          --         --          --         --
    Manufactured housing loans                      28.9        0.3          --         --          --         --
    Home improvement loans                            --         --          --         --          --         --
                                                --------   --------    --------   --------    --------   --------
Total other loans                                  127.2        1.4        30.1        0.3        23.5        0.3
                                                --------   --------    --------   --------    --------   --------
Total loans receivable held for investment       9,400.4      100.0%    8,935.8      100.0%    7,447.5      100.0%
                                                --------   --------    --------   --------    --------   --------

Less:
Net deferred loan origination fees and
  unearned discount                                 14.3                   31.2                   48.2
Allowance for possible loan losses                 113.0                  109.0                  105.0
                                                --------               --------               --------
    Loans receivable held for investment, net   $9,273.1               $8,795.6               $7,294.3
                                                ========               ========               ========

                                                               December 31,
                                                ------------------------------------------
                                                       1995                   1994
                                                -------------------    -------------------
                                                            Percent                Percent
                                                Amounts    of Total    Amounts    of Total
                                                --------   --------    --------   --------
                                                          (Dollars in millions)
Loans receivable held for investment:
Mortgage loans:
   One-to four-family                           $5,135.4     85.2 %    $4,933.9       85.7 %
   Multi-family                                    475.9        7.9       456.9        7.9
   Commercial                                      376.8        6.3       349.7        6.1
   Home equity loans                                 4.7        0.1        10.1        0.2
                                                --------   --------    --------   --------
Total mortgage loans held for investment         5,992.8       99.5     5,750.6       99.9
                                                --------   --------    --------   --------
Other loans:
    Loans secured by depositors' funds              29.5        0.5         7.7        0.1
    Construction in process                           --         --          --         --
    Recreational vehicle loans                        --         --          --         --
    Manufactured housing loans                        --         --          --         --
    Home improvement loans                           0.1         --         0.1         --
                                                --------   --------    --------   --------
Total other loans                                   29.6        0.5         7.8        0.1
                                                --------   --------    --------   --------
Total loans receivable held for investment       6,022.4      100.0%    5,758.4      100.0%
                                                --------   --------    --------   --------

Less:
Net deferred loan origination fees and
  unearned discount                                 58.3                   61.3
Allowance for possible loan losses                 105.5                  103.0
                                                --------               --------
    Loans receivable held for investment, net   $5,858.6               $5,594.1
                                                ========               ========

      As of December 31, 1998, 69% of the Company's mortgage loan portfolio was secured by properties located in New York State. The properties securing the remaining portfolio are dispersed throughout the country, with no state representing more than 10%.

Loans Held for Sale

The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

                                                              December 31,
                                              -------------------------------------------
                                               1998      1997     1996     1995     1994
                                              ------    ------   ------   ------   ------
                                                           (Dollars in millions)
Loans receivable held for sale:               $  0.6    $  1.3   $  0.3   $168.2   $  0.5
   Residential mortgage loans                    3.3       4.2      4.5      6.9     10.6
   Guaranteed student loans                    535.2        --       --       --       --
   Manufactured housing loans                  139.1        --       --       --       --
   Manufactured housing land/home loans
   Deferred loan origination fees and
       Unearned discount                       (10.8)       --       --       --       --
                                              ------    ------   ------   ------   ------
        Loans receivable held for sale, net   $667.4    $  5.5   $  4.8   $175.1   $ 11.1
                                              ======    ======   ======   ======   ======

Loan Sales

      GreenPoint sells the loans it purchases or originates through either (1) securitization, which involves the private placement or public offering of pass-through asset-backed securities; or (2) whole loan sales, which involves selling pools of loans to individual purchasers. This approach allows GreenPoint to capitalize on favorable conditions in either the securitization or whole loan sale market when loan production is sold. In addition, this dual approach allows GreenPoint to diversify its exposure to the volatility of the capital markets.

Securitization. The primary funding strategy of GreenPoint Credit is to securitize manufactured housing loans originated or purchased. During the 4th quarter of 1998, GreenPoint Credit sold $728 million manufactured housing loans in one securitization transaction. Management has structured the operations and processes specifically for the purpose of efficiently originating, purchasing, underwriting and servicing loans for securitization in order to meet the requirements of rating agencies, credit enhancers, and investors.

      The purchasers of the pass-through certificates issued in the 1998 securitization transaction received a credit-enhanced security. Credit enhancement on the 1998 security was achieved by (1) the Bank's subordination of their residual excess spread, (2) corporate guarantee issued by the Bank and backed by a letter of credit, (3) an insurance policy by a monoline insurance company. As a result, the 1998 offering of the senior REMIC pass-through certificates has received ratings of AAA from Standard & Poor's and Aaa from Moody's Investor Service.

Whole Loan Sales. Mortgage loans in excess of 75% LTV originated outside of Metropolitan New York City, and fixed rate loans originated through the correspondent channel, may be sold into the secondary market. All loans originated in Metropolitan New York City are held in the Company's own portfolio. The Company also originates guaranteed student loans which are held for sale.

      Loan Maturity and Repricing. The following table shows the contractual maturities of the Company's loan portfolio, including loans receivable held for sale, at December 31, 1998. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $2.3 billion for the year ended December 31, 1998.

                                                  December 31, 1998
                          --------------------------------------------------------------------
                                      Mortgage Loans
                          ----------------------------------------
                          One-to Four-                                  Other      Total Loans
                             Family     Multi-Family   Commercial       Loans      Receivable
                          ------------  ------------   ----------       -----      ----------
                                                 (Dollars in millions)
Amounts due (1):
  Within one year           $    6.2      $    1.8      $    2.2      $   84.6      $   94.8
  One to five years            173.0          52.2          56.9          13.9         296.0
  Over five years            7,700.5         506.9         489.0         706.3       9,402.7
                            --------      --------      --------      --------      --------
     Total amounts due      $7,879.7      $  560.9      $  548.1      $  804.8      $9,793.5
                            ========      ========      ========      ========      ========

(1)    Does not include non-accrual loans.

      The following table sets forth, at December 31, 1998, the dollar amount of all fixed rate loans contractually due and adjustable rate loans repricing after December 31, 1999.

                                        Due or Repricing After December 31, 1999
                                        ----------------------------------------
                                            Fixed      Adjustable       Total
                                        -----------  -------------   -----------
                                                  (Dollars in millions)
Mortgage loans (1):
   One-to four-family                     $5,804.5      $  105.4      $5,909.9
   Multi-family                              548.2           0.3         548.5
   Commercial                                533.0           0.3         533.3
Other loans (1)                              554.8            --         554.8
                                          --------      --------      --------
  Total loans receivable                  $7,440.5      $  106.0      $7,546.5
                                          ========      ========      ========

(1)   Does not include non-accrual loans.

Delinquent Loans and Foreclosed Assets

Mortgage Loans

      GreenPoint Mortgage's collection procedures include maintaining continuous contact with the borrower through telephone calls, collection letters and property inspections. The collection staff attempts to make personal contact, Monday through Saturday, by using both the business and home telephone numbers, as well as property inspections. Telephone calls and property inspections continue until the loan is current or payment arrangements are made. On or about the 61st day of delinquency, a default letter is sent to the customer which demands payment in full of all arrears within 30 days. On the 91st day of delinquency a letter is sent informing the borrower that foreclosure action has commenced. On the 101st day of delinquency the loan is referred to an attorney for foreclosure proceedings. With respect to delinquent mortgage loans with principal balances in excess of $400,000, the same procedures generally apply except that the notices are sent at earlier dates of delinquency, and such loans are referred to GreenPoint Mortgage's attorney for foreclosure upon the loan becoming 61 days past due.

      GreenPoint Mortgage discontinues accruing interest and charges-off the accrued interest on all delinquent mortgage loans upon the loan becoming 90 days past due. GreenPoint Mortgage generally does not restructure the original terms of delinquent loans by modifying the interest rate paid or capitalizing past due interest.

      GreenPoint Mortgage attempts to accommodate the needs of its borrowers who find themselves in difficult circumstances and minimize its potential losses upon foreclosure by emphasizing the use of forbearance agreements. These forbearance agreements generally provide that GreenPoint Mortgage will agree to delay foreclosure proceedings if the borrower agrees to repay any accrued interest and principal arrears over a period of up to 36 months in addition to paying the principal and interest due in accordance with the original terms of the loan. The forbearance agreements typically provide that in the event the borrower is not current with payments under the forbearance agreement or any payments due under the original mortgage note, GreenPoint Mortgage may resume its foreclosure action. As of December 31, 1998, GreenPoint Mortgage had $55.0 million of loans, or 19.3%, of total non-performing loans subject to such forbearance agreements, the substantial majority of which were one-to four-family mortgage loans.

      Historically, GreenPoint Mortgage has relied solely on its collection and foreclosure process to reduce its level of non-performing loans. This process, combined with GreenPoint Mortgage's low LTV ratios, has in the past protected GreenPoint Mortgage from high loan losses.

      Based on its LTV policies, GreenPoint Mortgage does not believe that the overall risk of loss associated with its current loan portfolio and non-performing assets is excessive. However, GreenPoint Mortgage's underwriting determinations rely heavily upon the market value of the properties securing the loans and, consequently, no assurances can be given that declines in real estate values in the regional economies will not result in increased delinquencies or increases in foreclosure-related expenses and expenses related to its other real estate owned.

Manufactured Housing Loans

      GreenPoint Credit maintains regular contact with the borrower through telephone calls, approved mailings and field contact to collect delinquent accounts. The collection staff work staggered schedules to maximize customer contact while following the guidelines of the Federal Fair Debt and Collection Practices Act. On or about the 61st day of delinquency, a notice of default is sent to the borrower demanding payment in full of all arrears within a 30 day time period. Collection efforts continue throughout the default period and if the borrower has not paid by the default deadline, the account is referred to an attorney to commence repossession proceedings.

      GreenPoint Credit charges off delinquent loans at the earlier of repossession date or the month end following 120 days of delinquency. GreenPoint Credit records partial charge-offs of delinquent loans to approximate net realizable value if foreclosure occurs before the loans become 120 days delinquent. Accounts are 100% charged-off if still in repossession 91 days after date of foreclosure. Accounts that have not yet been repossessed are 100% charged-off after 120 days of delinquency.

      GreenPoint Credit relies on its platform of regional offices throughout the United States and its experienced personnel to collect delinquent accounts effectively and reduce its level of non-performing loans. GreenPoint Credit does not believe that the overall risk of loss associated with its loan portfolio is excessive based on its credit policies. GreenPoint Credit's underwriting determinations rely heavily upon the borrower's ability to pay. No assurances can be given that declines in regional economics will not result in increased delinquencies and losses.

      At December 31, 1998, 1997, 1996, 1995 and 1994, loans delinquent 90 days or more were as follows:

                                                        December 31,
                                    ---------------------------------------------------
                                             1998                       1997
                                    ---------------------------------------------------
                                                      90 days or more
                                    ---------------------------------------------------
                                                  Principal                  Principal
                                    Number of     Balance of    Number of    Balance of
                                      Loans         Loans         Loans        Loans
                                    ---------     ----------    ---------    ----------
                                                   (Dollars in millions)
Mortgage loans:
    One-to four-family                 1,930       $ 213.1         2,596      $ 254.6
    Multi-family                         286          33.7           372         41.0
    Commercial real estate               192          24.7           258         34.0
    Home equity loans                     26           1.6            48          1.1
                                     -------       -------       -------      -------
       Total mortgage loans            2,434         273.1         3,274        330.7
Other loans                              134           1.3            84          0.1
                                     -------       -------       -------      -------
       Total loans                     2,568       $ 274.4         3,358      $ 330.8
                                     =======       =======       =======      =======
Delinquent loans to total loans                       2.72%                      3.71%

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                             1996                         1995                        1994
                                    -------------------------------------------------------------------------------
                                                                    90 Days or More
                                    -------------------------------------------------------------------------------
                                                  Principal                   Principal                  Principal
                                    Number of     Balance of    Number of     Balance of    Number of    Balance of
                                      Loans         Loans         Loans         Loans         Loans        Loans
                                    ---------     ----------    ---------     ----------    ---------    ----------
                                                                  (Dollars in millions)
Mortgage loans:
   One -to four-family                 2,559       $ 242.7         2,737       $ 254.3         2,438      $ 220.9
   Multi-family                          430          46.0           533          57.9           619         68.6
   Commercial real estate                271          35.2           358          46.8           413         56.8
   Home equity loans                       7           0.5            16           0.8            14          0.7
                                     -------       -------       -------       -------       -------      -------
      Total mortgage loans             3,267         324.4         3,644         359.8         3,484        347.0
Other loans                              168           0.1            --            --            46          0.3
                                     -------       -------       -------       -------       -------      -------
      Total loans                      3,435       $ 324.5         3,644       $ 359.8         3,530      $ 347.3
                                     =======       =======       =======       =======       =======      =======
Delinquent loans to total loans                       4.36%                       5.81%                      6.02%

      The following table sets forth information regarding all non-accrual loans, including loans in forbearance, loans which are 90 days or more delinquent but on which the Company is accruing interest and other real estate owned at the dates indicated. If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $37.0 million, as opposed to $30.7 million, which was included in interest income for the year ended December 31, 1998.

                                                                        December 31,
                                              ---------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                              -------       -------       -------       -------       -------
                                                                    (Dollars in millions)
Non-accrual mortgage loans                    $ 285.1       $ 355.0       $ 356.0       $ 402.1       $ 391.9
Non-accrual other loans (1)                       0.1           0.1           0.1            --            --
Other loans 90 days or more delinquent
and still accruing                                1.2            --            --            --           0.3
                                              -------       -------       -------       -------       -------
          Total non-performing loans (2)        286.4         355.1         356.1         402.1         392.2
                                              -------       -------       -------       -------       -------
Other real estate owned, net (3)                 11.2          24.0          28.6          29.2          54.0
                                              -------       -------       -------       -------       -------
          Total non-performing assets         $ 297.6       $ 379.1       $ 384.7       $ 431.3       $ 446.2
                                              =======       =======       =======       =======       =======
Non-performing loans to total loans
   held for investment                           3.03%         3.97%         4.78%         6.68%         6.80%

Non-performing assets to total assets            2.12%         2.90%         2.89%         2.94%         6.42%

----------
(1) Excluding certain other loans delinquent 90 days or more, such as guaranteed student loans, on which principal and interest are guaranteed by the U.S. government and certain other loans on which delinquent principal and interest may be deducted from the borrower's deposit account balances.

(2) As of December 31, 1998, non-accrual loans included 2,026 one-to four-family loans, with an aggregate balance of $225.1 million, 290 multi-family loans with an aggregate balance of $33.4 million, 205 commercial real estate loans with an aggregate balance of $26.0 million, 117 other loans with an aggregate balance of $0.1 million and 27 home equity loans with an aggregate balance of $1.7 million.

(3) Net of related valuation allowance of $0.3 million, $0.9 million, $1.3 million, $2.2 million, and $5.1 million for foreclosed real estate at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

      At December 31, 1998, the Company's net other real estate owned totaled $11.2 million and was held directly by the Company and by subsidiaries of the Company which were formed for the purpose of holding and maintaining certain other real estate. See -"Subsidiary Activities." At such date, the aggregate gross value of other real estate owned was comprised of 99 one-to four-family properties with an aggregate carrying value of $7.8 million, 17 multi-family properties with an aggregate carrying value of $1.7 million and 17 commercial real estate properties with an aggregate carrying value of $2.0 million. The Company or an independent inspector generally conducts monthly external inspections on all properties securing loans in foreclosure and generally conducts external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Company will charge off any loan principal that it deems necessary. The Company or an independent inspector conducts periodic inspections of its foreclosed real estate and periodically adjusts its valuation allowance for possible declines in the value of other real estate owned. The Company's valuation allowance for other real estate owned at December 31, 1998 totaled $0.3 million, or 2.6% of the aggregate gross value of other real estate owned. The Company is currently offering for sale substantially all real estate owned as a result of foreclosure, through brokers and through its own personnel.

      The Company's policies permit the financing of the sale of its foreclosed real estate on substantially the same terms applicable to its other real estate mortgage loans with the exception that the Company may loan up to 85% of the lesser of the appraised value or sales price of the foreclosed property.

Allowance for Possible Loan Losses

      The Company has set forth a policy for establishment and review of the adequacy of the allowance for loan losses. The policy requires management to provide for estimated future costs related to problem loans. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company's lending areas.

      The following table sets forth the Company's allowance for possible loan losses at the dates and for the periods indicated. The balances below represent general loan loss reserves and are not allocable to specific loans in the Company's portfolio.

                                                                              Year Ended December 31,
                                                    ---------------------------------------------------------------------------
                                                      1998            1997            1996            1995               1994
                                                    --------        --------        --------        --------           --------
                                                                               (Dollars in millions)
Balance at beginning of period                      $  109.0        $  105.0        $  105.5        $  103.0           $  147.0

Provisions charged to income                            13.8            18.9            15.7             9.5               32.3
Transfer from allowance for loans
  held for sale                                           --              --              --              --               11.6
Loans charged-off:
  Mortgage loans held for investment                    (1.9)           (4.4)           (4.7)           (5.3)             (15.3)
  Other loans                                           (1.0)           (0.3)           (0.2)             --                 --
  Mortgage loans held for sale                            --              --              --              --               (4.9)
  Bulk sale charge-off of
    non-performing loans                                  --              --              --              --              (56.1)(2)
  Net loan foreclosure costs                            (7.7)          (11.3)          (12.6)          (10.2)             (16.8)
                                                    --------        --------        --------        --------           --------
Total charge-offs                                      (10.6)          (16.0)          (17.5)          (15.5)             (93.1)
Recoveries                                               0.8             1.1             1.3             8.5(1)             5.2
                                                    --------        --------        --------        --------           --------
Balance at end of period                            $  113.0        $  109.0        $  105.0        $  105.5           $  103.0
                                                    ========        ========        ========        ========           ========
Ratio of net charge-offs during the
  period to average loans outstanding
  during the period                                     0.11%           0.18%           0.25%           0.12%(1)           1.54%(2)
Ratio of allowance for possible loan
  losses to total loans held for investment at
  the end of the period                                 1.20%           1.22%           1.41%           1.75%              1.79%
Ratio of allowance for possible loan
  losses to total non-performing loans at
  the end of the period                                39.63%          30.70%          29.48%          26.24%             26.26%

(1) Includes a $6.1 million recovery of 1994's bulk sale charge-off. Excluding the effect of this recovery, the ratio of net charge-offs during the period to average loans during the period was 0.22%.

(2) Excluding the bulk sale charge-off of non-performing loans, the ratio of net charge-offs during the period to average loans during the period was 0.56%.

The following table sets forth the Company's allocation of the allowance for possible loan losses by loan category and the percent of loans in each category to total loans held for investment at December 31, 1998, 1997, 1996, 1995, and 1994. The entire allowance for possible loan losses is a general valuation allowance applicable to the entire loan portfolio, and the portion of the allowance for possible loan losses allocated to each loan category has been estimated for presentation purposes and does not represent a limitation on the total allowance available to each loan category.

                                                                         December 31,
                          ----------------------------------------------------------------------------------------------------------
                                  1998                 1997                  1996                  1995                 1994
                          --------------------  -------------------  --------------------  --------------------  -------------------

                                  Percentage            Percentage            Percentage            Percentage           Percentage
                                  of Loans in           of Loans in           of Loans in           of Loans in          of Loans in
                                  Category to           Category to           Category to           Category to          Category to
                          Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans  Amount  Total Loans
                          ------  -----------   ------  -----------   ------  -----------   ------  -----------  ------  -----------
                                                                      (Dollars in millions)
Loan Category:
Mortgage loans:
One-to four family        $ 86.3      85.3%     $ 81.9      86.0%     $ 75.5      85.9%     $ 72.5      85.2%    $ 66.5      85.7%
Multi-family residential    12.9       6.3        12.8       7.0        16.0       7.3        18.2       7.9       19.8       7.9
Commercial                  11.4       6.1        13.2       6.0        13.2       6.3        14.6       6.3       16.4       6.1
Home equity loans
from lines of credit         1.4       0.9         1.1       0.7         0.3       0.2         0.2       0.1        0.3       0.2
Other loans                  1.0       1.4          --       0.3          --       0.3          --       0.5         --       0.1
                          ------    ------      ------    ------      ------    ------      ------    ------     ------    ------
     Total allowance for
     possible loan
     losses               $113.0     100.0%     $109.0     100.0%     $105.0     100.0%     $105.5     100.0%    $103.0     100.0%
                          ======    ======      ======    ======      ======    ======      ======    ======     ======    ======

Consumer Banking Activities

      The Consumer Branch Network ("Branch Network") consists of 73 full-service banking offices with 95 automated teller machines. The Branch Network operates 29 branches in Long Island, 40 branches in New York City, and 4 branches in Westchester County in New York. In addition to its branch system, the Bank's deposit gathering network includes its telephone banking system. The Branch Network also offers a variety of financial services to meet the needs of the communities it serves. Among the services offered are traditional time, savings and checking accounts, annuity products, mutual funds, mortgages, home equity loans, credit cards, Savings Bank Life Insurance, safe deposit services, student loans, installment loans and automatic payroll and Social Security deposit programs.

Competition

      The Company faces significant competition both in making loans and in attracting deposits. The New York City metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from savings banks, commercial banks, savings and loan associations, mortgage banking companies and credit unions. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

      GreenPoint Mortgage's focus on-one to-four family residential lending and No Doc loans has allowed it to develop a significant market presence in the one-to four-family residential loan market. However, strong competition is emerging in the no/low doc market, bringing increased pressure on interest rates charged and net income realized from this niche business. As demand for these products increases and more companies begin to compete in this market niche, investor interest for these products will grow, creating the possibility of reduced margins and profitability from execution. In particular, FNMA and Freddie Mac ("FHLMC") are both showing increased interest in targeting the no-low doc market niche. Additionally, boundaries continue to erode over the differences between No Doc and Low Doc products in the mortgage market, as well as within the spectrum of credit risk assumed by these companies. This will result in increased competition from companies offering alternative products to borrowers who previously had only limited opportunities for the extension of mortgage credit. Due to these factors, no assurance can be given that the Company will be able to retain its market share and profitability.

      GreenPoint Credit is directly influenced by consumer demand for new financing and refinancing of manufactured and modular homes. This demand is driven by several variables, including regional market trends, economic conditions, individual preferences and market demographics. GreenPoint Credit's competition is comprised of a variety of regional and national lending institutions. Finance companies, banks and credit unions are consistently the primary competitors. Recently, consolidation has taken place in the retail sector, dominated mainly by vertically-integrated manufacturers. This consolidation could affect the competitive environment.

      GreenPoint Credit's major form of loan origination consists of competitive interest rates and flexible financing programs, outstanding service to retailers and customers, as well as timely credit reviews and decisions. Interest rates are a key component to overall profitability.

      As with traditional, site-built homes, sales of manufactured and modular homes are subject to seasonal peaks and declines. Sales peak during the spring and summer months, and decline during fall and winter. Home sales involving land improvement and/or construction are particularly vulnerable in geographic areas with inclement winters. To increase home sales during seasonal declines, GreenPoint Credit frequently offers special incentive and/or loan programs to retailers and customers.

      The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by GreenPoint on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), legislative tax policies and governmental budgetary matters.

Market Risk Management

      Interest rate risk arises in the ordinary course of the Company's business, as the repricing characteristics of its loans do not necessarily match those of its deposit liabilities. The resulting interest rate risk is managed by careful attention to the mix of asset maturities and deposit offerings and by adjustments to the Company's investment portfolio and the use of off balance sheet instruments such as interest rate swaps. The investment strategies are designed and implemented (within policies and limits approved by the Board of Directors) by the Asset and Liability Management Committee, ("ALCO") comprised of the Chief Executive Officer, the Chief Operating Officer and other Senior Management Officers. Refer to the Company's Annual Report to Stockholders for Fiscal Year ended December 31, 1998, pages 13-16.

      The Bank entered into interest rate swap contracts to manage interest rate risk. The notional amounts of these contracts approximate $1.40 billion and $475 million at December 31, 1998 and 1997, respectively. The contracts outstanding at December 31, 1998 have an average term of approximately 4 years. Under the terms of the contracts outstanding at December 31, 1998, the Bank pays an average fixed rate of 5.96% and receives an average variable rate of 5.32% on the swaps hedging the fixed rate loan portfolio.

Liquidity Management

      Liquidity management involves planning to meet anticipated funding needs at a reasonable cost, as well as contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity management is governed by policies formulated and monitored by ALCO, which take into account the marketability of assets, the sources and stability of funding, and the level of unfunded commitments.

      Long-term liquidity needs are provided by a large core deposit base, which is the most stable source of liquidity a bank can have, due to the long-term relationship with depositors and the deposit insurance provided by the FDIC.

Securities Investment Activities

      The Board of Directors sets the securities investment policies of the Company and the Bank. These policies contain guidelines and limits regarding the credit quality, liquidity and market risk of the securities portfolios.

      The Company's investment policy permits investments in various types of marketable investments including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, corporate debt securities, money market instruments, commercial paper and municipal obligations.

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

      The Company designates securities as held to maturity, available for sale, or held for trading purposes. Securities held for indefinite periods of time for use in asset/liability management are classified as available for sale and are carried at fair value with unrealized gains or losses excluded from earnings and reported in accumulated other comprehensive income as a separate component of stockholders' equity, net of tax. Securities held for trading purposes are carried at fair value with market revaluations recognized as realized gains and losses included in non-interest income.

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

                                                                                December 31,
                                                 --------------------------------------------------------------------------
                                                          1998                      1997                      1996
                                                 ----------------------    ----------------------    ----------------------
                                                 Amortized        Fair     Amortized        Fair     Amortized        Fair
                                                    Cost         Value        Cost         Value        Cost         Value
                                                 ---------     --------    ---------     --------    ---------     --------
                                                                              (Dollars in millions)
Money market investments (1)                      $  924.2     $  924.2     $1,060.0     $1,060.0     $  494.1     $  494.1
                                                  ========     ========     ========     ========     ========     ========
Securities:
Securities available for sale:
U.S. Government and Federal agency
obligations:
   U.S. Treasury notes/bills                      $     --     $     --     $  700.6     $  695.8     $1,944.3     $1,928.4

   Agency notes/Asset-backed
     securities                                      260.5        260.3        125.9        125.8         66.4         66.4
Mortgage-backed securities                           561.0        566.4        780.6        779.6      1,881.0      1,857.9

Collateralized mortgage obligations                  206.2        209.6        113.9        114.4         32.4         32.4

Trust certificates collateralized by
     GNMA securities                                  26.6         26.5        124.5        123.6        409.8        406.5
Corporate asset-backed securities                     25.0         24.9         25.0         25.0           --           --
Corporate bonds                                       24.3         24.2           --           --           --           --
Commercial paper                                     145.7        145.7        113.5        113.5           --           --
Other                                                 80.0         80.0         30.0         30.0         63.9         63.8
                                                  --------     --------     --------     --------     --------     --------
          Total securities available for sale     $1,329.3     $1,337.6     $2,014.0     $2,007.7     $4,397.8     $4,355.4
                                                  ========     ========     ========     ========     ========     ========

Securities held to maturity:
Tax-exempt municipals                             $    0.6     $    0.6     $    0.6     $    0.6     $    0.6     $    0.6
Financial                                              2.7          2.7          3.4          3.4          3.4          3.4
                                                  --------     --------     --------     --------     --------     --------
          Total securities held to maturity       $    3.3     $    3.3     $    4.0     $    4.0     $    4.0     $    4.0
                                                  ========     ========     ========     ========     ========     ========
Trading assets                                    $     --     $     --     $   25.0     $   25.0     $     --     $     --
                                                  ========     ========     ========     ========     ========     ========

(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

The table below sets forth certain information regarding the amortized costs, weighted average yields and maturities of the Company's money market investments, securities available for sale and held to maturity, and trading assets at December 31, 1998. There were no securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1998.

                                                                       December 31, 1998
                                  --------------------------------------------------------------------------------------------------
                                    One Year or Less         One to Five Years        Five to Ten Years       More than Ten Years
                                  ---------------------    ---------------------   ----------------------    ---------------------
                                               Weighted                 Weighted                 Weighted                 Weighted
                                  Amortized    Average     Amortized    Average     Amortized    Average     Amortized    Average
                                    Cost        Yield        Cost        Yield        Cost        Yield        Cost        Yield
                                  ---------    --------    ---------    --------    ---------    --------    ---------    --------
                                                                      (Dollars in millions)
Money market investments (1)       $ 924.2        6.16%     $    --          --%     $    --          --%     $    --          --%
Securities available for sale:
   Agency notes/Asset-
      backed securities            $ 150.0        5.10%     $  84.9        5.79%     $  25.6        5.18%     $    --          --%
   Mortgage-backed securities           --          --         60.5        5.64         29.8        6.17        470.7        6.39
   Collateralized mortgage
     obligations                        --          --        147.5        6.12         24.7        6.18         34.0        5.98
   Trust certificates
     collateralized by
     GNMA securities                    --          --           --          --         26.6        5.84           --          --
   Corporate asset- backed
     securities                         --          --         25.0        5.43           --          --           --          --
   Corporate bonds                      --          --           --          --           --          --         24.3        6.10
   Commercial  paper                 145.7        5.69           --          --           --          --           --          --
   Other (2)                            --          --           --          --           --          --         80.0        4.27
                                  --------                 --------                 --------                 --------
      Total securities
        available for sale         $ 295.7        5.39%     $ 317.9        5.89%     $ 106.7        5.85%     $ 609.0        6.08%
                                  ========                 ========                 ========                 ========
Securities held to maturity:
    Tax exempt municipals          $    --         -- %     $    --          --%     $   0.6        7.45%     $    --          --%
    Financial                          2.0        8.30           --          --           --          --          0.7        8.30
                                  --------                 --------                 --------                 --------
      Total securities
        held to maturity           $   2.0        8.30%     $    --          --%     $   0.6        7.45%     $   0.7        8.30%
                                  ========                 ========                 ========                 ========

                                                Total Securities
                                  --------------------------------------------
                                   Average
                                  Remaining                           Weighted
                                  Years to    Amortized      Fair     Average
                                  Maturity      Cost        Value      Yield
                                  ---------   ---------   --------    --------
                                             (Dollars in millions)
Money market investments (1)            --    $  924.2    $  924.2        6.16%
Securities available for sale:
   Agency notes/Asset-
      backed securities               1.88    $  260.5    $  260.3        5.33%
   Mortgage-backed securities        12.31       561.0       566.4        6.30
   Collateralized mortgage
     obligations                      6.71       206.2       209.6        6.10
   Trust certificates
     collateralized by
     GNMA securities                  6.80        26.6        26.5        5.84
   Corporate asset- backed
     securities                       4.40        25.0        24.9        5.43
   Corporate bonds                   28.56        24.3        24.2        6.10
   Commercial  paper                  0.04       145.7       145.7        5.69
   Other (2)                            --        80.0        80.0        4.27
                                              --------    --------
      Total securities
        available for sale            7.35    $1,329.3    $1,337.6        5.86%
                                              ========    ========
Securities held to maturity:
    Tax exempt municipals             9.47    $    0.6    $    0.6        7.45%
    Financial                         7.62         2.7         2.7        8.30
                                              --------    --------
      Total securities
        held to maturity              7.94    $    3.3    $    3.3        8.15%
                                              ========    ========

(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

(2)   Consists primarily of U.S. Agency preferred stock with no stated maturity.

      During the year ended December 31, 1998, the Company sold available for sale securities aggregating $1.0 billion, resulting in gross realized gains of $3.7 million and gross realized losses of $1.1 million.

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

Sources of Funds

      General. Deposits, proceeds from loan sales and securitizations, payments on loans and mortgage-backed securities, and maturities and redemptions of investment securities are the primary sources of the Company's funds for lending, investing and other general purposes. Additionally, the Company supplemented its funding sources by obtaining investment grade credit ratings from four credit rating agencies. This has allowed the Company to access the wholesale funding markets, as the Company may issue debt instruments.

      Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of various types of savings, N.O.W., non-interest bearing checking, money market and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas served by its Branch Network. Management determines the Bank's deposit rates based upon market conditions and local competition. The Bank relies primarily on competitive rates of interest, offering promotional rates, marketing and long-standing relationships with customers to attract and retain deposits. Certificates of deposit accounts in excess of $100,000 are not actively solicited by the Bank.

      Long Term Debt. In July 1997, the Company published an Offering Circular under Regulation D authorizing it to issue up to $3 billion of Senior and Subordinated Bank Notes ("Notes"). Of this allowable capacity, the Company has, thus far, issued $200 million of 6.70% Senior Notes maturing July 15, 2002. Interest expense attributed to these Notes for the years ended December 31, 1998 and 1997 was $13.9 million and $6.4 million, respectively.

      Guaranteed Preferred Beneficial Interest in Company's Junior Subordinated Debentures. In June 1997, GreenPoint Capital Trust I, a Delaware statutory business trust owned by the Company, issued $200 million of 9.10% Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures ("Capital Securities"). The Junior Subordinated Debentures mature on June 1, 2027. Interest expense attributable to these Capital Securities was $18.3 million and $10.7 million for the years ended December 31, 1998 and 1997, respectively.

      At December 31, 1998, the Company had outstanding $819.4 million in certificates of deposit in amounts of $100,000 or more, maturing as follows:

                                                                  Weighted
                                                       Amount   Average Rate
                                                       ------   ------------
                                                     (Dollars in millions)
      Maturity Period:

      Three months or less ......................      $130.0        5.18%
      Over three through six months .............       164.4        5.32
      Over six through twelve months ............       436.1        5.29
      Over twelve months ........................        88.9        5.63
                                                       ------
            Total ...............................      $819.4        5.32%
                                                       ======

      The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of period end balances instead of average balances results in any material differences to the information presented.

                                                                                        December 31,
                                                     -------------------------------------------------------------------------------
                                                                     1998                                      1997
                                                     -------------------------------------------------------------------------------
                                                                                  Weighted                                 Weighted
                                                                   Percent         Average                   Percent        Average
                                                                   of Total        Nominal                   of Total       Nominal
                                                      Amount       Deposits         Rate         Amount      Deposits        Rate
                                                     --------      --------       --------      --------     --------      --------
                                                                                  (Dollars in millions)
Account type:
Savings and club                                     $1,551.9         13.89%          2.17%     $1,739.4        15.85%         2.43%
N.O.W. and checking                                     539.9          4.83           0.99         533.9         4.87          1.24
Variable rate savings                                 1,804.5         16.15           3.26       1,702.1        15.51          3.37
Money market                                            524.2          4.69           3.20         478.4         4.36          3.25
                                                    ---------        ------                    ---------       ------
             Total                                    4,420.5         39.56           2.55       4,453.8        40.59          2.68
                                                    ---------        ------                    ---------       ------
Term certificates of deposit:
   Certificates of deposit over $100,000                819.4          7.33           5.32         723.7         6.59          5.51
   Certificates of deposit less than $100,000
      with original maturities of:
          Six months or less                            343.7          3.08           4.97         222.5         2.03          4.44
          Six to 12 months                            2,074.6         18.57           4.93       1,243.9        11.33          4.84
          12 to 30 months                             1,722.8         15.42           5.28       2,054.9        18.73          5.64
          30 to 48 months                               155.3          1.39           5.79         334.3         3.05          6.25
          48 to 72 months                               459.1          4.11           6.02         683.9         6.23          5.51
          72 to 84 months                                75.8          0.68           6.28          75.3         0.69          6.40
   IRA and Keoghs less than 3 years                   1,101.9          9.86           4.99       1,180.7        10.76          5.21
                                                    ---------        ------                    ---------       ------
              Total term certificates of deposit      6,752.6         60.44           5.19       6,519.2        59.41          5.38
                                                    ---------        ------                    ---------       ------
              Total deposits                        $11,173.1        100.00%          4.14%    $10,973.0       100.00%         4.28%
                                                    =========        ======                    =========       ======

                                                                     December 31,
                                                        -------------------------------------
                                                                         1996
                                                        -------------------------------------
                                                                                     Weighted
                                                                      Percent         Average
                                                                      of Total        Nominal
                                                         Amount       Deposits         Rate
                                                        --------      --------       --------
                                                                  (Dollars in millions)
Account type:
Savings and club                                        $1,901.7         16.60%          2.77%
N.O.W. and checking                                        524.2          4.58           1.86
Variable rate savings                                    1,853.7         16.19           3.36
Money market                                               561.3          4.90           3.25
                                                        --------      --------
             Total                                       4,840.9         42.27           2.88
                                                        --------      --------
Term certificates of deposit:
   Certificates of deposit over $100,000                   687.8          6.01           5.29
   Certificates of deposit less than $100,000 with
      original maturities of:
          Six months or less                               227.1          1.98           3.83
          Six to 12 months                               1,811.2         15.82           4.63
          12 to 30 months                                1,702.1         14.86           5.44
          30 to 48 months                                  258.9          2.26           6.26
          48 to 72 months                                  695.6          6.07           5.88
          72 to 84 months                                   72.0          0.63           6.56
   IRA and Keoghs less than 3 years                      1,156.7         10.10           5.08
                                                        --------      --------
              Total term certificates of deposit         6,611.4         57.73           5.17
                                                        --------      --------
              Total deposits                            $11,452.3       100.00%          4.21%
                                                        ========      ========

      The following table presents, by various rate categories, the amount of certificates of deposit outstanding at the dates indicated.

                                          December 31,                          Maturities at December 31, 1998
                             ------------------------------------      --------------------------------------------------
                                                                        Within       One to
                               1998          1997          1996        One Year    Three Years    Thereafter      Total
                             --------      --------      --------      --------    -----------    ----------      -----
                                                                    (In millions)
Certificates of deposit
   accounts:
3.99% or less                $1,008.9      $1,064.4      $1,237.3      $  913.8      $   95.1      $     --      $1,008.9
4.00% to 4.99%                  963.0         343.6       1,149.5         793.9         158.1          11.0         963.0
5.00% to 5.99%                4,234.2       4,300.9       3,166.9       3,850.6         342.0          41.6       4,234.2
6.00% to 6.99%                  514.8         664.3         751.5         210.0         290.4          14.4         514.8
7.00% to 7.99%                   28.9         141.2         297.2           1.2          27.7            --          28.9
8.00% to 8.99%                    2.1           3.8           8.1           1.2           0.9            --           2.1
9.00% or greater                  0.7           1.0           0.9           0.7            --            --           0.7
                             --------      --------      --------      --------      --------      --------      --------
        Total                $6,752.6      $6,519.2      $6,611.4      $5,771.4      $  914.2      $   67.0      $6,752.6
                             ========      ========      ========      ========      ========      ========      ========

Subsidiary Activities

      The Company has formed three subsidiaries:

      GreenPoint Bank. The Bank was organized in 1868 as a New York State chartered mutual savings bank. On January 28, 1994, the Bank converted from the mutual to the stock form of ownership, and 100% of its outstanding shares were acquired by the Company. The Bank is the principal subsidiary of the Company.

      GreenPoint Community Development Corp. This for-profit community development subsidiary was incorporated in 1993. The subsidiary offers lending programs, development opportunities and assistance, consulting and other activities which promote the objective of greater access to affordable housing for low-and moderate-income persons residing in the New York metropolitan area. GreenPoint Community Development Corp. is a subsidiary of the Company.

      GreenPoint Capital Trust I. This subsidiary was incorporated on June 3, 1997. The subsidiary issued $200 million of Capital Securities, the proceeds of which were used for general corporate purposes, including the repurchase of stock and financing growth.

      As of December 31, 1998 the Bank has formed thirteen subsidiaries:

      GreenPoint Mortgage Corp. This subsidiary was incorporated on October 12, 1994 and began operations in the first quarter of 1995. On July 7, 1995, GreenPoint Mortgage acquired the wholesale residential mortgage lending business of BarclaysAmerican/Mortgage Corp. ("BAM"). On April 30, 1997, the Company purchased the Columbus, Georgia mortgage servicing operations of Citizens Financial Group. GreenPoint Mortgage's activities consist of the origination, sale and servicing of mortgage loans.

      GreenPoint Credit Corp. This subsidiary was incorporated on May 4, 1998 and began operations in the fourth quarter of 1998. GreenPoint Credit was formed for the purpose of acquiring the assets of BankAmerica Housing Services, a division of Bank of America, FSB. This acquisition was consummated on September 30, 1998. GreenPoint Credit's activities consist of the origination, sale and servicing of manufactured housing loans. In Mississippi and Minnesota, GreenPoint Credit conducts activities through its wholly owned subsidiaries, GreenPoint Credit Corp. of Mississippi (incorporated on September 4, 1998), and GreenPoint Credit Corp. of Minnesota (incorporated on September 14, 1998).

      GreenPoint Agency, Inc. This subsidiary was incorporated on June 30, 1998 as an insurance agency. GreenPoint Agency acts as an agent in connection with the sale of forced placed property insurance and standard property and casualty insurance.

      GreenPoint Insurance Corp. This subsidiary was incorporated on September 10, 1998 as an insurance underwriting and reinsurance subsidiary. GreenPoint Insurance's activities include the reinsurance of life and disability insurance risks.

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

      75 Route 25A Realty Corp. This subsidiary was incorporated on June 7, 1996, as a real estate investment subsidiary. This subsidiary was dissolved on December 9, 1998.

      GreenPoint Corporate Owned Life Insurance. This subsidiary was incorporated on July 25, 1996, as an insurance trust established for the purpose of purchasing corporate life insurance policies for the officers of the Company.

      Other Real Estate Subsidiaries. The Bank has formed five wholly-owned subsidiary corporations, all of which are incorporated under the laws of the State of New York, for the purpose of holding and maintaining certain properties acquired by the Bank as a result of foreclosure proceedings or deeds in lieu thereof. As of December 31, 1998, four of these subsidiaries were active. The Bank attempts to limit the carrying value of property held by any one subsidiary to approximately $5 million. Accordingly, in the event the Bank acquires additional properties through foreclosure or deeds in lieu thereof, the Bank may form additional subsidiaries for the purpose of holding and maintaining such properties. The properties selected by the Bank to be held in its subsidiaries generally consist of multi-family properties with five units or more, commercial properties and one-to four-family properties which have been identified by the Bank as having attributes which may subject the Bank to liabilities beyond those normally associated with its other real estate such as properties which are not in compliance with building codes or properties with potential environmental problems. Descriptions of the Bank's subsidiaries are set forth below:

      Neerg Corp. This subsidiary was formed in January 1990 and currently holds 7 properties having an aggregate carrying value of $0.7 million and an aggregate appraised value of $1.5 million, as of December 31, 1998, based on the Company's most recent appraisals.

      298 15th Street Realty Corp. This subsidiary was formed in January 1993 and currently holds 5 properties having an aggregate carrying value of $0.5 million and an aggregate appraised value of $1.0 million as of December 31, 1998, based on the Company's most recent appraisals.

      Neerg Second Corp. This subsidiary was formed in June 1993 and currently holds 5 properties having an aggregate carrying value of $0.5 million and an aggregate appraised value of $1.0 million, as of December 31, 1998, based on the Company's most recent appraisals.

      Alpha REO Corporation. This subsidiary was formed in March 1994 and currently holds 7 properties having an aggregate carrying value of $0.7 million and an aggregate appraised value of $1.5 million, as of December 31, 1998, based on the Company's most recent appraisals.

      Beta REO Corp. This subsidiary was formed in June 1994 and currently holds no properties.

Savings Bank Life Insurance

      As an issuing company, the Company offers Savings Bank Life Insurance ("SBLI") through its SBLI department. The SBLI Department's activities are segregated from the Company and, while they do not materially affect the Company's earnings, management believes that offering SBLI is beneficial to the Company's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Company for expenses incurred on its behalf.

Personnel

      As of December 31, 1998, the Company had 3,188 full-time employees and 208 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

      Bad Debt Reserves. For tax years prior to 1996, under the Internal Revenue Code a special bad debt deduction for additions to the tax bad debt reserve was allowed. Recently enacted federal legislation eliminated this reserve method. For tax years beginning after December 31, 1995, the Bank is only permitted to take federal deductions for bad debts on the basis of actual loan charge-off activity (specific charge-offs). This legislation also requires that the Bank recapture into taxable income the portion of existing tax bad debt reserve created in tax years beginning after December 31, 1987 over a six-year period. The amount of such reserve subject to recapture at December 31, 1998 is approximately $1.7 million.

      Provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank is permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Bank's loss history ("Experience Method") or a statutory percentage equal to 32% of the Bank's New York State or City taxable income ("Percentage Method"). The Bank used the percentage method for 1997 and expects to use the percentage method for 1998.

      Taxable Distributions and Recapture. Under prior federal law, tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter. Management has no intention of taking such actions.

      At December 31, 1998, the Bank's total federal pre-1988 reserve was approximately $140 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

      The Bank also maintains a state and local tax reserve for qualifying loans in excess of the federal reserve for which no state and local tax has been provided. The amount of the Bank's state and city tax reserve for qualifying loans in excess of the federal reserve balance as of December 31, 1998 was approximately $303 million and $305 million, respectively. In the event the Bank were to allow "qualifying assets" to fall below 60% of total assets or otherwise fail definitional tests, the Bank would no longer be subject to the New York State and City reserve method of computing bad debt deductions as described above. As a result, the Bank would record a charge relating to this balance of the then existing state and city tax reserves. Future bad debt deductions would be based on a "5 year experience" method which is closely reflective of financial statement loan charge-off activity. Management is not contemplating any actions that would cause recapture of the qualifying reserves into taxable income.

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

      A temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this district and is subject to this surcharge. For the tax year ended December 31, 1998, the surcharge rate is 17% of the state franchise tax liability. New York City does not impose surcharges applicable to the Company.

      The Company is being audited by the New York State Department of Taxation and Finance for the tax years 1995 through 1997 and the New York City Department of Finance for the tax years 1992, 1993 and 1996. Management of the Company believes that any actions taken by the taxing authorities will not materially affect the financial condition and results of operations of the Company.

      Multi State Taxation. Generally, GreenPoint Mortgage and GreenPoint Credit are subject to tax in a state on the basis of income generating activities occurring within that state. Generally, state taxes are imposed on allocated income, average assets or a nominal minimum tax. For the tax year ended December 31, 1998, GreenPoint Mortgage and GreenPoint Credit are expected to file returns in most states using the allocated income alternative.

      Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000.

Bank Regulation and Supervision

      The following discussion sets forth certain of the material elements of the regulatory framework applicable to GreenPoint and its subsidiaries. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to GreenPoint or its subsidiaries may have a material effect on the business of GreenPoint.

      General. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), GreenPoint is subject to examination and supervision by the FRB. Under the BHCA, bank holding companies generally may not acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the FRB's prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the FRB to be closely related to banking.

      Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit issued on behalf of, the bank holding company or its non-bank subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, federal laws and regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to certain officers, directors and principal shareholders of GreenPoint, certain of its subsidiaries and related interests of such persons.

      In addition, if GreenPoint were to acquire another bank or bank holding company, it could become subject to the bank holding company regulations promulgated under New York State Banking Law ("State Banking Laws"). GreenPoint is not currently subject to the bank holding company regulations of State Banking Laws because a company such as GreenPoint that controls only one banking institution is not deemed to be a bank holding company under State Banking Laws.

However, the Bank is subject to other State Banking Laws and to extensive regulation by the Banking Department, as its chartering agency, and by the Federal Deposit Insurance Corporation (the "FDIC"), as its deposit insurer. The Bank is also subject to regulation by the FRB. GreenPoint and its subsidiaries also are affected by the fiscal and monetary policies of the federal government and the FRB, and by various other governmental requirements and regulations.

      Liability for Bank Subsidiaries. Under current FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each such subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

      Similarly, any depository institution insured by the FDIC, including the Bank, can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Also, if such a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

      Capital Requirements. GreenPoint is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FDIC, the Office of Thrift Supervision and the Office of the Comptroller of the Currency on the depository institutions within their respective jurisdictions. For this purpose, a depository institution's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution's or holding company's capital, in turn, is divided into two tiers: core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and a limited amount of cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

      GreenPoint, like other bank holding companies, currently is required to maintain Tier 1 and "total capital" (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 1998, GreenPoint met both requirements, with Tier 1 and total capital equal to 12.16% and 13.41% of its total risk-weighted assets.

      The FRB, the FDIC and the Banking Department have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements of the FRB and the FDIC, incorporating market risk, became effective January 1, 1998. Under the new market risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

      The FRB also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 1998, GreenPoint's leverage ratio was 7.58%.

      The FRB may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

      The Bank is subject to similar risk-based and leverage capital requirements adopted by the FDIC. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 1998. The Bank has not been advised by any federal banking agency or by the Banking Department of any specific minimum leverage ratio requirement applicable to it.

      Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described under "- FDICIA."

FDICIA. FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements, based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is "well capitalized," it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan.

      As of December 31, 1998, GreenPoint Bank was "well capitalized," based on the "prompt corrective action" ratios and guidelines described above. It should be noted, however, that the Bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

      Dividend Restrictions. State Banking Laws impose certain restrictions on the payment of dividends by the Bank to GreenPoint, including a provision that, without regulatory approval, the Bank cannot declare and pay dividends in any calendar year in excess of its net profits, as defined by the State Banking Laws, for that year combined with its retained net profits, as defined by the State Banking Laws, of the two preceding years, less any required transfer to surplus. Likewise, the approval of the FDIC is required for any dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits, as defined by the FDIC, for such year combined with its retained net profits, as defined by the FDIC, for the preceding two years. In addition, GreenPoint may not pay a dividend in an amount greater than its net profits then on hand. At December 31, 1998, $131.3 million of the total stockholders' equity of the Bank was available for payment of dividends to GreenPoint without approval by the applicable regulatory authority.

      In addition, federal bank regulatory authorities have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute such an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

      Deposit Insurance Assessments. The deposits of the Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund ("SAIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (i) the bank's capitalization and (ii) supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

      Due to the Bank's current risk-based assessment, as of January 1, 1999, the annual insurance premiums on bank deposits insured by the BIF (approximately 75% of the Bank's deposits) and the SAIF (approximately 25% of the Bank's deposits) were both zero.

      The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on depository institutions with respect to BIF- and SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessment rates as of January 1, 1999 were $0.0122 per $100 annually for BIF-assessable deposits and $0.061 per $100 annually for SAIF-assessable deposits.

      Depositor Preference Statute. Federal legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the "liquidation or other resolution" of the institution by any receiver.

      Brokered Deposits. Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or
(ii) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (b) offering "pass through" deposit insurance on certain employee benefit plan accounts subject to certain exceptions.

      Interstate Banking And Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), subject to certain concentration limits and other requirements, (i) bank holding companies such as GreenPoint are permitted to acquire banks and bank holding companies located in any state; (ii) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that holding company; and (iii) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states; provided that, in the case of any such purchase or opening of individual branches, the host state has adopted legislation "opting in" to those provisions of Riegle-Neal; and provided that, in the case of a merger with a bank located in another state, the host state has not adopted legislation "opting out" of that provision of Riegle-Neal. GreenPoint could use Riegle-Neal to acquire banks in additional states.

ITEM 2. PROPERTIES

      The Company's executive office is located at 90 Park Avenue, New York, New York. This location contains approximately 41.1 thousand square feet of commercial office space, located on the 4th floor, which the Company leases. The Company also has an operating center at 1981 Marcus Avenue, Lake Success, New York. This location contains approximately 105.3 thousand square feet of commercial office space, which the Company leases. In addition, GreenPoint Mortgage leases an operating center in Charlotte, North Carolina at 5032 Parkway Plaza Boulevard which contains 40.6 thousand square feet. GreenPoint Mortgage also leases 21.3 thousand square feet of commercial office space at 15720 John Delaney Drive in Charlotte, North Carolina. The Company's servicing operations center is located in Columbus, Georgia. In Columbus, GreenPoint Mortgage owns the property at 2300 Brookstone Boulevard, which contains 34.7 thousand square feet of office space. Also in Columbus is another property which the Company leases, located at 2920 Fourth Avenue. This property contains 15.4 thousand square feet and is used for office and storage space. Additionally, GreenPoint Credit leases 90.0 thousand square feet of office space at 10089 Willow Creek Road, San Diego, California. This location is the headquarters for the manufactured housing operations.

      The Bank operates its consumer banking activities out of 73 branches located throughout the New York metropolitan area.

      GreenPoint Mortgage operates its mortgage lending activities from its Charlotte, North Carolina operating center. Hub offices are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Michigan, New Jersey, Pennsylvania, Texas, Virginia and Washington.

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

No matter was submitted to the Company's shareholders during the quarter ended December 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS

      The following sets forth certain information regarding the individuals who are deemed to be executive officers of the Company.

      Thomas S. Johnson, 58, was Chairman, President and Chief Executive Officer of the Company and of the Bank from August 1993 to October 1997. Since that time, he has been Chairman and Chief Executive Officer of the Company and the Bank. Mr. Johnson previously served as President of both Chemical Bank and Manufacturers Hanover Trust Company. He is a Director of R.R. Donnelley & Sons Company, a printing company, Online Resources & Communications Corporation and Alleghany Corporation, and a trustee of not-for-profit organizations including The Institute of International Education, The Asia Society, The United States Japan Foundation, WNET Channel 13, New York, and Trinity College. A graduate of Trinity, Mr. Johnson received a masters degree in business administration from Harvard University.

      Bharat B. Bhatt, 55, joined the Company in July 1995 and serves as President and Chief Operating Officer of the Company and the Bank. Prior to that he served as Vice Chairman of the Company and the Bank. Prior to joining the Company, Mr. Bhatt was the Chief Financial Officer of Shawmut National Corporation (1992 -1994), Senior Vice President at Mellon Bank (1989-1992) and Vice President at Chemical Bank (1971-1989). Mr. Bhatt holds a Bachelor of Laws and a Bachelor of Commerce degree from the University of Bombay. Mr. Bhatt attended the Management Program at Harvard Business School. Mr. Bhatt is also a member of the Institute of Chartered Accountants.

      Ralph Hall, 49, is Executive Vice President, Mortgage Banking, of the Company and the Bank. Mr. Hall had been General Manager, Chief Operating Officer and Director of General Motors Acceptance Corporation (GMAC) Mortgage from 1992 to 1994; and President, Chief Executive Officer and a Director of GMAC Capital Corp. from 1988 to 1992. Mr. Hall began his mortgage career at Citicorp Mortgage, Inc. from 1986 to 1988; his last position at the company being Vice President of Operations and Product Development. Previously, he was a Senior Consulting Manager with Arthur Andersen & Co. from 1978 to 1986. Ralph Hall served in the United States Marine Corps from 1967 to 1971. Mr. Hall holds a MBA at the University of Houston (1977) and a BS/BA in Accounting and Economics at Southeast Missouri State University (1974).

      S.A. Ibrahim, 47, joined GreenPoint Bank in March 1997 and currently serves as Executive Vice President, Risk Management of the Company and the Bank. Mr. Ibrahim will become Chief Operating Officer of the combined mortgage business of GreenPoint Mortgage and Headlands Mortgage upon completion of the Headlands acquisition. Prior to joining the Bank, Mr. Ibrahim was in charge of International Reengineering at American Express' Travel Related Services Company. Previously, he held various positions at Chemical Banking Corporation, including Chief Executive Officer of the Mortgage Business, Chief of Staff to the Vice Chairman in charge of Consumer Banking and Chief Credit Officer for Consumer Banking. He has also been head of the Credit Card Operations at Crocker Bank and Chief Financial Officer of the Business Services Division at Bank of America. Mr. Ibrahim holds a B.E. in Engineering from Osmania University in Hyderabad, India, and an MBA in Finance from the Wharton School at the University of Pennsylvania.

      Jeffrey R. Leeds, 53, joined the Bank in September 1995 and serves as Executive Vice President and Chief Financial Officer. Prior to that, he served as Executive Vice President, Finance, and Treasurer. Before joining the Bank, Mr. Leeds held a variety of positions at Chemical Bank. His final assignment was as Head of the Asset and Liability Management staff. Prior to that he served for seven years as Chief Money Market Economist. Mr. Leeds began his career as an economist at the First National Bank of Chicago. He also spent two years as Director of New Product Development at the Chicago Board Options Exchange. Mr. Leeds earned a Bachelor's Degree in economics from the University of Michigan and holds a Masters in Business Administration and Master of Philosophy from the Columbia University Graduate School of Business.

      Charles P. Richardson, 52, joined the Company in April 1993 and serves as the Company's and Bank's Executive Vice President, Corporate Development. Prior to that, he served as Executive Vice President and Chief Financial Officer. Prior to his joining the Company, Mr. Richardson was Executive Vice President and Chief Financial Officer for Dollar Dry Dock Bank (1985-1992) and was a banking and thrift industry consultant (1992-1993). Mr. Richardson holds a business degree in Accounting from Temple University.

      Ramesh Shah, 50, joined the Bank in June 1996 and serves as Executive Vice President, Consumer Banking of the Company and the Bank. Prior to that, he served as Executive Vice President, Marketing and Product Development. Before joining the Bank, Mr. Shah was Senior Vice President of NatWest Bancorp. (1994 -
1996); Senior Vice President of Shearson Lehman Brothers (1991 - 1994) and Senior Vice President of American Express Company (1988 - 1991). Mr. Shah holds a Masters in Business Administration from Columbia University and a Bachelor of Arts degree from Bates College.

      John W. Wheeler, 61, serves as President of GreenPoint Credit Corp. Prior to that, he served as Chairman and President of BankAmerica Housing Services (1986-1998) and was Executive Vice President and Director of Green Tree Acceptance (1977-1986). Mr. Wheeler began his career in the manufactured finance business with his own company, Mobile Marketing Corp. (1972-1977) and holds a Bachelor of Arts degree in Marketing from Michigan State University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is currently listed on the New York Stock Exchange (NYSE) under the symbol "GPT." Trading in the Company's stock commenced on January 28, 1994. As of March 23, 1999, 96,631,642 shares of common stock were issued and outstanding, and held by approximately 4,216 holders of record. In 1998 the Company paid a cash dividend of $0.16 per share in March, June, September and December. In 1997 the Company paid a cash dividend of $0.125 per share in March, June, September and December. In 1996 the Company paid a cash dividend of $0.10 per share in February, May, August and November.

      Information relating to the high, low and quarter-end closing sales prices of the Common Stock appears on page 46 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

      On March 4, 1998, the Company completed a 2-for-1 split of its common stock. Accordingly, the financial statements for all years presented have been restated to reflect the impact of the stock split.

ITEM 6. SELECTED FINANCIAL DATA

      The above-captioned information appears under "Five Year Selected Consolidated Data" on pages 9 and 10 in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

      In addition, the Company's ratios of average equity to average assets is 11.14%, 10.19%, and 10.58% for the years ended December 31, 1998, 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The above captioned information appears under "Management's Discussion and Analysis" on pages 11 through 20 in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

      The above captioned information appears under "Management's Discussion and Analysis" on pages 13 through 16 in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The above captioned information appears on pages 21 through 46 in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information presented under the heading "Information with Respect to Nominees and Continuing Directors" on pages 3 through 5 in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 1999, which was filed with the SEC on March 24, 1999, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information relating to executive compensation included under the heading "Executive Compensation" on pages 10 through 16 (excluding the Stock Performance Graph on page 13) in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 1999, which was filed with the SEC on March 24, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to security ownership of certain beneficial owners and management included under the heading "Securities Owned by Directors and Executive Officers" on page 6 in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 1999, which was filed with the SEC on March 24, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" on page 16 in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 1999, which was filed with the SEC on March 24, 1999, is incorporated herein by reference.

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                           GreenPoint Financial Corp.
            List of Exhibits (filed herewith unless otherwise noted)

(a)   The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Shareholders:

                                                                           Pages
                                                                           -----
Consolidated Statements of Financial Condition as of December 31, 1998
and 1997                                                                      21

Consolidated Statements of Income for the years ended December 31,
1998, 1997 and 1996                                                           22

Consolidated Statements of Comprehensive Income for the years ended
December 31, 1998, 1997 and 1996                                              23

Consolidated Statements of Changes in Stockholders' Equity for the years
ended December 31, 1998, 1997 and 1996                                        24

Consolidated Statements of Cash Flows for the years ended December 31,
1998, 1997 and 1996                                                        25-26

Notes to the Consolidated Financial Statements                                27

Report of Independent Accountants                                             47

Exhibit
Number
------

2.1 Purchase of Assets and Liability Assumption Agreement by and between Home Savings of America, FSB, and GreenPoint Bank (1)

2.2   Stock Purchase Agreement between BankAmerica Corp. and GreenPoint Bank (2)

2.3 Agreement and Plan of Merger by and among GreenPoint Financial Corp., GF Acquisition Corp. and Headlands Mortgage Company (3)

3.1   Certificate of Incorporation of GreenPoint Financial Corp. (4)

3.2   Bylaws of GreenPoint Financial Corp. (5)

3.3   Restated Organization Certificate of GreenPoint Bank (6)

3.4   Bylaws of GreenPoint Bank (7)

10.1 Employment Agreement and Change of Control Agreement between GreenPoint Financial Corp., GreenPoint Bank and Bharat B. Bhatt (8)

10.2 Amended Employment Agreement between GreenPoint Financial Corp., GreenPoint Bank and Thomas S. Johnson (9)

10.3 Change of Control Agreement between GreenPoint Financial Corp., GreenPoint Bank and Charles P. Richardson (10)

10.4  GreenPoint Financial Corp. Amended and Restated 1994 Stock Incentive Plan
      (11)

10.5  GreenPoint Financial Corp. 1994 Non-Employee Directors Stock Option Plan
      (12)

10.6  GreenPoint Financial Corp. 1994 Annual Incentive Plan (13)

10.7  GreenPoint Financial Corp. 1994 Long Term Incentive Plan (14)

10.8  GreenPoint Bank Recognition and Retention Plan for Employees (15)

10.9  GreenPoint Bank Retirement Plan for Independent Directors (16)

10.10 GreenPoint Bank 1993 Directors' Deferred Fee Stock Unit Plan (17)

10.11 GreenPoint Bank Employee Protection Plan for Officers (18)

10.12 GreenPoint Bank Employee Protection Plan for Staff Members (19)

11.1  Statement Regarding Computation of Per Share Earnings

12.1  Statement Regarding Computation of Ratios

13.1  Annual Report to Shareholders for Fiscal Year ended December 31, 1998

21.1  Subsidiaries of the Company

23.1  Consent of Independent Accountants

27.1  Financial Data Schedule

----------
(1) Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, dated June 30, 1995
(2) Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, dated March 31, 1998
(3) Incorporated by reference to Exhibit 2.1 to Company's Registration Statement on Form S-4, dated February 18, 1999
(4) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, dated March 31, 1995
(5)   Incorporated by reference to Exhibit 3.2 to the 1997 10-K
(6)   Incorporated by reference to Exhibit 3.3 to the 1994 10-K
(7)   Incorporated by reference to Exhibit 3.4 to the 1997 10-K
(8)   Incorporated by reference to Exhibit 10.1 to the 1996 10-K
(9)   Incorporated by reference to Exhibit 10.1 to the 1994 10-K
(10)  Incorporated by reference to Exhibit 10.3 to the 1997 10-K
(11)  Incorporated by reference to Exhibit 10.3 to the 1994 10-K
(12)  Incorporated by reference to Exhibit 10.4 to the 1994 10-K
(13)  Incorporated by reference to Exhibit 10.5 to the 1994 10-K
(14)  Incorporated by reference to Exhibit 10.6 to the 1994 10-K
(15)  Incorporated by reference to Exhibit 10.7 to the 1994 10-K
(16)  Incorporated by reference to Exhibit 10.8 to the 1994 10-K
(17)  Incorporated by reference to Exhibit 10.9 to the 1994 10-K
(18)  Incorporated by reference to Exhibit 10.10 to the 1994 10-K
(19)  Incorporated by reference to Exhibit 10.11 to the 1994 10-K

      The Schedules have been omitted as the required information is either not applicable or has been included in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

      Reports on Form 8-K

      On October 5, 1998, GreenPoint Financial Corp. (the "Company") filed a current report on Form 8-K reporting that GreenPoint Bank, a New York chartered savings bank and wholly-owned subsidiary of the Company (the "Bank"), completed its acquisition of the manufactured housing loan business of BankAmerica Housing Services, a division of Bank of America, FSB, a federal savings bank and wholly-owned subsidiary of BankAmerica Corporation ("BankAmerica"), pursuant to a Stock Purchase Agreement, dated as of April 11, 1998, as amended, by and between the Bank and BankAmerica.

      On December 1, 1998, GreenPoint Credit Corp. filed a current report on Form 8-K reporting (i) the execution of an Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp. and Credit Suisse First Boston, as the representative of several Underwriters, whereby GreenPoint Credit Corp. agreed to sell, and each Underwriter agreed to purchase, the respective principal amounts of the Offered Certificates set forth in the Underwriting Agreement and (ii) the sale by GreenPoint Credit Corp. on November 30, 1998 of approximately $728 million of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1998-1, pursuant to a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp. and The First National Bank of Chicago, as the Trustee.

      On December 11, 1998, GreenPoint Financial Corp. (the "Company") filed a current report on Form 8-K reporting the execution of an Agreement and Plan of Merger (the "Plan"), dated December 8, 1998, among the Company, GF Acquisition Corp. ("Merger Sub"), and Headlands Mortgage Company ("Headlands"). The Plan provides for the merger of Merger Sub with and into Headlands (the "Merger"), with Headlands surviving the Merger and becoming a wholly owned subsidiary of the Company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GreenPoint Financial Corp.


                                    By: /s/ Thomas S. Johnson
                                        -------------------------
                                        Thomas S. Johnson
                                        Chairman of the Board
                                        and Chief Executive Officer

Dated:  March 23, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature                          Title                                 Date
---------                          -----                                 ----


/s/  Thomas S. Johnson             Chairman of the Board                 3/23/99
-------------------------------    and Chief Executive Officer
     Thomas S. Johnson


/s/  Bharat B. Bhatt               Member of the Board,                  3/23/99
-------------------------------    President and Chief
     Bharat B. Bhatt               Operating Officer


/s/  Dan F. Huebner                Director                              3/23/99
-------------------------------
     Dan F. Huebner


                                   Director                              3/23/99
-------------------------------
     William M. Jackson


/s/  Susan J. Kropf                Director                              3/23/99
-------------------------------
     Susan J. Kropf

Signature                          Title                                 Date
---------                          -----                                 ----


/s/  Robert M. McLane              Director                              3/23/99
-------------------------------
     Robert M. McLane


/s/  Charles B. McQuade            Director                              3/23/99
-------------------------------
     Charles B. McQuade


/s/  Alvin N. Puryear              Director                              3/23/99
-------------------------------
     Alvin N. Puryear


                                   Director                              3/23/99
-------------------------------
     Robert P. Quinn


/s/  Edward C. Schmults            Director                              3/23/99
-------------------------------
     Edward C. Schmults


/s/  Wilfred O. Uhl                Director                              3/23/99
-------------------------------
     Wilfred O. Uhl


/s/  Robert F. Vizza               Director                              3/23/99
-------------------------------
     Robert F. Vizza


/s/  Jules Zimmerman               Director                              3/23/99
-------------------------------
     Jules Zimmerman


/s/  Jeffrey R. Leeds              Executive Vice President              3/23/99
-------------------------------    and Chief Financial Officer
     Jeffrey R. Leeds


/s/  Mary Beth Farrell             Senior Vice President                 3/23/99
-------------------------------    and Comptroller
     Mary Beth Farrell