Form 10-Q
period 1999-03-31
GREENPOINT FINANCIAL CORP
filed 1999-05-14
CIK 911935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

          |X|  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                   ----------

                              For the Quarter Ended
                                 March 31, 1999

                                       OR

          | | Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

             (212) 834-1711                         Not Applicable
     (Registrant's telephone number,   (Former name, former address and former
          including area code)         fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 |X| Yes                          | | No

      As of May 11, 1999 there were 109,060,000 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                    FORM 10-Q

                              For the Quarter Ended
                                 March 31, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1 - Financial Statements

    Consolidated Statements of Financial Condition (unaudited) as of
    March 31, 1999 and December 31, 1998                                       3

    Consolidated Statements of Income (unaudited) for the quarters
    ended March 31, 1999 and 1998                                              4

    Consolidated Statements of Comprehensive Income (unaudited) for
    the quarters ended March 31, 1999 and 1998                                 5

    Consolidated Statements of Changes in Stockholders' Equity
    (unaudited) for the quarters ended March 31, 1999 and 1998                 6

    Consolidated Statements of Cash Flows (unaudited) for the quarters
    ended March 31, 1999 and 1998                                              7

    Notes to the Unaudited Consolidated Financial Statements                   8

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     15

Item 3  - Quantitative and Qualitative Disclosure about Market Risk           27

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    30

Item 6 - Exhibits and Reports on Form 8-K                                     31

              GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (Unaudited)

                                                                                  March 31,     December 31,
                                                                                    1999            1998
                                                                                -------------  -------------
  ASSETS                                                                    (In thousands, except share amounts)

Cash and due from banks                                                         $     122,699  $    164,197
Money market investments                                                            1,327,343       924,175
Loans receivable held for sale                                                      1,532,123     1,578,062
Securities available for sale                                                       1,348,893     1,337,584
Retained interests in securitizations                                                  52,407        67,327
Securities held to maturity (fair value of $3,012
  and $3,287, respectively)                                                             3,000         3,274
Loans receivable held for investment:
    Mortgage loans                                                                  9,261,440     9,273,340
    Other loans                                                                       109,272       127,238
    Deferred loan fees and unearned discount                                           (9,454)      (14,278)
    Allowance for possible loan losses                                               (113,000)     (113,000)
                                                                                -------------  ------------
      Loans receivable held for investment, net                                     9,248,258     9,273,300
                                                                                -------------  ------------
Other interest-earning assets                                                         119,729       118,284
Servicing assets                                                                      157,002       145,927
Accrued interest receivable, net                                                       80,033        87,019
Banking premises and equipment, net                                                   138,861       140,268
Deferred income taxes, net                                                             39,583        47,400
Goodwill                                                                            1,000,645     1,014,349
Other assets                                                                           95,352       114,783
                                                                                -------------  ------------
      Total assets                                                              $  15,265,928  $ 15,015,949
                                                                                =============  ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  N.O.W. and checking                                                           $     522,828  $    539,890
  Savings                                                                           1,513,701     1,551,879
  Variable rate savings                                                             1,874,268     1,804,491
  Money market                                                                        514,869       524,270
  Term certificates of deposit                                                      6,983,318     6,752,585
                                                                                -------------  ------------
    Total deposits                                                                 11,408,984    11,173,115
                                                                                -------------  ------------
Mortgagors' escrow                                                                    122,724       128,091
Securities sold under agreements to repurchase                                        250,834       384,908
Notes payable                                                                         693,285       608,000
Long term debt                                                                        199,878       199,868
Guaranteed preferred beneficial interest in Company's junior subordinated
  debentures                                                                          199,733       199,731
Accrued income taxes payable                                                           45,458        56,958
Other liabilities                                                                     347,882       342,702
                                                                                -------------  ------------
    Total liabilities                                                              13,268,778    13,093,373
                                                                                -------------  ------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)           --            --
    Common stock ($0.01 par value; 220,000,000 shares authorized;
      110,261,164 shares issued)                                                        1,103         1,103
    Additional paid-in capital                                                        855,959     1,278,795
    Unallocated Employee Stock Ownership Plan (ESOP) shares                          (108,850)     (110,101)
    Unearned stock plans shares                                                        (4,166)       (4,459)
    Retained earnings                                                               1,290,368     1,273,264
    Accumulated other comprehensive income, net                                         1,970         4,699
    Treasury stock, at cost (1,352,490 and 15,618,745 shares, respectively)           (39,234)     (520,725)
                                                                                -------------  ------------
        Total stockholders' equity                                                  1,997,150     1,922,576
                                                                                -------------  ------------
        Total liabilities and stockholders' equity                              $  15,265,928  $ 15,015,949
                                                                                =============  ============

 (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                  Quarter Ended
                                                                                    March 31,
                                                                      --------------------------------------
                                                                                 1999       1998
                                                                      -----------------   ------------------
Interest income:                                                     (In thousands, except per share amounts)
    Mortgage loans held for investment                                         $196,351   $198,661
    Loans held for sale                                                          30,786     16,067
    Money market investments                                                     11,306     16,210
    Securities                                                                   19,628     27,872
    Other                                                                         8,289      2,937
                                                                               --------   --------
      Total interest income                                                     266,360    261,747
                                                                               --------   --------

Interest expense:
    Deposits                                                                    115,925    116,002
    Trading liabilities                                                              20         20
    Securities sold under agreements to repurchase                                6,569     10,870
    Notes payable                                                                 7,398      2,429
    Long-term debt                                                                8,043      8,162
                                                                               --------   --------
      Total interest expense                                                    137,955    137,483
                                                                               --------   --------
Net interest income                                                             128,405    124,264
Provision for possible loan losses                                               (2,797)    (4,012)
                                                                               --------   --------
Net interest income after provision for possible loan losses                    125,608    120,252
                                                                               --------   --------
Non-interest income:
    Income from fees and commissions:
      Mortgage loan operations fee income                                         5,139      3,497
      Loan servicing fees                                                        22,776      1,117
      Banking services fees and commissions                                       6,969      6,406
      Other fee income                                                            2,238        278
    Net gain on securities                                                          608      1,135
    Net gain on sales of loans                                                   57,988     30,858
    Net unrealized loss in valuation of retained interests in securitizations        --       (222)
    Gain on sale of mortgage servicing rights                                        --        130
                                                                               --------   --------
      Total non-interest income                                                  95,718     43,199
                                                                               --------   --------
Non-interest expense:
    Salaries and benefits                                                        54,986     34,539
    Employee Stock Ownership and stock plans expense                              5,256      5,563
    Net expense of premises and equipment                                        18,372     13,971
    Advertising                                                                   1,725      1,761
    Federal deposit insurance premiums                                              657        681
    Charitable and educational foundation                                         1,875      1,875
    Other administrative expenses                                                45,763     14,702
    Other real estate owned operating income, net                                (1,948)    (1,569)
    Goodwill amortization                                                        19,958     11,562
    Restructuring charge                                                          6,000         --
    Non-recurring personnel expense                                                  --      8,335
                                                                               --------   --------
      Total non-interest expense                                                152,644     91,420
                                                                               --------   --------
Income before income taxes                                                       68,682     72,031
Income taxes related to earnings                                                 33,654     30,013
Income taxes related to S corporation conversion                                     --     18,488
                                                                               --------   --------
Net income                                                                     $ 35,028   $ 23,530
                                                                               ========   ========
Basic earnings per share                                                       $   0.37   $   0.29
                                                                               ========   ========

Diluted earnings per share                                                     $   0.36   $   0.28
                                                                               ========   ========

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                Quarter Ended
                                                                  March 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------

Net income                                                  $ 35,028   $ 23,530
                                                            --------   --------
Other comprehensive income, before tax:
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during period      (4,124)     3,093
    Less: reclassification adjustment for gains
      included in net income                                     608      1,135
                                                            --------   --------
Other comprehensive income, before tax                        (4,732)     1,958

Income tax expense related to items of other
  comprehensive income                                         2,003       (886)
                                                            --------   --------
Other comprehensive income, net of tax                        (2,729)     1,072
                                                            --------   --------
Total comprehensive income, net of tax                      $ 32,299   $ 24,602
                                                            ========   ========

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                             Quarter Ended
                                                                               March 31,
                                                                       -----------------------
                                                                          1999         1998
                                                                       ----------   ----------
Common stock
Balance at beginning of period                                         $    1,103   $    1,103
                                                                       ----------   ----------
Balance at end of period                                                    1,103        1,103
                                                                       ----------   ----------
Additional paid-in capital
Balance at beginning of period                                          1,278,795      830,561
Reissuance of treasury stock                                             (428,380)         356
Issuance of common stock                                                       --       62,453
Constructive recapitalization of S corporation undistributed earnings          --       30,583
Amortization of ESOP shares committed to be released                        3,676        3,962
Amortization of stock plans shares                                             36          926
Tax benefit for vested stock plans shares                                   1,832           --
                                                                       ----------   ----------
Balance at end of period                                                  855,959      928,841
                                                                       ----------   ----------
Unallocated ESOP shares
Balance at beginning of period                                           (110,101)    (114,939)
Amortization of ESOP shares committed to be released                        1,251        1,210
                                                                       ----------   ----------
Balance at end of period                                                 (108,850)    (113,729)
                                                                       ----------   ----------
Unearned stock plans shares
Balance at beginning of period                                             (4,459)      (7,019)
Amortization of stock plans shares                                            293        1,681
                                                                       ----------   ----------
Balance at end of period                                                   (4,166)      (5,338)
                                                                       ----------   ----------
Retained earnings
Balance at beginning of period                                          1,273,264    1,208,818
Net income                                                                 35,028       23,530
Constructive recapitalization of S corporation undistributed earnings          --      (30,583)
Dividends declared                                                        (17,924)     (11,368)
Accrued distribution to S corporation stockholders                             --      (12,520)
Reissuance of treasury stock                                                   --       (2,384)
                                                                       ----------   ----------
Balance at end of period                                                1,290,368    1,175,493
                                                                       ----------   ----------
Accumulated other comprehensive income, net
Balance at beginning of period                                              4,699       (3,555)
Net change in accumulated other comprehensive income, net                  (2,729)       1,072
                                                                       ----------   ----------
Balance at end of period                                                    1,970       (2,483)
                                                                       ----------   ----------
Treasury stock, at cost
Balance at beginning of period                                           (520,725)    (578,835)
Reissuance of treasury stock                                              481,491        8,247
Purchase of treasury stock                                                     --      (27,238)
                                                                       ----------   ----------
Balance at end of period                                                  (39,234)    (597,826)
                                                                       ----------   ----------

Total stockholders' equity                                             $1,997,150   $1,386,061
                                                                       ==========   ==========

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                   -------------------------
                                                                                       1999          1998
                                                                                   -------------------------
                                                                                          (In thousands)
Cash flows from operating activities:
Net income                                                                         $   35,028   $   23,530
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for possible loan losses                                                    2,797        4,012
  Depreciation and amortization of premises and equipment                               5,381        4,808
  Goodwill amortization                                                                19,958       11,562
  Accretion of discount on securities, net of premium amortization                     (2,554)      (1,575)
  Net change in trading assets                                                             --       24,951
  Net change in retained interests in securitizations                                  14,887      (16,304)
  Net change in trading liabilities                                                        --      (10,592)
  ESOP and stock plans expense                                                          5,256        5,563
  Non-recurring personnel expense                                                          --        8,335
  Gain on securities transactions                                                        (608)      (1,135)
  Net change in loans held for sale                                                    99,041      (80,633)
  Net gain on loans held for sale                                                     (57,988)     (30,858)
  Net gain on sales of other real estate owned                                         (2,240)      (2,491)
  Origination of mortgage servicing rights retained                                   (25,918)      (2,325)
  Amortization and impairment of originated mortgage servicing rights                  14,843        3,382
  Deferred income taxes                                                                 9,820       30,244
  Decrease (increase) in other assets                                                  16,378      (10,948)
  Increase in other liabilities                                                         5,937       58,393
  Other, net                                                                           (9,137)      (1,097)
                                                                                   ----------   ----------
    Net cash provided by operating activities                                         130,881       16,822
                                                                                   ----------   ----------
Cash flows from investing activities:
  Loan originations, net of principal repayments                                       23,560     (124,622)
  Proceeds from sales of other real estate owned                                        7,120        6,508
  Purchases of securities available for sale                                       (1,221,046)    (799,538)
  Proceeds from maturities of securities available for sale                         1,146,000      343,601
  Proceeds from sales of securities available for sale                                    607      219,415
  Principal repayments on securities                                                   61,841       70,307
  Purchases of premises and equipment                                                  (3,971)      (5,706)
                                                                                   ----------   ----------
    Net cash provided by (used in) investing activities                                14,111     (290,035)
                                                                                   ----------   ----------
Cash flows from financing activities:
  Net deposits (withdrawals) from depositors' accounts                                235,647     (105,438)
  Borrowing on notes payable                                                        2,262,254    1,479,629
  Payments on notes payable                                                        (2,177,793)  (1,437,019)
  Net increase (decrease) on lease payable                                                824         (776)
  Payments for cash dividends                                                         (17,924)     (11,368)
  Stock offering                                                                       47,351       62,453
  Exercise of stock options                                                             5,760        6,219
  Purchase of treasury stock                                                               --      (27,238)
  Securities sold under agreements to repurchase                                     (134,074)      67,970
  Net (decrease) increase in mortgagors' escrow                                        (5,367)      31,681
                                                                                   ----------   ----------
    Net cash provided by financing activities                                         216,678       66,113
                                                                                   ----------   ----------

  Net increase (decrease) in cash and cash equivalents                                361,670     (207,100)
  Cash and cash equivalents at beginning of period                                  1,088,372    1,157,503
                                                                                   ----------   ----------
  Cash and cash equivalents at end of period                                       $1,450,042   $  950,403
                                                                                   ==========   ==========
Non-cash activities:
  Additions to other real estate owned, net                                        $    2,207   $   (4,982)
                                                                                   ==========   ==========
  Loans to facilitate sales of other real estate                                   $       --   $    3,724
                                                                                   ==========   ==========
  Unsettled trades                                                                 $       --   $   38,539
                                                                                   ==========   ==========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                       $   24,230   $   18,912
                                                                                   ==========   ==========
  Interest paid                                                                    $  134,489   $  125,049
                                                                                   ==========   ==========

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) Basis of Presentation

The unaudited consolidated financial statements of GreenPoint Financial Corp. and Subsidiaries ("GreenPoint" or the "Company") are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's interim financial condition as of the dates indicated and the results of operations for the periods presented have been included. The results of operations for the interim periods shown are not necessarily indicative of results that may be expected for the entire year.

The unaudited consolidated interim financial statements presented should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report to shareholders for the year ended December 31, 1998.

(b) Accounting for Loan Sales

The Company sells loans both in the whole loan market as well as through various securitization vehicles.

When the Company sells mortgages on a whole loan basis, in some cases it retains the servicing rights related to the loans. In instances where the Company does not retain the servicing rights to the loans, the gain or loss on the sale is equal to the difference between the proceeds received and the book basis of the loans sold. In instances where the Company does retain the servicing rights, the gain also depends in part on the fair value attributed to the servicing rights.

When the Company securitizes manufactured housing loans and mortgages it may retain interest-only strips, one or more subordinated tranches, servicing rights and in some cases a cash reserve account, all of which are retained interests in the securitized assets. In addition, the Company may provide a corporate guarantee issued by GreenPoint Bank (the "Bank") and backed by a letter of credit. In calculating the gain or loss on the sale, the Company allocates the previous cost basis of the loans sold between the assets sold and the retained interests and servicing rights based on their relative fair values at the date of sale. The corporate guarantee is recorded at its estimated fair value at the date of sale. A gain or loss is recognized as the difference between the proceeds from the sale and the allocated cost basis of the assets sold. Subsequent to the sale, interest-only strips and subordinated tranches are carried at fair value and the accounting for servicing rights and the corporate guarantee is based in part on fair values. To obtain fair values, quoted market prices are used if available.

Because fair market quotes are generally not available for retained interests, servicing rights and corporate guarantees, the Company generally estimates fair value based upon the present value of estimated future cash flows using assumptions of prepayments, defaults, servicing costs, loss severity rates, and discount rates that the Company believes market participants would use for similar assets.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Business Combinations

On March 30, 1999, the Company completed the acquisition of Headlands Mortgage Company ("Headlands"). The acquisition was accounted for as a tax-free pooling of interests, with 0.62 shares of the Company's stock being exchanged for each share of Headlands stock. Accordingly, the first quarter and all prior periods and dates have been restated as if Headlands had been a part of GreenPoint. The acquisition of GreenPoint Credit Corp. ("GreenPoint Credit") on September 30, 1998 was recorded as a purchase, and accordingly the prior period comparisons do not include GreenPoint Credit results.

There were no transactions between GreenPoint and Headlands prior to the acquisition. Certain reclassifications were made to the Headlands financial statements to conform to GreenPoint's presentations.

The results of operations for the companies and the combined amounts presented in the consolidated financial statements follow:

                                                       Quarter Ended
                                                       March 31, 1998
                                                       --------------
                                                       (In thousands)
            Net interest income
              GreenPoint                                  $ 119,350
              Headlands                                       4,914
                                                          ---------
            Combined                                      $ 124,264
                                                          =========

            Net income (loss)
              GreenPoint                                  $  33,586
              Headlands                                     (10,056)
                                                          ---------
            Combined                                      $  23,530
                                                          =========

3. Stock Incentive Plan

For the quarter ended March 31, 1999, the Company granted options to purchase 1,566,000 shares of the Company's common stock to certain officers, at an average exercise price of $32.43. These awards vest over two to three years on the anniversary dates of the awards.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Income Taxes Related to S Corporation Conversion

On January 31, 1998, Headlands converted from an S corporation to a C corporation. As a C corporation, the Company bears the tax obligation relating to the net income earned for federal and state tax purposes.

The accompanying consolidated statements of income for the quarter ended March 31, 1999 and 1998 reflect the income tax expense of the Company as if it had been subject to federal and state C corporation income taxes for all periods presented. The information also takes into consideration the one-time, non-cash charge relating to deferred income taxes on historical earnings resulting from termination of Headlands' S corporation status.

5. Loans Receivable Held for Sale

The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

                                                        March 31,   December 31,
                                                          1999          1998
                                                     -----------    ------------
                                                            (In thousands)
Loans receivable held for sale:
    Residential mortgage loans                       $   851,538    $  838,026
    Home equity lines of credit                          125,053        68,135
    Guaranteed student loans                               2,936         3,340
    Manufactured housing loans                           473,712       535,237
    Manufactured housing land/home loans                  86,854       139,088
    Deferred loan origination fees and
        unearned discount                                 (7,970)       (5,764)
                                                     -----------    ----------
        Loans receivable held for sale, net          $ 1,532,123    $1,578,062
                                                     ===========    ==========

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Securities

Securities held at March 31, 1999 are summarized as follows:

                                                                        Gross        Gross
                                                          Amortized   Unrealized   Unrealized
                                                             Cost       Gains        Losses    Fair Value
                                                          ---------   ----------   ----------  ----------
                                                                            (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency
   Obligations:
U.S. Treasury notes/bills                                $  199,446   $     --     $   (46)    $  199,400
Agency notes/Asset-backed securities                        147,310         --        (214)       147,096
Mortgage-backed securities                                  621,109      3,333        (858)       623,584
Collateralized mortgage obligations                         190,211      1,562        (246)       191,527
Trust certificates collateralized by GNMA securities         23,014         --         (81)        22,933
Commercial paper                                             64,971         --          --         64,971
Corporate bonds                                              24,269        106          --         24,375
Corporate asset-backed securities                            25,000         --         (16)        24,984
Other                                                        50,017          6          --         50,023
                                                         ----------   --------     -------     ----------
       Total securities available for sale               $1,345,347   $  5,007     $(1,461)    $1,348,893
                                                         ==========   ========     =======     ==========

Securities Held to Maturity
Tax exempt municipals                                    $      575   $     12     $    --     $      587
Other                                                         2,425         --          --          2,425
                                                         ----------   --------     -------     ----------
       Total securities held to maturity                 $    3,000   $     12     $    --     $    3,012
                                                         ==========   ========     =======     ==========

Securities held at December 31, 1998 are summarized as follows:

                                                                        Gross        Gross
                                                          Amortized   Unrealized   Unrealized
                                                             Cost       Gains        Losses    Fair Value
                                                          ---------   ----------   ----------  ----------
                                                                            (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency
  Obligations:
Agency notes/Asset-backed securities                     $  260,500   $    123     $  (313)    $  260,310
Mortgage-backed securities                                  560,992      5,505         (52)       566,445
Collateralized mortgage obligations                         206,246      3,414         (81)       209,579
Trust certificates collateralized by GNMA securities         26,611         --        (107)        26,504
Commercial paper                                            145,705         --          --        145,705
Corporate bonds                                              24,268         22         (57)        24,233
Corporate asset-backed securities                            25,000         --        (141)        24,859
Other                                                        80,017          9         (77)        79,949
                                                         ----------   --------     -------     ----------
    Total securities available for sale                  $1,329,339   $  9,073     $  (828)    $1,337,584
                                                         ==========   ========     =======     ==========

Securities Held to Maturity
Tax exempt municipals                                    $      575   $     13     $    --     $      588
Other                                                         2,699         --          --          2,699
                                                         ----------   --------     -------     ----------
    Total securities held to maturity                    $    3,274   $     13     $    --     $    3,287
                                                         ==========   ========     =======     ==========

Estimated fair values for securities are based on published market or securities dealers' estimated prices. During the quarter ended March 31, 1999, the Company sold no available for sale securities, resulting in no gross realized gains and no gross realized losses. Expired option contracts generated $0.6 million in gains. During the quarter ended March 31, 1999, the Company sold trading account securities aggregating $123.1 million, resulting in gross realized gains of $0.1 million and gross realized losses of $0.2 million. The average maturities of the securities available for sale and held to maturity at March 31, 1999 are approximately 9.0 years and 8.5 years, respectively. There were no trading securities at March 31, 1999. Mortgage-backed securities and collateralized mortgage obligations, most of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments, which shorten the average life to an estimated 4.1 years.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
    NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Loan Sales

During the quarter ended March 31, 1999, the Company sold $821.3 million of manufactured housing loans in two securitization transactions for a gain of $19.3 million.

In all securitizations entered into during the quarters ended March 31, 1999 and 1998, the Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees approximating 1.0 percent (for manufactured housing loans) and ranging from 0.25 percent to 0.5 percent (for mortgage loans) of the outstanding balance, and rights to future cash flows arising after the investors in the securitization trust receive the return for which they are contracted. The investors and their securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due except for the liability under the corporate guarantee which totaled $6.0 million. In addition, most of the Company's retained interests are generally restricted until investors have been fully paid and subordinate to investors' interests.

During the quarters ended March 31, 1999 and 1998, the Company also sold as whole loans certain mortgage loans with principal balances outstanding of $3.4 billion and $2.0 billion, respectively, for pretax gains of $38.7 million and $30.9 million, respectively. The Company retained servicing on a portion of those mortgages but did not retain any other interests in those mortgages.

Retained interests in securitizations consist of assets generated by the Company's loan securitizations. These assets are summarized as follows:

                                                         March 31,  December 31,
                                                           1999         1998
                                                       -----------  ------------
                                                           (In thousands)

Subordinated certificates                                $ 7,243     $20,984

Interest-only strip                                       19,163      21,943

Transferor interest                                       26,001      24,400
                                                         -------     -------
Total retained interests in securitizations              $52,407     $67,327
                                                         =======     =======

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Key economic assumptions used in measuring the significant retained interest resulting from securitizations completed during the quarter ended March 31, 1999 were as follows:

                                                    Quarter Ended March 31, 1999
                                                    ----------------------------
                                                     Manufactured Housing Loans
                                                     Fixed Rate    Variable Rate
                                                     ----------    -------------

      Weighted average prepayment rate(1)               10.03%        14.80%

      Weighted average life (in years)                    5.5           4.3

      Weighted average default rate                      3.67%         4.00%

      Loss severity rate                                54.30%        49.50%

      Cash flows discounted at                             14%           14%

(1) Excludes weighted average default rate

8. Notes Payable

Notes payable consist of the following:

                                                                       March 31,   December 31,
                                                                          1999         1998
                                                                     ------------   ----------
                                                                          (In thousands)

      Warehouse line of credit with banks, expiring on
      November 4, 1999, $715 million at March 31, 1999 and
      $750 million at December 31, 1998, and interest bearing
      variable interest rates, including a rate adjusted for
      compensating balances.                                          $   686,084   $  601,623

      Master base agreement with a leasing company, secured
      by fixed assets of the Company, bearing various interest
      rates based on LIBOR.                                                7,201         6,377
                                                                     -----------    ----------

                                                                     $   693,285    $  608,000
                                                                     ===========    ==========

9. Restructuring Charge

For the quarter ended March 31, 1999, the Company recorded a pre-tax restructuring charge of $6.0 million which will be utilized to absorb severance expense related to the integration of Headlands and GreenPoint Mortgage.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Business Segments

The Company consists of three domestic business segments offering unique products and services. The Mortgage Banking segment is in the business of originating, selling, securitizing and servicing residential mortgage loans. The Company has historically funded its mortgage portfolio with consumer deposits raised through its Consumer Banking operations. The Consumer Banking segment consists of 73 full service banking offices offering a variety of financial services to the Greater New York City area. The Manufactured Housing segment primarily originates, securitizes and services manufactured housing loans.

The accounting policies of the segments are the same as described in Note 1 "Summary of Significant Accounting Policies." The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment. The expenses relating to the executive, strategic planning, information systems personnel, finance, audit and human resources functions of the Company are not allocated to individual operating segments. As the Company purchased the Manufactured Housing business segment on September 30, 1998, financial information pertaining to this segment is presented only for the first quarter of 1999.

                                                               Quarter Ended March 31, 1999
                                  --------------------------------------------------------------------------------------
                                                                   Manuf.       Segment                     Consolidated
                                    Mortgage       Consumer       Housing       Totals       Other (1)          Totals
                                  ------------   ------------   -----------  ------------  ------------     ------------
                                                                     (in thousands)

Net interest income               $    68,401    $    50,603    $    5,415   $   124,419   $     3,986      $   128,405
Income from fees and commissions        5,860          6,966         2,163        14,989          (643)          14,346
Loan servicing fees                       506             --        22,270        22,776            --           22,776
Net gain on sales of loans             38,657             35        19,296        57,988            --           57,988
Depreciation and amortization           3,041         12,363         9,040        24,444           252           24,696
Segment income (loss) before taxes     61,474(2)      25,550        10,381        97,405       (28,723)          68,682
Other significant non-cash items:
 ESOP and stock plans expense           1,149          1,175         1,982         4,306           950            5,256

------------------------------------------------------------------------------------------------------------------------
Total assets                      $10,351,300    $11,866,663    $1,287,738   $23,505,701   $(8,239,773)(3)  $15,265,928
------------------------------------------------------------------------------------------------------------------------

                                                               Quarter Ended March 31, 1998
                                  --------------------------------------------------------------------------------------
                                                                   Manuf.       Segment                     Consolidated
                                    Mortgage       Consumer       Housing       Totals       Other (1)          Totals
                                  ------------   ------------   -----------  ------------  ------------     ------------
                                                                     (in thousands)


Net interest income               $    65,782    $    54,363    $       --   $   120,145   $     4,119      $   124,264
Income from fees and  commissions       3,583          6,406            --         9,989           192           10,181
Loan servicing fees                     1,117             --            --         1,117            --            1,117
Net gain on sales of loans             30,725             29            --        30,754           104           30,858
Depreciation and amortization           1,887         12,959            --        14,846         1,896           16,742
Segment income (loss) before  taxes    66,716         27,386            --        94,102       (22,071)          72,031
Other significant non-cash items:
  ESOP and stock plans  expense         1,864          1,999            --         3,863         1,700            5,563

------------------------------------------------------------------------------------------------------------------------
Total assets                      $10,101,903    $11,665,063    $       --   $21,766,966   $(7,669,784)(3)  $14,097,182
------------------------------------------------------------------------------------------------------------------------

(1)   Represents unallocated corporate amounts.

(2) Segment income includes $13.9 million of expenses related to the Headlands acquisition. Excluding this non-recurring charge, segment income would be $75.4 million.

(3) For the purpose of internal management reporting, the Company records intersegment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Intersegment assets and liabilities eliminated for consolidation purposes were $8.2 billion and $7.7 billion for the quarters ended March 31, 1999 and 1998, respectively. Net interest income corresponding to the assumed funds transfers is allocated accordingly.

       GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

  Item 2 -Management's Discussion and Analysis of
  Financial Condition and Results of Operations

                                                                               Quarter Ended
                                                  -----------------------------------------------------------------------
                                                    Mar. 31,        Dec. 31,     Sep. 30,       Jun. 30,       Mar. 31,
                                                     1999             1998         1998          1998            1998
                                                  -------------   -----------  ------------   -----------     -----------
Performance Ratios (Annualized):
  Core cash earnings return on average assets (1)      2.22%(2)        1.65%         1.98%         1.88%         1.86%(3)
  Core cash earnings return on average equity (1)     17.44 (2)       12.97         16.11         18.86         18.86 (3)
  Core return on average assets                        1.54 (2)        0.98          1.50          1.36          1.36 (3)
  Core return on average equity                       12.12 (2)        7.70         12.19         13.66         13.84 (3)
  Net interest margin                                  3.83            3.97          4.03          3.89          3.86
  Net interest spread during period                    3.51            3.66          3.59          3.56          3.57
  Operating expense to average assets (4)              2.87            2.88          2.17          2.23          2.11
  Efficiency ratio (5)                                47.8            56.6          43.6          46.2          43.6
  Average interest-earning assets to average
    interest bearing liabilities                       1.08x           1.07x         1.11x         1.08x         1.07x

Regulatory Capital Ratios:
Company:
  Leverage capital (6)                                 8.48%           7.90%         7.74%         7.86%         7.69%
  Risk-based capital (6):
   Tier 1                                             12.68           12.65         13.29         14.98         15.27
   Total                                              13.90           13.90         14.54         16.24         16.53
Bank:
  Leverage capital (6)                                 7.08            6.75          6.71          7.79          7.60
  Risk-based capital (6):
      Tier 1                                          10.58           10.74         10.90         14.83         15.10
      Total                                           11.81           11.99         12.16         16.08         16.35

Per Share Data:
  Core cash earnings (1)*                             $0.86 (2)       $0.64         $0.75         $0.75         $0.76 (3)
  Common book value**                                $20.39          $19.99        $19.91        $16.39        $16.19
  Tangible common book value**                       $10.17           $9.45         $9.26         $9.85        $ 9.58

*   Average shares used in calculation           96,372,000      96,070,000    93,397,000    85,538,000    84,671,000
**  Period-end shares used in calculation        97,969,000      96,154,000    96,178,000    84,703,000    85,613,000
    Total shares issued and outstanding         108,909,000     106,908,000   107,386,000    95,597,000    96,683,000

Asset Quality Ratios:
  Non-performing loans to total loans held
    for investment                                     2.97%           3.03%         3.16%         3.39%         3.77%
  Non-performing assets to total assets                1.88            1.98          2.12          2.36          2.57

Allowance for possible loan losses to:
  Non-performing loans                                40.60           39.63         37.92         35.79         32.23
  Total loans held for investment                      1.21            1.20          1.20          1.21          1.21

 Earnings to combined fixed charges and preferred
   stock dividends (7):
     Excluding interest on deposits                    7.94x           7.09x        10.20x         9.17x         8.74x
     Including interest on deposits                    1.55x           1.47x         1.69x         1.61x         1.57x

(1) Core cash earnings is net income, excluding non-recurring items net of tax, adding back goodwill amortization and Employee Stock Ownership and stock plans expense.

(2) Excludes Headlands acquisition expense and restructuring charge, net of tax.

(3)   Excludes non-recurring personnel expense.

(4) Excludes goodwill expense, ORE income, Headlands acquisition expense, non-recurring personnel expense and restructuring charge.

(5) The efficiency ratio is calculated by dividing operating expense by the sum of net interest income and non-interest income.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

1. General

GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a bank holding company with four principal subsidiaries. GreenPoint Bank (the "Bank") is a New York state chartered savings bank. The Bank has $11.4 billion in deposits in 73 branches serving more than 400,000 households in the Greater New York City area. GreenPoint Mortgage Corp. ("GreenPoint Mortgage"), a national mortgage banking company headquartered in Charlotte, North Carolina, is the leading national lender in no documentation ("No Doc") residential mortgages. GreenPoint Credit Corp. ("GreenPoint Credit"), headquartered in San Diego, California, is the second largest lender nationally in the manufactured housing finance industry. On March 30, 1999 the Company completed its acquisition of Headlands Mortgage Company ("Headlands"), a leading "Alt A" mortgage lender (Alt A borrowers have strong credit backgrounds but need loan terms that do not meet other agency criteria). The acquisition of Headlands was recorded as a pooling of interests. Accordingly, the financial information has been restated as if Headlands had always been part of the Company.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are based on management's current expectations. These forward-looking statements include information concerning possible or assumed future results of operations and business plans, including those relating to earnings growth, revenue growth, origination volume, expense levels, and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions, including integration activities relating to the recently consummated acquisition of Headlands Mortgage Company; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition; the level of defaults and prepayments on loans made by the Company and each of its affiliates; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which could adversely affect the ability of the Company to sell or securitize mortgage and manufactured housing originations on a favorable or timely basis; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

The Company regularly explores opportunities for acquisitions of and holds discussions with financial institutions and related businesses, and also regularly explores opportunities for acquisitions of liabilities and assets of financial institutions and other financial services providers. The Company routinely analyzes its lines of business and from time to time may increase, decrease or terminate one or more activities.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

2. Operating Results

The first quarter's results include the following:

o Net income, inclusive of the non-recurring costs and charges, was $35.0 million, an increase of 49% over the first quarter of 1998. Net income per diluted share was $0.36 for the quarter, an increase of 29% over the first quarter of 1998. The significant increase in net income reflects the full impact of the GreenPoint Credit and Headlands acquisitions.

o Total loan originations for the first quarter of 1999 were $3.8 billion, an increase of 46% over the first quarter of 1998. No Doc mortgage originations for the same period were $731 million, an increase of 26% over the first quarter of 1998. Headlands' loan originations totalled $2.4 billion during the first quarter, an increase of 57% from the first quarter of 1998. Manufactured housing loan originations for the quarter showed strong growth to a record $715 million.

o GreenPoint Credit securitized and sold $821.3 million of manufactured housing loans for a gain of $19.3 million.

o Asset quality improved substantially over 1998, as non-performing loans decreased 2% to $278.3 million, and non-performing assets decreased 3% to $286.7 million at March 31, 1999.

o The first quarter results include the recognition of non-recurring expenses of $27.6 million related to the acquisition of Headlands and include a one-time restructuring charge related to severance.

Core Cash Earnings

Core cash earnings are net of non-recurring items and include certain non-cash charges related to goodwill and the Employee Stock Ownership Plan ("ESOP"). The non-cash expenses, unlike GreenPoint's other expenses incurred by the Company, do not reduce GreenPoint's tangible capital thereby enabling the Company to increase shareholder value through the growth of earning assets and increases in cash dividends.

                                                       Quarter Ended
                                            -----------------------------------
                                            March 31,   December 31,  March 31,
                                              1999         1998         1998
                                            ---------   ------------  ---------
                                        (In thousands, except per share amounts)

Net income                                  $35,028     $36,294     $23,530
Non-recurring items, net of tax (1)          22,503          --      23,656
                                            -------     -------     -------
Core net income                              57,531      36,294      47,186

Add back:
    Goodwill expense                         19,958      19,677      11,562
    Employee stock plans expense              5,256       5,177       5,563
                                            -------     -------     -------
    Core cash earnings                      $82,745     $61,148     $64,311
                                            =======     =======     =======
    Core cash earnings per share (2)        $  0.86     $  0.64     $  0.76
                                            =======     =======     =======

(1) Non-recurring items include Headlands acquisition expense, restructuring charge and non-recurring personnel expense.

(2) Based on the weighted average shares used to calculate diluted earnings per share.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Net Interest Income

Net interest income on a taxable equivalent basis increased by $4.0 million, or 3%, over the first quarter of 1998. The improvement in net interest income reflects mainly the shift in interest earning assets from short term investments to higher yielding loans held for investment.

Interest income on mortgages held for investment decreased by $2.3 million, or 1%. The decrease is attributable to a 40 basis point drop in the average rate, offset by an increase in the average balance of $309 million. The decline in rate is attributable to a generally lower interest rate environment and associated loan prepayments.

Interest income on loans held for sale increased by $14.7 million, or 92%. The primary reason for the increase relates to the $493.3 million of GreenPoint Credit manufactured housing loans, which earned $11.2 million. Interest income on securities and money market investments fell by a combined $13.3 million, or 30%, to $31.2 million for the first quarter of 1999. The decreases were primarily the result of declines in the average securities and money market investment portfolios of $0.8 billion for the first quarter, versus the 1998 comparable period. The 19 basis point decline in the overall yield in interest-earning assets is attributable to the 40 basis point drop in the mortgage loans offset by the redeployment of funds from investments to higher yielding loans.

Interest expense increased by $0.5 million, or less than 1%, to $138.0 million in the first quarter of 1999 from $137.5 million for the first quarter a year ago. The increase reflects a $393.1 million rise in average interest-bearing liabilities, offset by a 13 basis point decline in the average cost of funds. The cost of funds decreased primarily due to lower pricing on the money market and certificate of deposit accounts.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended March 31, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

                                                                                       Quarter Ended
                                               ----------------------------------------------------------------------------------
                                                              March 31, 1999                            March 31, 1998
                                               ----------------------------------------   ---------------------------------------
                                                                               Average                                   Average
                                                  Average                       Yield/       Average                     Yield/
                                                  Balance       Interest        Cost         Balance       Interest       Cost
                                                -----------    -----------    ---------    -----------   -----------    --------
Assets:                                                         (Taxable-Equivalent Interest and Rates, in thousands) (1)
Interest-earning assets:
    Mortgage loans held for investment (2)      $ 9,240,098    $   196,351       8.50%     $ 8,930,752   $   198,661      8.90%
    Other loans (2)                                 119,195          2,303       7.73           31,970           705      8.82
    Loans held for sale                           1,350,467         30,786       9.12          672,426        16,067      9.56
    Money market investments (3)                    931,555         11,309       4.92        1,168,845        16,216      5.63
    Securities (4)                                1,379,953         19,932       5.77        1,911,561        28,311      6.00
    Trading assets                                    1,360             18       5.30            3,611            51      5.73
    Other interest-earning assets                   375,318          6,976       7.54          154,332         3,155      8.29
                                                -----------    -----------                 -----------   -----------
        Total interest-earning assets            13,397,946        267,675       8.00       12,873,497       263,166      8.19
                                                               -----------                               -----------
Non-interest earning assets (5)                   1,521,472                                    957,687
                                                -----------                                -----------
      Total assets                              $14,919,418                                $13,831,184
                                                ===========                                ===========

Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
    Savings                                     $ 1,526,083          8,295       2.20%     $ 1,715,362        10,332      2.44%
    N.O.W.                                          321,334            775       0.98          332,806         1,032      1.26
    Money market and variable rate savings        2,355,969         19,133       3.29        2,166,208        17,920      3.35
    Term certificates of deposit                  6,859,810         87,365       5.17        6,505,034        86,392      5.39
    Mortgagors' escrow                              120,709            357       1.20          138,091           326      0.96
    Trading liabilities                               1,656             20       4.90            1,477            20      5.49
    Notes payable                                   543,185          7,398       5.52          193,990         2,429      5.08
    Securities sold under agreements to repurchase  318,499          6,569       8.36          597,456        10,870      7.38
    Long term debt                                  199,872          3,468       6.94          203,595         3,589      7.05
    Guaranteed preferred beneficial interest in
     Company's junior subordinated debentures       199,732          4,575       9.16          199,722         4,573      9.16
                                                -----------    -----------                 -----------   -----------
        Total interest-bearing liabilities       12,446,849        137,955       4.49       12,053,741       137,483      4.62
                                                               -----------                               -----------
Other liabilities (6)                               574,572                                    413,794
                                                -----------                                -----------
    Total liabilities                            13,021,421                                 12,467,535

Stockholders' equity                              1,897,997                                  1,363,649
                                                -----------                                -----------
    Total liabilities and stockholders' equity  $14,919,418                                $13,831,184
                                                ===========                                ===========

Net interest income/interest rate spread (7)                   $   129,720       3.51%                   $   125,683      3.57%
                                                               ===========     ========                  ===========    ========
Net interest-earning assets/net interest
  margin (8)                                    $   951,097                      3.83%     $   819,756                    3.86%
                                                ===========                    ========    ===========                  ========
    Ratio of interest-earning assets to
      interest-bearing liabilities                                               1.08x                                    1.07x
                                                                               ========                                 ========

(1)   Net interest income is calculated on a taxable-equivalent basis.

(2) In computing the average balances and average yield on loans, non-accruing loans have been included.

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

                                                             Quarter Ended March 31, 1999
                                                                      Compared to
                                                             Quarter Ended March 31, 1998
                                                                  Increase/(Decrease)
                                                            ------------------------------
                                                                   Due to
                                                            -------------------
                                                             Average    Average      Net
                                                             Volume      Rate      Change
                                                            --------   --------   --------
                                                                    (In thousands)
Interest-earning assets:
    Mortgage loans held for investment (1)                  $  6,747   $ (9,057)  $ (2,310)
    Other loans (1)                                            1,695        (97)     1,598
    Loans held for sale                                       15,489       (770)    14,719
    Money market investments (2)                              (3,038)    (1,869)    (4,907)
    Securities                                                (7,695)      (684)    (8,379)
    Trading assets                                               (30)        (3)       (33)
    Other interest-earning assets                              4,131       (310)     3,821
                                                            --------   --------   --------
        Total interest earned on assets                       17,299    (12,790)     4,509
                                                            --------   --------   --------

Interest-bearing liabilities:
    Savings                                                   (1,081)      (956)    (2,037)
    N.O.W                                                        (35)      (222)      (257)
    Money market and variable rate savings                     1,546       (333)     1,213
    Term certificates of deposit                               4,601     (3,628)       973
    Mortgagors' escrow                                           (44)        75         31
    Trading liabilities                                            2         (2)        --
    Notes payable                                              4,738        231      4,969
    Securities sold under agreements to repurchase            (5,602)     1,301     (4,301)
    Long term debt                                               (65)       (56)      (121)
    Guaranteed  preferred beneficial interest in Company's
      junior subordinated debentures                              --          2          2
                                                            --------   --------   --------
          Total interest paid on liabilities                   4,060     (3,588)       472
                                                            --------   --------   --------

    Net change in net interest income                       $ 13,239   $ (9,202)  $  4,037
                                                            ========   ========   ========

----------
(1) In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.
(2) Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Provision for Possible Loan Losses

The provision for loan losses decreased by $1.2 million, or 30.3%, to $2.8 million for the first quarter of 1999, from $4.0 million for the comparable 1998 period. The provision equaled net charge-offs and reflects continued improvement in delinquencies and non-performing loans.

Non-Interest Income

Non-interest income was $95.7 million, up 122% over the first quarter of 1998. The increase was due to the addition of GreenPoint Credit's net servicing income of $22.3 million, a $19.3 million gain from the securitization of $821.3 million manufactured housing loans, a $7.9 million increase in the gain from whole loan mortgage sales, an increase of $1.6 million in mortgage fees and a $2.5 million increase in banking and other fees. The increase in gain on sale of mortgage loans is due to higher volume of loans sold offset by slightly tighter pricing. The increase in mortgage loan fees is due to the collection of prepayment penalties and late fees associated with curing non-performing loans. The improvement in banking fees is primarily due to increased annuity sales. The increase in other fee income is attributable to manufactured housing insurance related fee income.

Non-Interest Expense

Total non-interest expense was $152.6 million for the first quarter of 1999, an increase of 67% over the first quarter of 1998. Exclusive of one time and restructuring charges, non-interest expense was $125.0 million, an increase of 50% over the first quarter of 1998.

The increase was primarily due to the addition of the operating expenses of GreenPoint Credit ($37.9 million) and a 35% increase in the operating expenses of Headlands associated with the growth of its business since the first quarter of 1998. The GreenPoint Credit expenses included salaries and benefits of $15.2 million, premises and equipment expense of $3.0 million, $9.1 million in other administrative expenses and goodwill expense of $8.4 million. Headlands expanded its operations during 1998, increasing staff by approximately 470 people since March of 1998. The most significant increase in Headlands expense relates to total salaries and benefits for the Headlands operation, which were $17 million, $5.2 million higher than first quarter 1998.

Non-Recurring Expenses and Restructuring Charge

The Company incurred non-recurring expenses of $27.6 million related to the acquisition of Headlands Mortgage Company on March 30, 1999. The expenses directly associated with the acquisition consisted of $10.2 million in transaction fees and $1.9 million in stock option acceleration expense. In addition, the Company supplemented the recourse reserve for sold loans, increasing the reserve by $2.5 million. Lastly, the Company recorded a $5.0 million contingent liability reserve. The $27.6 million in non-recurring charges also includes $2.0 million in relocation expense and $6.0 million in restructuring charges for severance expense related to the integration of Headlands and GreenPoint Mortgage.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Income Tax Expense

Total income tax expense declined $14.8 million, or 30.6%, to $33.7 million for the current quarter. Included in total taxes for the first quarter of 1998 is $18.5 million in non-recurring income tax expense related to Headlands' conversion from a nontaxable subchapter S corporation to a taxable corporation. Income taxes related to earnings increased by $3.6 million in the first quarter of 1999. While income before income taxes declined by $3.3 million, approximately $14.1 million in non-recurring charges for which no tax benefit has been recognized served to increase the effective tax rate.

Financial Condition

Total assets were $15.3 billion at March 31, 1999 compared to $15.0 billion at December 31, 1998. Money market investments rose $0.4 billion to $1.3 billion at March 31, 1999 from $0.9 billion at December 31, 1998. Total deposits increased $0.2 billion to $11.4 billion from $11.2 billion at December 31, 1998. The decrease in treasury stock and additional paid in capital reflect the issuance of 12.3 million shares of the Company's stock in exchange for the stock of Headlands.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Non-Performing Assets

The Company's asset quality improved during the quarter ended March 31, 1999, as non-performing assets decreased by 3.3%. The ratio of non-performing loans to total loans held for investment fell to 2.97% at March 31, 1999 from 3.03% at December 31, 1998 while the ratio of non-performing assets to total assets fell to 1.88% at March 31, 1999 from 1.98% at December 31, 1998.

Non-performing assets, net of related specific reserves, were as follows:

                                                         March 31,  December 31,
                                                           1999         1998
                                                         ---------  ------------
                                                              (In thousands)

Mortgage loans secured by:
    Residential one-to-four family                       $221,248     $225,934
    Residential multi-family                               32,351       33,904
    Commercial property                                    24,648       25,219
Other loans                                                    70          108
                                                         --------     --------
Total non-performing loans (1)                            278,317      285,165
                                                         --------     --------
Total other real estate owned, net                          8,392       11,445
                                                         --------     --------
    Total non-performing assets                          $286,709     $296,610
                                                         ========     ========

(1) Includes $13.6 million and $12.3 million of non-accrual mortgage loans under 90 days past due at March 31, 1999 and December 31, 1998, respectively.

Allowance for Possible Loan Losses

The following is a summary of the provision and allowance for possible loan losses:

                                                            Quarter Ended
                                                              March 31,
                                                    ---------------------------
                                                       1999              1998
                                                    ---------         ---------
                                                          (In thousands)
Balance beginning of period                         $ 113,000         $ 109,000
Provision charged to income                             2,797             4,012
Charge-offs                                            (2,911)           (3,198)
Recoveries                                                114               186
                                                    ---------         ---------
Balance end of period                               $ 113,000         $ 110,000
                                                    =========         =========

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Capital Ratios

The Company's ratio of period-end stockholders' equity to ending total assets at March 31, 1999 was 13.08% compared to 12.80% at December 31, 1998.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of March 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

As of March 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.

                                                            Required For Capital
                                            Actual           Adequacy Purposes
--------------------------------------------------------------------------------

(In millions)                        Amount        Ratio      Amount      Ratio
--------------------------------------------------------------------------------
As of March 31, 1999
Total Capital
    (to Risk Weighted Assets):
    Company                          $1,292.6      13.90%     $743.8       8.00%
    Bank                              1,095.5      11.81%      742.3       8.00%
Tier 1 Capital
    (to Risk Weighted Assets):
    Company                          $1,178.6      12.68%     $371.9       4.00%
    Bank                                981.4      10.58%      371.1       4.00%
Tier 1 Capital
    (to Average Assets):
    Company                          $1,178.6       8.48%     $556.0       4.00%
    Bank                                981.4       7.08%      554.4       4.00%

                                                            Required For Capital
                                              Actual         Adequacy Purposes
--------------------------------------------------------------------------------
(In millions)                         Amount        Ratio     Amount       Ratio
--------------------------------------------------------------------------------
As of December 31, 1998
Total Capital
    (to Risk Weighted Assets):
    Company                          $1,196.4      13.90%     $688.6       8.00%
    Bank                              1,029.7      11.99%      687.2       8.00%
Tier 1 Capital
   (to Risk Weighted Assets):
   Company                           $1,088.7      12.65%     $344.3       4.00%
   Bank                                 922.3      10.74%      343.6       4.00%
Tier 1 Capital
   (to Average Assets):
   Company                           $1,088.7       7.90%     $551.0       4.00%
   Bank                                 922.3       6.75%      546.8       4.00%

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

The Company has also initiated formal communications with all of its suppliers and service providers (including hardware, software, processing, voice and data communication, facility components and services) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their respective Year 2000 issue. The Company is working with each of these third parties to facilitate remediation of the Year 2000 issue and will actively participate in testing of each system to ensure Year 2000 compliance. However, there can be no guarantee that the systems of third parties, upon which the Company relies, will be timely remediated, or that a failure to remediate by a third party would not have a materially adverse effect on the Company. To the extent that the Company does not receive adequate response from its suppliers and service providers, it will develop contingency plans intended to mitigate the possible disruption of critical business operations. These contingency plans will be completed no later than June 30, 1999. The Company will utilize both internal and external resources for the Year 2000 project.

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

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

Market Risk Management

The Company's primary market risk exposure is limited solely to interest rate risk.

Interest rate risk is defined as the sensitivity of the Company's current and future earnings to changes in the level of market interest rates. It arises in the ordinary course of the Company's business, as the repricing characteristics of its loans do not match those of its liabilities. The resulting interest rate risk is managed by adjustments to the Company's investment portfolio and through the use of off-balance sheet instruments such as interest rate swaps.

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

ALCO risk management strategies allow for the assumption of interest rate risk within the Board approved limits. The strategies are formulated based upon ALCO's assessments of likely market developments and trends in the Company's lending and consumer banking businesses. Strategies are developed with the aim of enhancing the Company's net income and capital, while ensuring the risks to income and capital from adverse movements in interest rates are acceptable.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 3 - Quantitative and Qualitative Disclosure
                         about Market Risk - (Continued)

The use of interest rate instruments such as interest rate swaps is integrated into the Company's interest rate risk management. The notional amounts of these contracts approximate $1.40 billion at March 31, 1999 and December 31, 1998 and are not reflected in the Company's balance sheet. These contracts have an average term of approximately four years. Under the terms of these contracts, the Bank pays an average fixed rate of 5.96% and receives an average variable rate of 5.01% on the swaps hedging the fixed rate loan portfolio. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. These instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk. However, these relationships do not consider the impact that rate movements might have on other components of the Bank's risk profile; for example, an increase in interest rates, while implying that earnings will rise in a positive gap period, might also result in higher credit or default risk due to a higher probability of borrowers being unable to pay the contractual payments on loans. Likewise, a decrease in rates might result in an increase in the risk that funds received from loan prepayments cannot be reinvested at rates and spreads earned on earlier investments and loan originations.

As of March 31, 1999, the cumulative volume of liabilities maturing or repricing within one year exceeded assets by $28.0 million, or 0.18% of assets.

The static gap analysis is an incomplete representation of interest rate risk for several reasons. It fails to account for changes in prepayment speeds on the Company's loan and mortgage backed securities portfolios. The behavior of deposit balances will vary with changes in the general level of interest rates and management's pricing strategies. The gap analysis does not provide a clear presentation of the risks to income arising from options embedded in the balance sheet.

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

The most crucial management assumptions concern prepayments on the Company's mortgage loan portfolio and the pricing of consumer deposits in various interest rate environments. As interest rates decline, mortgage prepayments tend to increase, reducing loan portfolio growth and lowering the portfolio's average yield. Rates on non-maturity deposits rise and fall with the general level of interest rates, but tend to move less than proportionately. Rates offered on consumer certificates of deposits tend to move in close concert with market rates, though history suggests they increase less rapidly when market rates rise. Analysis shows that the Company's deposit volumes are relatively insensitive to interest rate movements within the range encompassed in the scenarios.

At March 31, 1999, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months on instruments held for other than trading purposes was a decline of approximately 5.8% of projected 1999 net income. Conversely, a gradual 200 basis point increase in interest rates would result in net income being higher by 3.2% than would be the case if rates remain constant. GreenPoint does not have significant exposure to such risk on instruments held for trading purposes due to the Company's limited use of these instruments.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 3 - Quantitative and Qualitative Disclosure
                         about Market Risk - (Continued)

Interest Rate Sensitivity Gap Analysis

The table below depicts the Company's interest rate sensitivity as of March 31, 1999. Allocations of assets and liabilities, including non-interest-bearing sources of funds to specific periods, are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

                                                                      Repricing Periods
                                         ------------------------------------------------------------------------
                                           Three     More than    More than    More than
                                           months  three months   six months   one year to   More than
                                          or less  to six months  to one year  three years   three years   Total
                                         --------  -------------  -----------  -----------   -----------   ------
                                                                        (in millions)
Total loans, net                            $2,530     $  841       $1,251        $2,442      $ 3,716     $10,780
Money market investments (1)                 1,327         --           --            --           --       1,327
Securities held to maturity                      2         --           --            --            1           3
Securities available for sale                  515         66          122           305          393       1,401
Other interest earning assets                  120         --           --            --           --         120
                                            ------     ------       ------        ------      -------     -------
    Total interest earning assets            4,494        907        1,373         2,747        4,110      13,631
                                            ------     ------       ------        ------      -------     -------

Cash and due from banks                        123         --           --            --           --         123
Servicing assets                                 7          7           13            43           87         157
Goodwill                                        21         20           40           160          760       1,001
Other non interest earning assets              354         --           --            --           --         354
                                            ------     ------       ------        ------      -------     -------
    Total assets                            $4,999     $  934       $1,426        $2,950      $ 4,957     $15,266
                                            ======     ======       ======        ======      =======     =======

Term certificates of deposit                $1,341     $1,575       $3,029        $  874      $   164     $ 6,983
Core deposits                                  352        276          549         1,920        1,329       4,426
                                            ------     ------       ------        ------      -------     -------
    Total deposits                           1,693      1,851        3,578         2,794        1,493      11,409
                                            ------     ------       ------        ------      -------     -------

Mortgagors' escrow                               7          7           14            55           40         123
Securities sold under agreements
to repurchase                                  201         --           50            --           --         251
Long term debt                                  --         --           --            --          200         200
Guaranteed preferred beneficial
interest in
Company's junior subordinated
debentures                                      --         --           --            --          200         200
Notes payable                                  693         --           --            --           --         693
Other liabilities                              393         --           --            --           --         393
Stockholders' equity                            --         --           --            --        1,997       1,997
                                            ------     ------       ------        ------      -------     -------
  Total liabilities and
    stockholders' equity                    $2,987     $1,858       $3,642        $2,849      $ 3,930     $15,266
                                            ======     ======       ======        ======      =======     =======

Off balance sheet financial instruments
                                            $1,400     $ (300)      $   --        $   --      $(1,100)    $    --
                                            ======     ======       ======        ======      =======     =======

Interest rate sensitivity gap              $ 3,412    $(1,224)    $ (2,216)       $  101       $  (73)

Cumulative gap                             $ 3,412    $ 2,188     $    (28)       $   73

  Interest  rate sensitivity gap as a        22.35%     (8.02)%     (14.52)%        0.66%       (0.48)%
    percentage of total assets

    Cumulative gap as a percentage of        22.35%     14.33%       (0.18)%        0.48%
       total assets

(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank has been named as a defendant in sixteen unrelated legal complaints which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are ten other instances of threatened litigation. Outside counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at this time. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition and results of operations.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K

 (a)       Exhibits

           Exhibit
           Number

            11.1    Statement Regarding Computation of Per Share Earnings

            12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

            27.1    Financial Data Schedule


 (b)         Reports on Form 8-K

On January 22, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

On January 22, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contact Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report. This Form 8-K filing was for the period December 31, 1998.

On February 24, 1999, GreenPoint Credit Corp. filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-1 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated February 17, 1999 together with the related Prospectus dated November 17, 1998; (ii) the consent of PricewaterhouseCoopers LLP to the use of its name in the "Experts" section of the Prospectus Supplement; and (iii) External Computational Materials prepared by Bear, Stearns & Co. Inc., Credit Suisse First Boston and NationsBank Montgomery Securities LLC.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
            Item 6 - Exhibits and Reports on Form 8-K - (Continued)

On March 1, 1999, GreenPoint Credit Corp. filed a current report on Form 8-K in order to file the following document: a Pooling and Servicing Agreement dated February 1, 1999 between GreenPoint Credit Corp. as Contract Seller and The First National Bank of Chicago as the Trustee in connection with the sale of approximately $631,659,215 of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-1, on February 25, 1999.

On March 11, 1999, GreenPoint Credit Corp. filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-2 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated March 10, 1999 together with the related Prospectus dated November 17, 1998; (ii) the consent of PricewaterhouseCoopers LLP to the use of its name in the "Experts" section of the Prospectus Supplement; and (iii) External Computational Materials prepared by Salomon Smith Barney Inc.

On March 26, 1999, GreenPoint Credit Corp. filed a current report on Form 8-K in order to file the following document: a Pooling and Servicing Agreement dated March 1, 1999, between GreenPoint Credit Corp. as Contract Seller and The First National Bank of Chicago as Trustee in connection with the sale of approximately $189,637,432 of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-2, on March 18, 1999.

On March 31, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

On March 31, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report. This Form 8-K filing was for the period February 28, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GreenPoint Financial Corp.


                                              By: /s/ Thomas S. Johnson
                                                  ------------------------------
                                                  Thomas S. Johnson
                                                  Chairman of the Board and
                                                  Chief Executive Officer


                                              By: /s/ Jeffrey R. Leeds
                                                  ------------------------------
                                                  Jeffrey R. Leeds
                                                  Executive Vice President and
                                                  Chief Financial Officer

Dated May 11, 1999