Form 10-Q
period 1999-06-30
GREENPOINT FINANCIAL CORP
filed 1999-08-13
CIK 911935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                   ----------

                              For the Quarter Ended
                                  June 30, 1999

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


       (212) 834-1730                           Not Applicable
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

                   |X| Yes                    |_| No

      As of August 11, 1999 there were 109,388,000 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                    FORM 10-Q

                              For the Quarter Ended
                                  June 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1 - Financial Statements

  Consolidated Statements of Financial Condition (unaudited) as of
  June 30, 1999 and December 31, 1998                                          3

  Consolidated Statements of Income (unaudited) for the quarters and six
  month periods ended June 30, 1999 and 1998                                   4

  Consolidated Statements of Comprehensive Income (unaudited) for the
  quarters and six month periods ended June 30, 1999 and 1998                  5

  Consolidated Statements of Changes in Stockholders' Equity (unaudited)
  for the six month periods ended June 30, 1999 and 1998                       6

  Consolidated Statements of Cash Flows (unaudited) for the six month
  periods ended June 30, 1999 and 1998                                         7

  Notes to the Unaudited Consolidated Financial Statements                     8


Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           17

Item 3 - Quantitative and Qualitative Disclosure about Market Risk            30

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    33

Item 4 - Submission of Matters to a Vote of Securities Holders                34

Item 6 - Exhibits and Reports on Form 8-K                                     35

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                                     June 30,          December 31,
                                                                                                       1999                1998
                                                                                                   ------------        ------------
                                                                                                (In thousands, except share amounts)
     ASSETS
Cash and due from banks                                                                            $    178,479        $    164,197
Money market investments                                                                                829,862             924,175
Loans receivable held for sale                                                                        1,733,641           1,578,062
Securities available for sale                                                                         1,056,421           1,337,584
Federal Home Loan Bank of New York stock                                                                 91,791                  --
Retained interests in securitizations                                                                    56,954              67,327
Securities held to maturity (fair value of $2,469
    and $3,287, respectively)                                                                             2,457               3,274
Trading assets                                                                                           50,227                  --
Loans receivable held for investment:
    Mortgage loans                                                                                    9,193,767           9,273,340
    Other loans                                                                                         123,897             127,238
    Deferred loan fees and unearned discount                                                             (4,143)            (14,278)
    Allowance for possible loan losses                                                                 (113,000)           (113,000)
                                                                                                   ------------        ------------
        Loans receivable held for investment, net                                                     9,200,521           9,273,300
                                                                                                   ------------        ------------
Other interest-earning assets                                                                           121,100             118,284
Servicing assets                                                                                        167,616             145,927
Accrued interest receivable, net                                                                         75,507              87,019
Banking premises and equipment, net                                                                     140,915             140,268
Deferred income taxes, net                                                                               39,751              47,400
Goodwill                                                                                                981,404           1,014,349
Other assets                                                                                            114,360             114,783
                                                                                                   ------------        ------------
        Total assets                                                                               $ 14,841,006        $ 15,015,949
                                                                                                   ============        ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    N.O.W. and checking                                                                            $    519,754        $    539,890
    Savings                                                                                           1,480,223           1,551,879
    Variable rate savings                                                                             1,947,554           1,804,491
    Money market                                                                                        492,154             524,270
    Term certificates of deposit                                                                      7,041,772           6,752,585
                                                                                                   ------------        ------------
        Total deposits                                                                               11,481,457          11,173,115
                                                                                                   ------------        ------------
Mortgagors' escrow                                                                                      115,029             128,091
Securities sold under agreements to repurchase                                                          155,057             384,908
Federal Home Loan Bank of New York advances                                                             100,000                  --
Notes payable                                                                                            91,629             608,000
Long term debt                                                                                          199,887             199,868
Guaranteed preferred beneficial interest in Company's junior subordinated
    debentures                                                                                          199,736             199,731
Accrued income taxes payable                                                                             43,832              56,958
Other liabilities                                                                                       418,605             342,702
                                                                                                   ------------        ------------
         Total liabilities                                                                           12,805,232          13,093,373
                                                                                                   ------------        ------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)                            --                  --
     Common stock ($0.01 par value; 220,000,000 shares authorized;
        110,261,164 shares issued)                                                                        1,103               1,103
    Additional paid-in capital                                                                          858,039           1,278,795
    Unallocated Employee Stock Ownership Plan (ESOP) shares                                            (107,599)           (110,101)
    Unearned stock plans shares                                                                          (3,873)             (4,459)
    Retained earnings                                                                                 1,329,236           1,273,264
    Accumulated other comprehensive income, net                                                          (7,498)              4,699
    Treasury stock, at cost (1,163,868 and 15,618,745 shares, respectively)                             (33,634)           (520,725)
                                                                                                   ------------        ------------
         Total stockholders' equity                                                                   2,035,774           1,922,576
                                                                                                   ------------        ------------
         Total liabilities and stockholders' equity                                                $ 14,841,006        $ 15,015,949
                                                                                                   ============        ============

  (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              Quarter Ended                    Six Months Ended
                                                                                 June 30,                          June 30,
                                                                       --------------------------        --------------------------
                                                                         1999              1998             1999             1998
                                                                       ---------        ---------        ---------        ---------
                                                                                (In thousands, except per share amounts)
Interest income:
     Mortgage loans held for investment                                $ 195,777        $ 200,164        $ 392,128        $ 398,825
     Loans held for sale                                                  36,229           13,864           67,015           29,931
     Money market investments                                              8,036           12,313           19,342           28,523
     Securities                                                           17,533           30,199           37,161           58,071
     Other                                                                 7,798            2,735           16,087            5,672
                                                                       ---------        ---------        ---------        ---------
        Total interest income                                            265,373          259,275          531,733          521,022
                                                                       ---------        ---------        ---------        ---------

Interest expense:
     Deposits                                                            118,506          116,009          234,431          232,011
     Trading liabilities                                                      13               15               33               35
     Securities sold under agreements to repurchase                        3,081            7,441            9,650           18,311
     Notes payable                                                           708            2,808            8,106            5,358
     Long-term debt                                                        8,042            8,041           16,085           16,082
                                                                       ---------        ---------        ---------        ---------
        Total interest expense                                           130,350          134,314          268,305          271,797
                                                                       ---------        ---------        ---------        ---------
Net interest income                                                      135,023          124,961          263,428          249,225
Provision for possible loan losses                                        (1,657)          (3,170)          (4,454)          (7,182)
                                                                       ---------        ---------        ---------        ---------
Net interest income after provision for
  possible loan losses                                                   133,366          121,791          258,974          242,043
                                                                       ---------        ---------        ---------        ---------
Non-interest income:
Income from fees and commissions:
     Mortgage loan operations fee income                                   5,718            4,408           10,857            7,905
     Loan servicing fees                                                  21,006              775           43,782            1,892
     Banking services fees and commissions                                 7,579            6,680           14,548           13,086
Net gain on securities                                                       410              287            1,018            1,422
Net gain on sales of loans                                                57,953           22,789          114,410           53,647
Other income                                                               1,625              637            3,863              823
                                                                       ---------        ---------        ---------        ---------
        Total non-interest income                                         94,291           35,576          188,478           78,775
                                                                       ---------        ---------        ---------        ---------

Non-interest expense:
     Salaries and benefits                                                52,626           31,493          106,081           66,032
     Employee Stock Ownership and stock plans
       expense                                                             5,475            6,098           10,731           11,661
     Net expense of premises and equipment                                18,534           14,282           36,906           28,253
     Advertising                                                           2,330            1,740            4,055            3,501
     Federal deposit insurance premiums                                      652              669            1,309            1,350
     Charitable and educational foundation                                 1,875            1,875            3,750            3,750
     Other administrative expenses                                        26,955           15,667           72,718           30,369
     Other real estate owned operating income, net                          (924)          (2,035)          (2,872)          (3,604)
     Goodwill amortization                                                19,890           11,561           39,848           23,123
     Restructuring charge                                                     --               --            6,000               --
     Non-recurring personnel expense                                          --               --               --            8,335
                                                                       ---------        ---------        ---------        ---------
       Total non-interest expense                                        127,413           81,350          278,526          172,770
                                                                       ---------        ---------        ---------        ---------

Income before income taxes                                               100,244           76,017          168,926          148,048
Income taxes related to earnings                                          40,348           29,550           74,002           59,563
Income taxes related to S corporation conversion                              --               --               --           18,488
                                                                       ---------        ---------        ---------        ---------
Net income                                                             $  59,896        $  46,467        $  94,924        $  69,997
                                                                       =========        =========        =========        =========
Basic earnings per share                                               $    0.63        $    0.56        $    1.00        $    0.85
                                                                       =========        =========        =========        =========
Diluted earnings per share                                             $    0.61        $    0.54        $    0.98        $    0.82
                                                                       =========        =========        =========        =========

 (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                           Quarter Ended                     Six Months Ended
                                                                              June 30,                            June 30,
                                                                     --------------------------          --------------------------
                                                                       1999              1998              1999              1998
                                                                     --------          --------          --------          --------
                                                                                   (In thousands)
Net income                                                           $ 59,896          $ 46,467          $ 94,924          $ 69,997
                                                                     --------          --------          --------          --------

 Other comprehensive income, before tax:
     Unrealized (loss) gain on securities:
         Unrealized holding (loss) gain
            arising during period                                     (16,020)            4,718           (20,144)            7,811
         Less: reclassification adjustment
            for gains included in net income                              410               287             1,018             1,422
                                                                     --------          --------          --------          --------
Other comprehensive income, before tax                                (16,430)            4,431           (21,162)            6,389

Income tax expense related to items of
            other comprehensive income                                  6,962            (1,893)            8,965            (2,779)
                                                                     --------          --------          --------          --------

Other comprehensive income, net of tax                                 (9,468)            2,538           (12,197)            3,610
                                                                     --------          --------          --------          --------

Total comprehensive income, net of tax                               $ 50,428          $ 49,005          $ 82,727          $ 73,607
                                                                     ========          ========          ========          ========

 (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                  ---------------------------------
                                                                                                     1999                   1998
                                                                                                  -----------           -----------
                                                                                                             (In thousands)
Common stock
Balance at beginning of period                                                                    $     1,103           $     1,103
                                                                                                  -----------           -----------
Balance at end of period                                                                                1,103                 1,103
                                                                                                  -----------           -----------

Additional paid-in capital
Balance at beginning of period                                                                      1,278,795               830,561
Reissuance of treasury stock                                                                         (431,823)                  712
Issuance of common stock                                                                                   --                62,453
Constructive recapitalization of S corporation undistributed earnings                                      --                29,354
Amortization of ESOP shares committed to be released                                                    7,571                 8,521
Amortization of stock plans shares                                                                         72                   963
Tax benefit for vested stock plans shares                                                               3,424                16,170
                                                                                                  -----------           -----------
Balance at end of period                                                                              858,039               948,734
                                                                                                  -----------           -----------

Unallocated ESOP shares
Balance at beginning of period                                                                       (110,101)             (114,939)
Amortization of ESOP shares committed to be released                                                    2,502                 2,421
                                                                                                  -----------           -----------
Balance at end of period                                                                             (107,599)             (112,518)
                                                                                                  -----------           -----------

Unearned stock plans shares
Balance at beginning of period                                                                         (4,459)               (7,019)
Amortization of stock plans shares                                                                        586                 1,974
                                                                                                  -----------           -----------
Balance at end of period                                                                               (3,873)               (5,045)
                                                                                                  -----------           -----------

Retained earnings
Balance at beginning of period                                                                      1,273,264             1,208,818
Net income                                                                                             94,924                69,997
Constructive recapitalization of S corporation undistributed earnings                                      --               (29,354)
Dividends declared                                                                                    (38,952)              (22,560)
Accrued distribution to S corporation stockholders                                                         --               (13,749)
Reissuance of treasury stock                                                                               --                (5,232)
                                                                                                  -----------           -----------
Balance at end of period                                                                            1,329,236             1,207,920
                                                                                                  -----------           -----------

Accumulated other comprehensive income, net
Balance at beginning of period                                                                          4,699                (3,555)
Net change in accumulated other comprehensive income, net                                             (12,197)                3,610
                                                                                                  -----------           -----------
Balance at end of period                                                                               (7,498)                   55
                                                                                                  -----------           -----------

Treasury stock, at cost
Balance at beginning of period                                                                       (520,725)             (578,835)
Reissuance of treasury stock                                                                          487,091                13,496
Purchase of treasury stock                                                                                 --               (86,322)
                                                                                                  -----------           -----------
Balance at end of period                                                                              (33,634)             (651,661)
                                                                                                  -----------           -----------

Total stockholders' equity                                                                        $ 2,035,774           $ 1,388,588
                                                                                                  ===========           ===========

 (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                       ----------------------------
                                                                                                           1999             1998
                                                                                                       -----------      -----------
                                                                                                              (In thousands)
Cash flows from operating activities:
Net income                                                                                             $    94,924      $    69,997
Adjustments to reconcile net income to net cash  provided by (used in) operating activities:
     Provision for possible loan losses                                                                      4,454            7,182
     Depreciation and amortization of premises and equipment                                                15,009           10,892
     Goodwill amortization                                                                                  39,848           23,123
     Accretion of discount on securities, net of premium amortization                                       (3,410)          (3,291)
     Net change in trading assets                                                                              (97)          24,877
     Net change in trading liabilities                                                                          --          (10,592)
     Net change in retained interests in securitizations                                                    11,376           (8,190)
     ESOP and stock plans expense                                                                           10,731           11,661
     Non-recurring personnel expense                                                                            --            8,335
     Gain on securities transactions                                                                        (1,018)          (1,422)
     Net change in loans held for sale                                                                     (46,055)        (193,122)
     Net gain on loans held for sale                                                                      (114,410)         (53,647)
     Net gain on sales of other real estate owned                                                           (3,398)          (5,088)
     Capitalization of servicing rights                                                                    (47,030)          (8,883)
     Amortization and impairment of servicing rights                                                        25,341            7,648
     Deferred income taxes                                                                                  16,610           29,514
     Increase in other assets                                                                               (3,604)         (11,617)
     Increase in other liabilities                                                                          27,255           35,425
     Other, net                                                                                            (11,017)          (2,180)
                                                                                                       -----------      -----------
          Net cash provided by (used in) operating activities                                               15,509          (69,378)
                                                                                                       -----------      -----------
Cash flows from investing activities:
    Loan originations, net of principal repayments                                                          71,325         (228,897)
    Proceeds from sales of other real estate owned                                                          11,534           13,765
    Purchases of securities available for sale                                                          (1,476,353)      (1,781,912)
    Proceeds from maturities of securities available for sale                                            1,626,020        1,407,621
    Proceeds from sales of securities available for sale                                                     1,018          351,911
    Principal repayments on securities                                                                     113,533          146,126
    Purchase of Federal Home Loan Bank stock                                                               (91,791)              --
    Purchases of premises and equipment                                                                    (15,656)         (12,248)
                                                                                                       -----------      -----------
          Net cash provided by (used in) investing activities                                              239,630         (103,634)
                                                                                                       -----------      -----------
Cash flows from financing activities:
    Net deposits (withdrawals) from depositors' accounts                                                   307,798         (157,806)
    Borrowing on notes payable                                                                           2,810,790        3,461,363
    Payments on notes payable                                                                           (3,327,413)      (3,418,646)
    Net increase (decrease) on lease payable                                                                   252             (100)
    Proceeds from Federal Home Loan Bank stock                                                             100,000               --
    Payments for cash dividends                                                                            (38,952)         (22,560)
    Stock offering                                                                                          47,351           62,453
    Exercise of stock options                                                                                7,917            8,978
    Purchase of treasury stock                                                                                  --          (86,322)
    Securities sold under agreements to repurchase                                                        (229,851)          43,451
    Net (decrease) increase in mortgagors' escrow                                                          (13,062)          20,765
                                                                                                       -----------      -----------
          Net cash used in financing activities                                                           (335,170)         (88,424)
                                                                                                       -----------      -----------
    Net decrease in cash and cash equivalents                                                              (80,031)        (261,436)
    Cash and cash equivalents at beginning of period                                                     1,088,372        1,157,503
                                                                                                       -----------      -----------
    Cash and cash equivalents at end of period                                                         $ 1,008,341      $   896,067
                                                                                                       ===========      ===========
Non-cash activities:
    Additions to other real estate owned, net                                                          $     4,638      $    13,265
                                                                                                       ===========      ===========
    Loans to facilitate sales of other real estate                                                     $        --      $    11,907
                                                                                                       ===========      ===========
    Unsettled trades                                                                                   $    50,130      $   142,507
                                                                                                       ===========      ===========
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                                         $    76,873      $    63,421
                                                                                                       ===========      ===========
    Interest paid                                                                                      $   243,918      $   258,656
                                                                                                       ===========      ===========

 (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

(a) Basis of Presentation

The unaudited consolidated financial statements of GreenPoint Financial Corp. and Subsidiaries ("GreenPoint" or the "Company") are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's interim financial condition as of the dates indicated and the results of operations for the periods presented have been included. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. The results of operations for the interim periods shown are not necessarily indicative of results that may be expected for the entire year.

The unaudited consolidated interim financial statements presented should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report to shareholders for the year ended December 31, 1998.

(b) Accounting for Loan Sales

The Company sells loans both in the whole loan market as well as through various securitization vehicles.

When the Company sells mortgages on a whole loan basis, in some cases it retains the servicing rights related to the loans. In instances where the Company does not retain the servicing rights to the loans, the gain or loss on the sale is equal to the difference between the proceeds received and the book basis of the loans sold. In instances where the Company does retain the servicing rights, the gain or loss also depends in part on the fair value attributed to the servicing rights.

When the Company securitizes manufactured housing loans and mortgages it may retain interest-only strips, one or more subordinated tranches, servicing rights and in some cases a cash reserve account, all of which are retained interests in the securitized assets. In addition, the Company may provide a corporate guarantee issued by GreenPoint Bank (the "Bank") and backed by a letter of credit. In calculating the gain or loss on the sale, the Company allocates the previous cost basis of the loans sold between the assets sold and the retained interests and servicing rights based on their relative fair values at the date of sale. The corporate guarantee is recorded at its estimated fair value at the date of sale which reduces the proceeds of the sale. A gain or loss is recognized as the difference between the proceeds from the sale and the allocated cost basis of the assets sold. Subsequent to the sale, interest-only strips and subordinated tranches are carried at fair value and the accounting for servicing rights and the corporate guarantee is based in part on fair values.

To obtain fair values, quoted market prices are used if available. Because fair market quotes are generally not available for retained interests, servicing rights and corporate guarantees, the Company generally estimates fair value based upon the present value of estimated future cash flows using assumptions of prepayments, defaults, servicing costs, loss severity rates, and discount rates that the Company believes market participants would use for similar assets and liabilities.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Business Combinations

On March 30, 1999, the Company completed the acquisition of Headlands Mortgage Company ("Headlands"). The acquisition was accounted for as a tax-free pooling of interests, with 0.62 shares of the Company's stock being exchanged for each share of Headlands stock. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of GreenPoint and Headlands. The acquisition of GreenPoint Credit Corp. ("GreenPoint Credit") on September 30, 1998 was recorded as a purchase, and accordingly the prior period comparisons do not include GreenPoint Credit results.

There were no transactions between GreenPoint and Headlands prior to the acquisition. Certain reclassifications were made to the Headlands financial statements to conform to GreenPoint's presentations.

The following table represents a reconciliation of net interest income and net income previously reported by the Company to those presented in the accompanying consolidated financial statements.

                                           Quarter Ended       Six Months Ended
                                           June 30, 1998        June 30, 1998
                                           -------------       ----------------
                                                      (In thousands)
Net interest income
      GreenPoint                             $ 118,907            $ 238,257
      Headlands                                  6,054               10,968
                                             ---------            ---------
Combined                                     $ 124,961            $ 249,225
                                             =========            =========

Net income (loss)
      GreenPoint                             $  39,415            $  73,001
      Headlands                                  7,052               (3,004)
                                             ---------            ---------
Combined                                     $  46,467            $  69,997
                                             =========            =========

3. Stock Incentive Plan

For the six months ended June 30, 1999, the Company granted options to purchase 1,566,000 shares of the Company's common stock to certain officers, at an average exercise price of $32.43. These awards vest over two to three years on the anniversary dates of the awards.

4. Non-Employee Directors' Stock Option Grants

During the six months ended June 30, 1999, the Company granted options to purchase 44,000 shares of the Company's common stock to non-employee directors, at an average exercise price of $34.75. These awards vest after one year on the anniversary dates of the awards.

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

The accompanying consolidated statements of income for the quarter and six months ended June 30, 1999 and 1998 reflect the income tax expense of the Company as if it had been subject to federal and state C corporation income taxes for all periods presented. The information also takes into consideration the one-time, non-cash charge relating to deferred income taxes on historical earnings resulting from termination of Headlands' S corporation status.

6. Loans Receivable Held for Sale

The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

                                                          June 30,      December 31,
                                                             1999           1998
                                                         -----------    -----------
                                                                (In thousands)
Loans receivable held for sale:
  Residential mortgage loans                             $   877,848    $   838,026
  Home equity lines of credit                                275,034         68,135
  Manufactured housing loans                                 487,737        535,237
  Manufactured housing land/home loans                        98,916        139,088
  Guaranteed student loans                                     2,370          3,340
  Deferred loan origination fees and unearned discount        (8,264)        (5,764)
                                                         -----------    -----------
   Loans receivable held for sale, net                   $ 1,733,641    $ 1,578,062
                                                         ===========    ===========

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Securities

Securities held at June 30, 1999 are summarized as follows:

                                                                                         Gross            Gross
                                                                      Amortized        Unrealized       Unrealized
                                                                         Cost            Gains            Losses          Fair Value
                                                                      ----------       ----------       ----------        ----------
                                                                                       (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency Obligations:
Agency notes/Asset-backed securities                                  $   86,037       $       32       $     (810)       $   85,259
Mortgage-backed securities                                               608,611                2          (12,028)          596,585
Collateralized mortgage obligations                                      180,972               25             (643)          180,354
Trust certificates collateralized by GNMA securities                      20,289               --              (51)           20,238
Commercial paper                                                          75,139               --               --            75,139
Corporate bonds                                                           24,276               --             (392)           23,884
Corporate asset-backed securities                                         25,000               --              (63)           24,937
Other                                                                     50,017               10               (2)           50,025
                                                                      ----------       ----------       ----------        ----------
       Total securities available for sale                            $1,070,341       $       69       $  (13,989)       $1,056,421
                                                                      ==========       ==========       ==========        ==========

Securities Held to Maturity
Tax exempt municipals                                                 $      555       $       12       $       --        $      567
Other                                                                      1,902               --               --             1,902
                                                                      ----------       ----------       ----------        ----------
        Total securities held to maturity                             $    2,457       $       12       $       --        $    2,469
                                                                      ==========       ==========       ==========        ==========

Trading Assets
U.S. Treasury notes/bills                                             $   50,125       $      102       $       --        $   50,227
                                                                      ==========       ==========       ==========        ==========

Securities held at December 31, 1998 are summarized as follows:

                                                                                         Gross            Gross
                                                                      Amortized        Unrealized       Unrealized
                                                                         Cost            Gains            Losses          Fair Value
                                                                      ----------       ----------       ----------        ----------
                                                                                       (In thousands)
Securities Available for Sale
U.S. Government and Federal Agency Obligations:
Agency notes/Asset-backed securities                                  $  260,500       $      123       $     (313)       $  260,310
Mortgage-backed securities                                               560,992            5,505              (52)          566,445
Collateralized mortgage obligations                                      206,246            3,414              (81)          209,579
Trust certificates collateralized by GNMA securities                      26,611               --             (107)           26,504
Commercial paper                                                         145,705               --               --           145,705
Corporate bonds                                                           24,268               22              (57)           24,233
Corporate asset-backed securities                                         25,000               --             (141)           24,859
Other                                                                     80,017                9              (77)           79,949
                                                                      ----------       ----------       ----------        ----------
        Total securities available for sale                           $1,329,339       $    9,073       $     (828)       $1,337,584
                                                                      ==========       ==========       ==========        ==========
Securities Held to Maturity
Tax exempt municipals                                                 $      575       $       13       $       --        $      588
Other                                                                      2,699               --               --             2,699
                                                                      ----------       ----------       ----------        ----------
        Total securities held to maturity                             $    3,274       $       13       $       --        $    3,287
                                                                      ==========       ==========       ==========        ==========

Estimated fair values for securities are based on published market or securities dealers' estimated prices.
During the quarter ended June 30, 1999, the Company sold no available for sale securities.
Expired option contracts generated $0.4 million in gains.
During the quarter ended June 30, 1999, the Company sold $98.0 million in trading assets, resulting in gross realized gains of $37 thousand and gross realized losses of $40 thousand.
The average maturities of the securities available for sale, held to maturity, and trading assets at June 30, 1999 are approximately 11.6, 9.7 and 2.0 years, respectively.
Mortgage-backed securities and collateralized mortgage obligations, most of which have contractual maturities of more than 10 years, are subject to scheduled and non-scheduled principal payments, which shorten the average life to an estimated 5.2 years.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Loan Sales

During the quarter ended June 30, 1999, the Company sold $810.1 million of manufactured housing loans in a securitization transaction for a gain of $20.6 million. The Company retained servicing responsibilities and subordinated interests related to this securitization. The Company receives annual servicing fees approximating 1.0% for these manufactured housing loans and rights to future cash flows arising after the investors in the securitization trust receive the return for which they are contracted. The investors and the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due except for the liability under the corporate guarantee related to this securitization which totaled $9.6 million. In addition, the Company's retained interests are generally subordinate to investors' interests.

Key economic assumptions used in measuring the significant retained interests resulting from the securitization completed during the quarter ended June 30, 1999 were as follows:

                                                         Quarter Ended
                                                         June 30, 1999
                                                 ------------------------------
                                                   Manufactured Housing Loans
                                                 Fixed Rate       Variable Rate
                                                 ----------       -------------

   Weighted average prepayment rate (1)             10.20%            14.60%
   Weighted average life (in years)                   5.5               4.4
   Weighted average default rate                     3.69%             3.86%
   Loss severity rate                               57.40%            51.40%
   Asset cash flows discounted at                      14%               14%
   Corporate guarantee discounted at                    6%                6%

   (1) Excludes weighted average default rate.

During the quarters ended June 30, 1999 and 1998, the Company also sold as whole loans certain mortgage loans with principal balances outstanding of $2.2 billion and $1.9 billion, respectively, for pretax gains of $37.4 million and $22.8 million, respectively. The Company retained servicing on a portion of those mortgages but did not retain any other interests in those mortgages.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Securitization Interests

Securitization interests consist of various assets and liabilities generated by the Company's loan securitization activities. These interests include servicing rights, retained interest in securitizations and corporate guarantees. These interests are summarized as follows:

Retained Interests in Securitizations:

                                               June 30, 1999
                                --------------------------------------------
                                                Manufactured
                                Mortgage           Housing           Total
                             ---------------   ---------------   --------------
                                               (In thousands)
Subordinated certificates       $  7,075          $     --          $  7,075
Interest-only strip                8,482            12,307            20,789
Transferor interest               29,090                --            29,090
                                --------          --------          --------
                                $ 44,647          $ 12,307          $ 56,954
                                ========          ========          ========

                                             December 31, 1998
                                --------------------------------------------
                                                Manufactured
                                Mortgage           Housing           Total
                             ---------------   ---------------   --------------
                                               (In thousands)
Subordinated certificates       $ 20,984          $     --          $ 20,984
Interest-only strip               12,736             9,207            21,943
Transferor interest               24,400                --            24,400
                                --------          --------          --------
                                $ 58,120          $  9,207          $ 67,327
                                ========          ========          ========

Servicing Assets:
                                June 30,        December 31,
                                  1999              1998
                             ---------------   ---------------
                                      (In thousands)
Mortgage                        $ 44,627          $ 30,870
Manufactured housing             122,989           115,057
                                --------          --------
                                $167,616          $145,927
                                ========          ========

Corporate Guarantees:

The Company has issued corporate guarantees with respect to $2.4 billion of securitized manufacturing housing loans. The maximum amount of recourse exposure under these corporate guarantees amounts to $270.8 million and $84.3 million as of June 30, 1999 and December 31, 1998, respectively. The Company has established a liability for its estimated losses under these corporate guarantees of $15.7 million and $5.2 million as of June 30, 1999 and December 31, 1998, respectively.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


10. Notes Payable

Notes payable consist of the following:

                                                   June 30,         December 31,
                                                     1999               1998
                                                -------------       ------------
                                                          (In thousands)
Warehouse line of credit with banks,
expiring on November 4, 1999, $220 million
at June 30, 1999 and $750 million at
December 31, 1998, and interest bearing
variable interest rates, including a rate
adjusted for compensating balances.             $      85,000       $   601,623

Master base agreement with a leasing
company, secured by fixed assets of
the Company, bearing various interest
rates based on LIBOR.                                   6,629            6,377
                                                -------------       -----------
                                                $      91,629       $   608,000
                                                =============       ===========

11. Restructuring Charge

For the quarter ended March 31, 1999, the Company recorded a pre-tax restructuring charge of $6.0 million pertaining to the integration of Headlands and GreenPoint Mortgage. At June 30, 1999 approximately $5.5 million remains of this reserve, which will be utilized to absorb related severance expense.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Business Segments

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

The accounting policies of the segments are the same as described in Note 1 "Summary of Significant Accounting Policies." The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment. The expenses relating to the executive, strategic planning, information systems personnel, finance, audit and human resources functions of the Company are not allocated to individual operating segments. As the Company purchased the Manufactured Housing business segment on September 30, 1998, financial information pertaining to this segment is presented only for 1999.

                                                                     Quarter Ended June 30, 1999
                                 ---------------------------------------------------------------------------------------------------
                                                                       Manuf.         Segment                          Consolidated
                                   Mortgage          Consumer         Housing          Totals        Other (1)             Totals
                                 -----------        -----------     -----------     -----------     -----------        ------------
                                                                        (In thousands)
Net interest income              $    65,776        $    51,023     $     7,423     $   124,222     $    10,801         $   135,023
Income from fees and commissions       5,004              7,575           1,522          14,101           1,317              15,418
Loan servicing fees                      524                 --          20,482          21,006              --              21,006
Net gain on sales of loans            37,377                 17          20,559          57,953              --              57,953
Depreciation and amortization          3,605             12,321           8,931          24,857           5,304              30,161
Segment income (loss)
before taxes                          70,950             26,188          11,355         108,493          (8,249)            100,244
Other significant non-cash items:
ESOP and stock plans expense           1,179              1,197           2,069           4,445           1,030               5,475
------------------------------------------------------------------------------------------------------------------------------------
Total assets                     $10,484,497        $12,008,189     $ 1,333,275     $23,825,961     $(8,984,955)        $14,841,006
------------------------------------------------------------------------------------------------------------------------------------

                                                                     Quarter Ended June 30, 1998
                                 ---------------------------------------------------------------------------------------------------
                                                                       Manuf.         Segment                          Consolidated
                                   Mortgage          Consumer         Housing          Totals        Other (1)             Totals
                                 -----------        -----------     -----------     -----------     -----------        ------------
                                                                        (In thousands)
Net interest income              $    67,988        $    55,172     $        --     $   123,160     $     1,801         $   124,961
Income from fees and commissions       4,132              6,680              --          10,812             664              11,476
Loan servicing fees                      775                 --              --             775              --                 775
Net gain on sales of loans            22,775                 14              --          22,789              --              22,789
Depreciation and amortization          2,221             12,991              --          15,212           2,061              17,273
Segment income (loss)
before taxes                          63,020             29,417              --          92,437         (16,420)             76,017
Other significant non-cash items:
ESOP and stock plans expense           1,965              1,997              --           3,962           2,136               6,098
------------------------------------------------------------------------------------------------------------------------------------
Total assets                     $10,125,632        $11,387,277     $        --     $21,512,909     $(6,953,055)(3)     $14,559,854
------------------------------------------------------------------------------------------------------------------------------------

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                   Six Months Ended June 30, 1999
                                 ---------------------------------------------------------------------------------------------------
                                                                       Manuf.         Segment                          Consolidated
                                   Mortgage          Consumer         Housing          Totals        Other (1)             Totals
                                 -----------        -----------     -----------     -----------     -----------        ------------
                                                                        (In thousands)
Net interest income              $   134,177        $   101,626     $    12,838     $   248,641     $    14,787         $   263,428
Income from fees and commissions      10,864             14,541           3,685          29,090             674              29,764
Loan servicing fees                    1,030                 --          42,752          43,782              --              43,782
Net gain on sales of loans            74,503                 52          39,855         114,410              --             114,410
Depreciation and amortization          6,646             24,684          17,971          49,301           5,556              54,857
Segment income (loss)
before taxes                         132,424(2)          51,738          21,736         205,898         (36,972)            168,926
Other significant non-cash items:
ESOP and stock plans expense           2,328              2,372           4,051           8,751           1,980              10,731
------------------------------------------------------------------------------------------------------------------------------------
Total assets                     $10,484,497        $12,008,189     $ 1,333,275     $23,825,961     $(8,984,955)(3)     $14,841,006
------------------------------------------------------------------------------------------------------------------------------------

                                                                   Six Months Ended June 30, 1998
                                 ---------------------------------------------------------------------------------------------------
                                                                       Manuf.         Segment                          Consolidated
                                   Mortgage          Consumer         Housing          Totals        Other (1)             Totals
                                 -----------        -----------     -----------     -----------     -----------        ------------
                                                                        (In thousands)
Net interest income              $   133,770        $   109,535     $        --     $   243,305     $     5,920         $   249,225
Income from fees and commissions       7,715             13,086              --          20,801             856              21,657
Loan servicing fees                    1,892                 --              --           1,892              --               1,892
Net gain on sales of loans            53,604                 43              --          53,647              --              53,647
Depreciation and amortization          4,108             25,950              --          30,058           3,957              34,015
Segment income (loss)
before taxes                         129,736             56,803              --         186,539         (38,491)            148,048
Other significant non-cash items:
ESOP and stock plans expense           3,829              3,996              --           7,825           3,836              11,661
------------------------------------------------------------------------------------------------------------------------------------
Total assets                     $10,125,632        $11,387,277     $        --     $21,512,909     $(6,953,055)(3)     $14,559,854
------------------------------------------------------------------------------------------------------------------------------------

(1)   Represents unallocated corporate amounts.
(2) Segment income includes $13.9 million of expenses related to the Headlands acquisition. Excluding this non-recurring charge, segment income would be $146.3 million.
(3) For the purpose of internal management reporting, the Company records intersegment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Intersegment assets and liabilities eliminated for consolidation purposes were $11.3 billion and $10.7 billion for the six months ended June 30, 1999 and 1998, respectively. Net interest income corresponding to the assumed funds transfers is allocated accordingly.

13. Impact of Recent Accounting Pronouncement

In June 1999, The Financial Accounting Standards Board ("FASB") issued Statement No. 137, "Accounting for Derivative and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133", which delayed the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 will be effective for the Company on January 1, 2001. Management of the Company is in the process of assessing the impact of the adoption of SFAS 133 on the Company's earnings and financial position.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 Item 2 -Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                                                                         Quarter Ended
                                                     ------------------------------------------------------------------------------
                                                       Jun. 30,         Mar. 31,         Dec. 31,        Sep. 30,        Jun. 30,
                                                         1999             1999             1998            1998            1998
                                                     -------------    -------------   ------------   -------------   --------------
Performance Ratios (Annualized):
Core cash earnings return on average
  assets (1)                                              2.31%           2.22%(2)          1.65%           1.98%           1.88%
Core cash earnings return on average
  equity (1)                                             17.02           16.98(2)          12.97           16.11           18.86
Core return on average assets                             1.62            1.54(2)           0.98            1.50            1.36
Core return on average equity                            11.95           12.12(2)           7.70           12.19           13.66
Net interest margin                                       4.10            3.83              3.97            4.03            3.94
Net interest spread during period                         3.75            3.51              3.66            3.59            3.62
Operating expense to average assets(4)                    2.94            2.82              2.88            2.17            2.10
Efficiency ratio (5)                                      47.3            47.4              56.6            43.6            44.7
Average interest-earning assets to average
  interest bearing liabilities                           1.09x           1.08x             1.08x           1.11x           1.08x

Regulatory Capital Ratios:
Company:
    Leverage capital (6)                                  9.04%           8.48%             7.90%           8.15%           7.86%
    Risk-based capital (6):
           Tier 1                                        12.21           12.68             12.65           13.29           14.98
           Total                                         13.27           13.90             13.90           14.54           16.24
Bank:
    Leverage capital (6)                                  7.80            7.08              6.75            6.71            7.79
    Risk-based capital (6):
           Tier 1                                        10.48           10.58             10.74           10.90           14.83
           Total                                         11.55           11.81             11.99           12.16           16.08

Per Share Data:
    Core cash earnings (1)*                            $  0.87         $  0.86(2)        $  0.64         $  0.75         $  0.75
    Common book value**                                $ 20.75         $ 20.39           $ 19.99         $ 19.91         $ 16.39
    Tangible common book value**                       $ 10.74         $ 10.17           $  9.45         $  9.26         $  9.85

*   Average shares used in calculation              98,189,000      96,372,000        96,070,000      93,397,000      85,538,000
**  Period-end shares used in calculation           98,129,000      97,969,000        96,154,000      96,178,000      84,703,000
    Total shares issued and outstanding            109,097,000     108,909,000       106,908,000     107,386,000      95,597,000

Asset Quality Ratios:
    Non-performing loans to total loans held
        for investment                                    2.72%           2.97%             3.03%           3.16%           3.39%
    Non-performing assets to total assets                 1.76            1.88              1.98            2.12            2.36

Allowance for possible loan losses to:
    Non-performing loans                                 44.65           40.60             39.63           37.92           35.79
    Total loans held for investment                       1.21            1.21              1.20            1.20            1.21

Earnings to combined fixed charges and
  preferred stock dividends (7):
    Excluding interest on deposits                      11.02x           7.94x             7.09x          10.20x           9.17x
    Including interest on deposits                       1.78x           1.55x             1.47x           1.69x           1.61x

                                                             Six Months Ended
                                                     ---------------------------------
                                                         Jun. 30,         Jun. 30,
                                                           1999              1998
                                                     ---------------   ---------------
Performance Ratios (Annualized):
Core cash earnings return on average
  assets (1)                                               2.26%(2)          1.87%(3)
Core cash earnings return on average
  equity (1)                                              17.00(2)          18.86(3)
Core return on average assets                              1.58(2)           1.36(3)
Core return on average equity                             11.88(2)          13.75(3)
Net interest margin                                        3.97              3.90
Net interest spread during period                          3.63              3.60
Operating expense to average assets(4)                     2.88              2.11
Efficiency ratio (5)                                       47.3              44.2
Average interest-earning assets to average
  interest bearing liabilities                            1.08x             1.07x

Regulatory Capital Ratios:
Company:
    Leverage capital (6)
    Risk-based capital (6):
           Tier 1
           Total
Bank:
    Leverage capital (6)
    Risk-based capital (6):
           Tier 1
           Total

Per Share Data:
    Core cash earnings (1)*                             $  1.73(2)        $  1.51(3)
    Common book value**                                     N/A               N/A
    Tangible common book value**                            N/A               N/A

*   Average shares used in calculation
**  Period-end shares used in calculation
    Total shares issued and outstanding

Asset Quality Ratios:
    Non-performing loans to total loans held
        for investment
    Non-performing assets to total assets

Allowance for possible loan losses to:
    Non-performing loans
    Total loans held for investment

Earnings to combined fixed charges and
  preferred stock dividends (7):
    Excluding interest on deposits                        9.49x             8.96x
    Including interest on deposits                        1.66x             1.59x

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

1. General

GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a bank holding company with four principal subsidiaries. GreenPoint Bank (the "Bank") is a New York state-chartered savings bank. The Bank has $11.5 billion in deposits in 73 branches serving more than 400,000 households in the Greater New York City area. During the second quarter GreenPoint Mortgage Corp. ("GreenPoint Mortgage") and Headlands Mortgage Company ("Headlands") combined operations. GreenPoint Mortgage is the leading national lender in no documentation ("No Doc") residential mortgages. Headlands, headquartered in Larkspur, California, specialized in Alternative A ("Alt A") mortgage lending. Alt A borrowers have strong credit backgrounds but require loan terms that do not meet other agency criteria. The acquisition of Headlands was completed on March 30, 1999 and was recorded as a pooling of interests. Accordingly, the financial information has been restated for all periods prior to the business combination to include the combined financial results of GreenPoint and Headlands. GreenPoint Credit Corp. ("GreenPoint Credit"), headquartered in San Diego, California, is the second largest lender nationally in the manufactured housing finance industry.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are based on management's current expectations. These forward-looking statements include information concerning possible or assumed future results of operations and business plans, including those relating to earnings growth, revenue growth, origination volume, expense levels, and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions, including integration activities relating to the recently consummated acquisition of Headlands Mortgage Company; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition; the level of defaults and prepayments on loans made by the Company and each of its affiliates; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which could adversely affect the ability of the Company to sell or securitize mortgage and manufactured housing originations on a favorable or timely basis; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

2. Operating Results

The second quarter's results include the following:

o Net income was $59.9 million, an increase of 29% over the second quarter of 1998. Net income was $94.9 million, inclusive of non-recurring costs and charges, for the six months ended June 30, 1999, an increase of 36% over the comparable 1998 period. Net income per diluted share was $0.61 for the quarter, an increase of 13% over the second quarter of 1998. Net income per diluted share for the six months ended June 30, 1999 was $0.98, an increase of 20% over the comparable 1998 period. The significant increase in net income reflects the full impact of the GreenPoint Credit and Headlands acquisitions.

o Total loan originations for the second quarter of 1999 were $3.9 billion, an increase of 41% over the second quarter of 1998, and an increase of 1% compared to the prior quarter. Mortgage originations for the same period were $3.1 billion, an increase of 11% over the second quarter of 1998, and a decrease of 2% compared to the prior quarter. Manufactured housing loan originations for the quarter showed strong growth to a record $839 million, an increase of 17% over the first quarter of 1999.

o GreenPoint Credit securitized and sold $810.1 million of manufactured housing loans for a gain of $20.6 million.

o GreenPoint recorded a gain of $37.4 million from whole loan mortgage sales of $2.2 billion.

o Asset quality improved substantially over 1998, as non-performing loans decreased 11% to $253.1 million, and non-performing assets decreased 12% to $260.5 million at June 30, 1999.

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

                                                         Quarter Ended                   Six Months Ended
                                            ------------------------------------      ----------------------
                                            June 30,      March 31,     June 30,      June 30,      June 30,
                                              1999          1999          1998          1999          1998
                                            --------      --------      --------      --------      --------
                                                      (In thousands, except per share amounts)
Net income                                  $ 59,896      $ 35,028      $ 46,467      $ 94,924      $ 69,997
Non-recurring items, net of tax (1)               --        22,503            --        22,503        23,656
                                            --------      --------      --------      --------      --------
 Core net income                              59,896        57,531        46,467       117,427        93,653

Add back:
      Goodwill expense                        19,890        19,958        11,561        39,848        23,123
      Employee stock plans expense             5,475         5,256         6,098        10,731        11,661
                                            --------      --------      --------      --------      --------

      Core cash earnings                    $ 85,261      $ 82,745      $ 64,126      $168,006      $128,437
                                            ========      ========      ========      ========      ========

      Core cash earnings per share (2)      $   0.87      $   0.86      $   0.75      $   1.73      $   1.51
                                            ========      ========      ========      ========      ========

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Net Interest Income

Net interest income on a taxable equivalent basis increased by $9.7 million, or 8%, over the second quarter of 1998, and by $13.7 million, or 5%, in the first six months of 1999, versus the comparable periods in 1998. The improvement in net interest income reflects a rise in interest earning assets and improvement in net interest margin.

Interest income on mortgages held for investment decreased by $4.4 million, or 2%, to $195.8 million for the second quarter of 1999 and by $6.7 million, or 2%, to $392.1 million in the first six months of 1999, from $200.2 million and $398.8 million, respectively, for the comparable 1998 periods. The decrease is attributable to a 36 and 38 basis point drop in the average rate, offset by an increase in the average balance of $173.5 million and $241.1 million for the second quarter and six months ended June 30, 1999, respectively, versus the comparable 1998 periods. The decline in rate is attributable to a generally lower interest rate environment and associated loan prepayments.

Interest income on loans held for sale increased by $22.4 million, or 161%, to $36.2 million, in the second quarter of 1999, and by $37.1 million, or 124%, to $67.0 million in the first six months of 1999, from $13.8 million and $29.9 million, respectively, for the comparable 1998 periods. The primary reason for the increase relates to the $410.8 million and $451.8 million of GreenPoint Credit manufactured housing loans, which earned $10.0 million and $21.2 million for the second quarter and six months ended June 30, 1999, respectively. Interest income on securities and money market investments fell by a combined $17.1 million, or 40%, to $25.8 million for the second quarter of 1999 and by $30.4 million, or 35%, to $57.1 million in the first six months of 1999, from $42.9 million and $87.5 million, respectively, for the comparable 1998 periods. The decreases were primarily the result of declines in the average securities and money market investment portfolios of $1.2 billion and $1.0 billion for the second quarter and six months ended June 30, 1999, respectively, versus the 1998 comparable periods. The 10 and 15 basis point decline in the overall yield in interest-earning assets is attributable to the 36 and 38 basis point drop in the mortgage loans held for investment, offset by the redeployment of funds from investments to higher yielding loans for the quarter and six months ended June 30, 1999, respectively.

Interest expense decreased by $4.0 million, or 3%, to $130.3 million in the second quarter of 1999, and by $3.5 million, or 1%, to $268.3 million in the first six months of 1999, from $134.3 million and $271.8 million, respectively, for the comparable 1998 periods. The decrease for the quarter and six months ended June 30, 1999 reflects a 23 and 18 basis point decline in the average cost of funds counteracted by a $258.7 million and $325.5 million rise in average interest-bearing liabilities, respectively. The cost of funds for the quarter and six months ended June 30, 1999, decreased primarily due to lower pricing on the consumer deposits and the use of internal funding to reduce securities sold under agreements to repurchase that financed mortgage loans held for sale.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended June 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

                                                                                   Quarter Ended
                                                -----------------------------------------------------------------------------------
                                                            June 30, 1999                               June 30, 1998
                                                ---------------------------------------    ----------------------------------------
                                                                              Average                                     Average
                                                  Average                      Yield/        Average                       Yield/
                                                  Balance      Interest         Cost         Balance        Interest       Cost
                                                -----------   -----------   -----------    -----------    -----------   -----------
                                                            (Taxable-Equivalent Interest and Rates, in thousands) (1)
Assets:
Interest-earning assets:
   Mortgage loans held for investment (2)       $ 9,208,284   $   195,777          8.50%   $ 9,034,780    $   200,164          8.86%
   Other loans (2)                                  113,320         2,203          7.78         29,452            579          7.86
   Loans held for sale                            1,695,568        36,229          8.55        587,083         13,864          9.45
   Money market investments (3)                     666,127         8,039          4.84        885,540         12,323          5.58
   Securities (4)                                 1,134,596        17,779          6.26      2,073,318         30,636          5.92
   Trading assets                                        --            --            --          1,662             23          5.55
   Other interest-earning assets                    397,642         6,190          6.24        163,647          2,898          7.10
                                                -----------   -----------                  -----------    -----------
      Total interest-earning assets              13,215,537       266,217          8.06     12,775,482        260,487          8.16
                                                              -----------                                 -----------
Non-interest earning assets (5)                   1,538,974                                    892,001
                                                -----------                                -----------
      Total assets                              $14,754,511                                $13,667,483
                                                ===========                                ===========
Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
   Savings                                      $ 1,500,463         8,239          2.20    $ 1,671,787         10,180          2.44
   N.O.W                                            313,884           765          0.98        326,947            993          1.22
   Money market and variable rate savings         2,411,936        19,715          3.28      2,159,336         17,805          3.31
   Term certificates of deposit                   7,027,910        89,384          5.10      6,495,355         86,676          5.35
   Mortgagors' escrow                               119,056           403          1.36        149,867            355          0.95
   Trading liabilities                                  546            13          9.55          1,201             15          5.01
   Notes payable and other borrowings               111,747           708          2.54        250,999          2,808          4.49
   Securities sold under agreements to
     repurchase                                     233,295         3,081          5.30        404,709          7,441          7.37
   Long term debt                                   199,881         3,468          6.94        199,844          3,468          6.94
   Guaranteed preferred beneficial interest
     in Company's junior subordinated
     debentures                                     199,734         4,574          9.16        199,725          4,573          9.16
                                                -----------   -----------                  -----------    -----------
      Total interest-bearing liabilities         12,118,452       130,350          4.31     11,859,770        134,314          4.54
                                                              -----------                                 -----------
Other liabilities (6)                               631,830                                    447,347
                                                -----------                                -----------
      Total liabilities                          12,750,282                                 12,307,117

Stockholders' equity                              2,004,229                                  1,360,366
                                                -----------                                -----------
      Total liabilities and stockholders'
        equity                                  $14,754,511                                $13,667,483
                                                ===========                                ===========

Net interest income/interest rate spread (7)                  $   135,867          3.75%                  $   126,173          3.62%
                                                              ===========   ===========                   ===========   ===========
Net interest-earning assets/net interest
  margin (8)                                    $ 1,097,085                        4.10    $   915,712                         3.94%
                                                ===========                 ===========    ===========                  ===========
Ratio of interest-earning assets to interest-
  bearing liabilities                                  1.09x                                      1.08x
                                                ===========                                ===========

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the six months ended June 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

                                                                                  Six Months Ended
                                                -----------------------------------------------------------------------------------
                                                            June 30, 1999                               June 30, 1998
                                                ---------------------------------------    ----------------------------------------
                                                                              Average                                     Average
                                                  Average                      Yield/        Average                       Yield/
                                                  Balance      Interest         Cost         Balance        Interest       Cost
                                                -----------   -----------   -----------    -----------    -----------   -----------
                                                            (Taxable-Equivalent Interest and Rates, in thousands) (1)
Assets:
Interest-earning assets:
   Mortgage loans held for investment (2)       $ 9,224,103   $   392,128          8.50%   $ 8,983,053    $   398,825          8.88%
   Other loans (2)                                  116,241         4,506          7.75         30,704          1,284          8.36
   Loans held for sale                            1,523,971        67,015          8.79        629,757         29,931          9.51
   Money market investments (3)                     798,108        19,350          4.89      1,026,410         28,539          5.61
   Securities (4)                                 1,256,597        37,708          6.01      1,992,886         58,945          5.94
   Trading assets                                       676            18          5.32          2,631             74          5.67
   Other interest-earning assets                    386,542        13,165          6.87        159,016          6,055          7.68
                                                -----------   -----------                  -----------    -----------
        Total interest-earning assets            13,306,238       533,890          8.03     12,824,457        523,653          8.18
                                                              -----------                                 -----------
Non-interest earning assets (5)                   1,555,541                                    939,732
                                                -----------                                -----------
        Total assets                            $14,861,779                                $13,764,189
                                                ===========                                ===========
Liabilities & Stockholders' Equity:
Interest-bearing liabilities:
   Savings                                      $ 1,513,202        16,534          2.20    $ 1,693,454         20,512          2.44
   N.O.W                                            317,588         1,540          0.98        329,860          2,025          1.24
   Money market and variable rate savings         2,384,107        38,848          3.29      2,162,753         35,725          3.33
   Term certificates of deposit                   6,944,324       176,749          5.13      6,500,168        173,068          5.37
   Mortgagors' escrow                               119,878           760          1.28        144,011            681          0.95
   Trading liabilities                                1,098            33          6.06          1,338             35          5.27
   Notes payable and other borrowings               326,274         8,106          5.01        224,522          5,358          4.81
   Securities sold under agreements to
     repurchase                                     275,662         9,650          7.06        500,551         18,311          7.38
   Long term debt                                   199,877         6,936          6.94        199,839          6,936          6.94
   Guaranteed preferred beneficial interest
     in Company's junior subordinated
     debentures                                     199,733         9,149          9.16        199,724          9,146          9.16
                                                -----------   -----------                  -----------    -----------
        Total interest-bearing liabilities       12,281,743       268,305          4.40     11,956,220        271,797          4.58
                                                              -----------                                 -----------
Other liabilities (6)                               603,359                                    445,970
                                                -----------                                -----------
        Total liabilities                        12,885,102                                 12,402,190

Stockholders' equity                              1,976,677                                  1,361,999
                                                -----------                                -----------
       Total liabilities and stockholders'
           equity                               $14,861,779                                $13,764,189
                                                ===========                                ===========

Net interest income/interest rate spread (7)                  $   265,585          3.63%                  $   251,856          3.60%
                                                              ===========   ===========                   ===========   ===========
Net interest-earning assets/net interest
  margin (8)                                    $ 1,024,495                        3.97%   $   868,237                         3.90%
                                                ===========                 ===========    ===========                  ===========
Ratio of interest-earning assets to interest-
    bearing liabilities                                1.08x                                      1.07x
                                                ===========                                ===========

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

                                                      Quarter Ended June 30, 1999               Six Months Ended June 30, 1999
                                                              Compared to                                 Compared to
                                                      Quarter Ended June 30, 1998               Six Months Ended June 30, 1998
                                                          Increase/(Decrease)                          Increase/(Decrease)
                                               ----------------------------------------     ---------------------------------------
                                                         Due to                                      Due to
                                               -------------------------                    -------------------------
                                                 Average       Average          Net           Average        Average          Net
                                                 Volume          Rate          Change         Volume          Rate          Change
                                               ----------     ----------     ----------     ----------     ----------      --------
                                                                                    (In thousands)
Interest-earning assets:
     Mortgage loans held for investment (1)     $  3,794       $ (8,181)      $ (4,387)      $ 10,526       $(17,223)      $ (6,697)
     Other loans (1)                               1,630             (6)         1,624          3,323           (101)         3,222
     Loans held for sale                          23,805         (1,440)        22,365         39,481         (2,397)        37,084
     Money market investments (2)                 (2,789)        (1,495)        (4,284)        (5,832)        (3,357)        (9,189)
     Securities                                  (14,611)         1,754        (12,857)       (22,083)           846        (21,237)
     Trading assets                                  (11)           (12)           (23)           (52)            (4)           (56)
     Other interest-earning assets                 3,681           (389)         3,292          7,812           (702)         7,110
                                                --------       --------       --------       --------       --------       --------
          Total interest earned on assets         15,499         (9,769)         5,730         33,175        (22,938)        10,237
                                                --------       --------       --------       --------       --------       --------

Interest-bearing liabilities:
     Savings                                        (991)          (950)        (1,941)        (2,072)        (1,906)        (3,978)
     N.O.W                                           (39)          (189)          (228)           (73)          (412)          (485)
     Money market and variable rate
       savings                                     2,066           (156)         1,910          3,613           (490)         3,123
     Term certificates of deposit                  6,895         (4,187)         2,708         11,509         (7,828)         3,681
     Mortgagors' escrow                              (83)           131             48           (127)           206             79
     Trading liabilities                             (11)             9             (2)            (7)             5             (2)
     Notes payable and other borrowings           (1,179)          (921)        (2,100)         2,520            228          2,748
     Securities sold under agreements to
       repurchase                                 (2,619)        (1,741)        (4,360)        (7,904)          (757)        (8,661)
     Long term debt                                    1             (1)            --             --             --             --
     Guaranteed  preferred beneficial
       interest in Company's junior
         subordinated debentures                      --              1              1             --              3              3
                                                --------       --------       --------       --------       --------       --------
          Total interest paid on liabilities       4,040         (8,004)        (3,964)         7,459        (10,951)        (3,492)
                                                --------       --------       --------       --------       --------       --------

   Net change in net interest income            $ 11,459       $ (1,765)      $  9,694       $ 25,716       $(11,987)      $ 13,729
                                                ========       ========       ========       ========       ========       ========

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Provision for Possible Loan Losses

The provision for loan losses decreased by $1.5 million, or 48%, to $1.7 million for the second quarter of 1999 and by $2.7 million, or 38%, to $4.5 million in the first six months of 1999, from $3.2 million and $7.2 million, respectively, for the comparable 1998 periods. The provision equaled net charge-offs and reflects continued improvement in delinquencies and non-performing loans.

Non-Interest Income

Non-interest income was $94.3 million and $188.5 million, an increase of 165% and 139% for the second quarter and six months ended June 30, 1999, respectively, versus the comparable 1998 periods. The increase for the second quarter of 1999 was due to the addition of GreenPoint Credit's net servicing income of $20.5 million, a $20.6 million gain from the securitization of $810.1 million of manufactured housing loans, a $14.6 million increase in the gain from whole loan mortgage sales, an increase of $1.3 million in mortgage fees and a $2.6 million increase in banking and other fees. The six months ended June 30, 1999 results include the addition of GreenPoint Credit's net servicing income of $42.8 million, a $39.9 million gain from the securitization of $1.6 billion of manufactured housing loans, a $20.9 million increase in the gain from whole loan mortgage sales, an increase of $3.0 million in mortgage fees and a $5.2 million increase in banking and other fees. The increase in gain on sale of mortgage loans is due to higher volume of loans sold offset by slightly tighter pricing. The increase in mortgage loan fees is due to the collection of prepayment penalties and late fees associated with curing non-performing loans. The improvement in banking fees is primarily due to increased annuity sales. The increase in other fee income is attributable to manufactured housing insurance related fee income.

Non-Interest Expense

Total non-interest expense was $127.4 million and $278.5 million for the second quarter and six months ended June 30, 1999, an increase of 57% and 61%, respectively, over the comparable 1998 periods.

The increase was primarily due to the addition of the operating expenses of GreenPoint Credit ($39.0 and $76.9 million, respectively) and a 76% increase in the operating expenses of Headlands associated with the growth of its business since the first quarter of 1998. The GreenPoint Credit expenses included salaries and benefits of $15.5 million and $30.7 million, premises and equipment of $2.8 million and $5.8 million, $9.4 million and $18.5 million in other administrative expenses and goodwill expense of $8.3 million and $16.7 million for the second quarter and six months ended June 30, 1999, respectively. Headlands expanded its operations during 1998 increasing staff as a result of rising orgination volume of approximately 27% and 40% for the quarter and six months ended June 30, 1999. The most significant increase in Headlands' expense relates to total salaries and benefits for the Headlands operation, which were $10.7 million and $28.9 million for the second quarter and six months ended June 30, 1999, respectively, $1.9 million and $8.6 million higher than the comparable 1998 periods.

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

Income Tax Expense

Total income tax expense increased $10.8 million, or 37%, to $40.3 million for the current quarter and declined by $4.1 million, or 5%, to $74.0 million in first six months of 1999, from $29.5 million and $78.1 million for the comparable periods of 1998. The rise in the current quarter compared to 1998 is primarily due to a $24.2 million, or 32%, increase in income before income taxes and by an increase in the effective tax rate from 38.9% in the 1998 quarter to 40.3% in the 1999 quarter. Included in total taxes for the six months ended June 30, 1998 is $18.5 million in non-recurring income tax expense related to Headlands' conversion from a non-taxable subchapter S corporation to a taxable corporation. The Company incurred approximately $14.1 million in non-recurring charges, for which no tax benefit has been recognized during the first quarter of 1999, which served to increase the effective tax rate for the six months ended June 30, 1999.

Financial Condition

Total assets were $14.8 billion at June 30, 1999 compared to $15.0 billion at December 31, 1998. Securities available for sale decreased $281.2 million to $1.1 billion at June 30, 1999 from $1.3 billion at December 31, 1998, primarily as a result of the use of proceeds from the maturities and sales of securities to fund loan originations and reduce the Company's borrowings. Total deposits increased $0.3 billion to $11.5 billion from $11.2 billion at December 31, 1998. The decrease in treasury stock and additional paid in capital reflects the issuance of 12.3 million shares of the Company's stock in exchange for the stock of Headlands.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Non-Performing Assets

The Company's asset quality improved during the six months ended June 30, 1999, as non-performing assets decreased by 12.2%. The ratio of non-performing loans to total loans held for investment fell to 2.72% at June 30, 1999 from 3.03% at December 31, 1998 while the ratio of non-performing assets to total assets fell to 1.76% at June 30, 1999 from 1.98% at December 31, 1998.

Non-performing assets, net of related specific reserves, were as follows:

                                                  June 30,       December 31,
                                                    1999             1998
                                                  --------       ------------
                                                        (In thousands)
Mortgage loans secured by:
     Residential one-to four-family               $210,213         $225,934
     Residential multi-family                       17,789           33,904
     Commercial property                            24,996           25,219
Other loans                                             66              108
                                                  --------         --------
Total non-performing loans (1)                     253,064          285,165
                                                  --------         --------
Total other real estate owned, net                   7,412           11,445
                                                  --------         --------
     Total non-performing assets                  $260,476         $296,610
                                                  ========         ========

(1) Includes $8.8 million and $12.3 million of non-accrual mortgage loans under 90 days past due at June 30, 1999 and December 31, 1998, respectively.

Allowance for Possible Loan Losses

The following is a summary of the provision and allowance for possible loan losses:

                                  Quarter Ended            Six Months Ended
                                     June 30,                  June 30,
                             -----------------------     ----------------------
                                1999          1998          1999         1998
                             ---------     ---------     ---------    ---------
                                               (In thousands)

Balance beginning of period  $ 113,000     $ 110,000     $ 113,000    $ 109,000
Provision charged to income      1,657         3,170         4,454        7,182
Charge-offs                     (1,995)       (2,225)       (4,906)      (5,423)
Recoveries                         338            55           452          241
                             ---------     ---------     ---------    ---------
Balance end of period        $ 113,000     $ 111,000     $ 113,000    $ 111,000
                             =========     =========     =========    =========

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Capital Ratios

The Company's ratio of period-end stockholders' equity to ending total assets at June 30, 1999 was 13.72% compared to 12.80% at December 31, 1998.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of June 30, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

As of June 30, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.

                                                            Required For Capital
                                             Actual          Adequacy Purposes
--------------------------------------------------------------------------------
(In millions)                         Amount        Ratio     Amount       Ratio
--------------------------------------------------------------------------------
As of June 30, 1999
Total Capital
     (to Risk Weighted Assets):
     Company                        $ 1,353.7       13.27%   $ 816.0       8.00%
     Bank                             1,177.0       11.55%     815.4       8.00%
Tier 1 Capital
     (to Risk Weighted Assets):
     Company                        $ 1,244.8       12.21%   $ 408.0       4.00%
     Bank                             1,068.1       10.48%     407.7       4.00%
Tier 1 Capital
     (to Average Assets):
     Company                        $ 1,244.8        9.04%   $ 550.6       4.00%
     Bank                             1,068.1        7.80%     547.7       4.00%

                                                            Required For Capital
                                             Actual          Adequacy Purposes
--------------------------------------------------------------------------------
(In millions)                         Amount        Ratio     Amount       Ratio
--------------------------------------------------------------------------------
As of December 31, 1998
Total Capital
     (to Risk Weighted Assets):
     Company                        $ 1,196.4       13.90%   $ 688.6       8.00%
     Bank                             1,029.7       11.99%     687.2       8.00%
Tier 1 Capital
     (to Risk Weighted Assets):
     Company                        $ 1,088.7       12.65%   $ 344.3       4.00%
     Bank                               922.3       10.74%     343.6       4.00%
Tier 1 Capital
     (to Average Assets):
     Company                        $ 1,088.7        7.90%   $ 551.0       4.00%
     Bank                               922.3        6.75%     546.8       4.00%

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

The Company has determined that it will be required to modify or replace portions of its software so that its computer system will properly utilize dates beyond December 31, 1999. The substantial majority of such modifications or replacements have been completed with respect to the Company's critical systems. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will be mitigated. However, if all such modifications and conversions are not made, or not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has also initiated formal communications with all of its suppliers and service providers (including hardware, software, processing, voice and data communication, facility components and services) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their respective Year 2000 issues. The Company is working with each of these third parties to facilitate remediation of the Year 2000 issue and has actively participated in testing of many such systems to ensure Year 2000 compliance. However, there can be no guarantee that the systems of third parties, upon which the Company relies, will be timely remediated, or that a failure to remediate by a third party would not have a materially adverse effect on the Company. To the extent that the Company does not receive adequate response from its suppliers and service providers, it will develop contingency plans intended to mitigate the possible disruption of critical business operations. The substantial majority of such contingency plans have been completed. The Company will utilize both internal and external resources for the Year 2000 project.

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

Management responsibility for interest rate risk resides with the Asset and Liability Management Committee ("ALCO"). The committee is comprised of the Chairman and Chief Executive Officer, the Chief Operating Officer, the Treasurer and the Company's senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off-balance sheet instruments and identify acceptable counter-parties to securities and off-balance sheet transactions.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 3 - Quantitative and Qualitative Disclosure
                         about Market Risk - (Continued)

The use of interest rate instruments such as interest rate swaps is integrated into the Company's interest rate risk management. The notional amounts of these contracts approximate $0.7 billion at June 30, 1999 and $1.4 billion at December 31, 1998 and are not reflected in the Company's balance sheet. These contracts have an average term of approximately two years. Under the terms of these contracts, the Bank pays an average fixed rate of 6.16% and receives an average variable rate of 5.06% on the swaps hedging the fixed rate loan portfolio. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. These instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

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

As of June 30, 1999, the cumulative volume of liabilities maturing or repricing within one year exceeded assets by $418.0 million, or 2.82% of assets.

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

At June 30, 1999, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months on instruments held for other than trading purposes was a decline of approximately 1.8% of projected 1999 net income. Conversely, a gradual 200 basis point increase in interest rates would also result in a decline of net income by 0.4% than would be the case if rates remain constant. GreenPoint does not have significant exposure to such risk on instruments held for trading purposes due to the Company's limited use of these instruments.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 3 - Quantitative and Qualitative Disclosure
                         about Market Risk - (Continued)

Interest Rate Sensitivity Gap Analysis

The table below depicts the Company's interest rate sensitivity as of June 30, 1999. Allocations of assets and liabilities, including non-interest-bearing sources of funds to specific periods, are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

                                                                               Repricing Periods
                                              ---------------------------------------------------------------------------------
                                                                                        More than
                                              Three       More than      More than      one year
                                              months     three months    six months      to three       More than
                                              or less   to six months    to one year       years       three years      Total
                                             ---------  --------------  -------------  -------------  --------------  ---------
                                                                               (in millions)
Total loans, net                              $ 2,823       $   789        $ 1,176        $ 2,466        $ 3,680        $10,934
Money market investments (1)                      830            --             --             --             --            830
Securities held to maturity                         1            --             --             --             94             95
Securities available for sale                     260            39             97            291            426          1,113
Trading assets                                     50            --             --             --             --             50
Other interest earning assets                     121            --             --             --             --            121
                                              -------       -------        -------        -------        -------        -------
   Total interest earning assets                4,085           828          1,273          2,757          4,200         13,143
                                              -------       -------        -------        -------        -------        -------

Cash and due from banks                           178            --             --             --             --            178
Servicing assets                                    8             7             14             46             93            168
Goodwill                                           20            20             40            160            741            981
Other non interest earning assets                 371            --             --             --             --            371
                                              -------       -------        -------        -------        -------        -------
   Total assets                               $ 4,662       $   855        $ 1,327        $ 2,963        $ 5,034        $14,841
                                              =======       =======        =======        =======        =======        =======

Term certificates of deposit                  $ 1,585       $ 2,128        $ 1,856        $ 1,349        $   124        $ 7,042
Core deposits                                     352           285            563          1,956          1,283          4,439
                                              -------       -------        -------        -------        -------        -------
   Total deposits                               1,937         2,413          2,419          3,305          1,407         11,481
                                              -------       -------        -------        -------        -------        -------

Mortgagors' escrow                                 16             6             12             47             34            115
Securities sold under agreements to
  repurchase                                      155            --             --             --             --            155
Federal Home Loan Bank of New York
  advances                                        100            --             --             --             --            100
Long term debt                                     --            --             --             --            200            200
Guaranteed preferred beneficial interest
  in Company's junior subordinated
  debentures                                       --            --             --             --            200            200
Notes payable                                      91            --             --             --             --             91
Other liabilities                                 463            --             --             --             --            463
Stockholders' equity                               --            --             --             --          2,036          2,036
                                              -------       -------        -------        -------        -------        -------
   Total liabilities and stockholders'
      equity                                  $ 2,762       $ 2,419        $ 2,431        $ 3,352        $ 3,877        $14,841
                                              =======       =======        =======        =======        =======        =======

Off balance sheet financial instruments       $   350       $    --        $    --        $  (100)       $  (250)       $    --
                                              =======       =======        =======        =======        =======        =======

Interest rate sensitivity gap                 $ 2,250       $(1,564)       $(1,104)       $  (489)       $   907

Cumulative gap                                $ 2,250       $   686        $  (418)       $  (907)

Interest rate sensitivity gap as a
  percentage of total assets                    15.16%       (10.54)%        (7.44)%        (3.29%)         6.11%

Cumulative gap as a percentage of
   Total assets                                 15.16%         4.62%         (2.82)%        (6.11%)

(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank has been named as a defendant in fourteen unrelated legal complaints, which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are ten other instances of threatened litigation. Outside counsel has advised the Bank that because discovery on these claims has only recently begun, counsel is not yet in a position to express an opinion as to the Bank's liability or to quantify the Bank's potential exposure, if any, in dollar terms at this time. The Company currently believes that such liability exposure, if any, would not be material to the Bank's financial condition and results of operations.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on May 7, 1999, the following matters were voted upon with the results of the voting on such matters indicated:

1. Election of the following four directors of the Company to three-year terms:

                                       For         Withheld
          Dan F. Huebner            87,457,354     497,366
          Thomas S. Johnson         87,370,623     584,097
          Susan J. Kropf            87,461,028     493,692
          Jules Zimmerman           87,454,192     500,528

      The following sets forth the names of Directors continuing in office after the annual meeting:

          Bharat B. Bhatt                    Alvin N. Puryear
          William M. Jackson                 Robert P. Quinn
          Robert M. McLane                   Edward C. Schmults
          Charles B. McQuade                 Wilfred O. Uhl
          Peter T. Paul                      Robert F. Vizza

2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1999.


          For:                                                 87,504,137
          Against:                                                215,724
          Abstain:                                                234,859

3.    Approval of the GreenPoint Financial Corp. 1999 Stock Incentive Plan.


          For:                                                 81,612,120
          Against:                                              5,411,547
          Abstain:                                                931,053

4.    Approval of the GreenPoint Financial Corp. 1999 Annual Incentive Plan.

          For:                                                 82,176,625
          Against:                                              2,953,253
          Abstain:                                              2,824,842

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

       11.1   Statement Regarding Computation of Per Share Earnings

       12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

       27.1   Financial Data Schedule

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

(b)   Reports on Form 8-K

      On April 7, 1999, GreenPoint Financial Corp. (the "Company") filed a current report on Form 8-K reporting that on March 30, 1999 the Company, GF Acquisition Corp., ("Merger Sub") and Headlands Mortgage Company ("Headlands") completed the transactions contemplated by the Agreement and Plan of Merger dated as of December 8, 1998.

      On April 20, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Mortgage Loan Pass-Through Certificates, Series 1998-3.

      On April 21, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Headlands Home Equity Loan Trust 1998-1 Revolving Home Equity Loan Asset-Backed Notes Series, 1998-1.

      On April 21, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Headlands Home Equity Loan Trust 1998-2 Revolving Home Equity Loan Asset-Backed Notes Series, 1998-2.

      On May 19, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Headlands Home Equity Loan Trust 1998-1 Revolving Home Equity Loan Asset-Backed Notes Series, 1998-1.

      On May 19, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Headlands Home Equity Loan Trust 1998-2 Revolving Home Equity Loan Asset-Backed Notes Series, 1998-2.

      On May 25, 1999, GreenPoint Financial Corp. filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-3 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated May 21, 1999 together with the related Prospectus dated May 21, 1999; (ii) the consent of PricewaterhouseCoopers LLP to the use of its name in the "Experts" section of the Prospectus Supplement; and (iii) External Computational Materials prepared by Lehman Brothers Inc. and Salomon Smith Barney Inc.

      On May 26, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Mortgage Loan Pass-Through Certificates, Series 1998-3.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

      On June 1, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following document: a Pooling and Servicing Agreement dated May 1, 1999 between GreenPoint Credit Corp. as Contract Seller and The First National Bank of Chicago as the Trustee in connection with the sale of approximately $810,097,658 of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-3, on May 27, 1999.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On June 29, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GreenPoint Financial Corp.



                                          By: /s/ Thomas S. Johnson
                                             ----------------------------------
                                                  Thomas S. Johnson
                                                  Chairman of the Board and
                                                  Chief Executive Officer



                                          By: /s/ Jeffrey R. Leeds
                                             ----------------------------------
                                                  Jeffrey R. Leeds
                                                  Executive Vice President and
                                                  Chief Financial Officer



Dated August 11, 1999