Form 10-Q
period 1999-09-30
GREENPOINT FINANCIAL CORP
filed 1999-11-15
CIK 911935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

          [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                          -----------------------------

                              For the Quarter Ended
                               SEPTEMBER 30, 1999

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


            (212) 834-1730                          NOT APPLICABLE
    (Registrant's telephone number,     (Former name, former address and former
          including area code)         fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             /X/ Yes      / / No

      As of November 5, 1999 there were 107,829,000 shares of common stock outstanding.

                           GREENPOINT FINANCIAL CORP.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                                 PAGE
Item 1 -  Financial Statements

          Consolidated Statements of Financial Condition (unaudited) as of
          September 30, 1999 and December 31, 1998                               3

          Consolidated Statements of Income (unaudited) for the quarters and
          nine month periods ended September 30, 1999 and 1998                   4

          Consolidated Statements of Comprehensive Income (unaudited) for the
          quarters and nine month periods ended September 30, 1999 and 1998      5

          Consolidated Statements of Changes in Stockholders' Equity
          (unaudited) for the nine month periods ended September 30, 1999 and
          1998                                                                   6

          Consolidated Statements of Cash Flows (unaudited) for the nine month
          periods ended September 30, 1999 and 1998                              7

          Notes to the Unaudited Consolidated Financial Statements               8


Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             17

Item 3 -  Quantitative and Qualitative Disclosure about Market Risk             31


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                     35

Item 6 -  Exhibits and Reports on Form 8-K                                      36


                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                            1999             1998
                                                                                        ------------     ------------
                                                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
    ASSETS
Cash and due from banks                                                                 $    125,867     $    164,197
Money market investments                                                                   1,821,310          924,175
Loans receivable held for sale                                                             1,220,147        1,578,062
Securities available for sale                                                              1,018,390        1,337,584
Federal Home Loan Bank of New York stock                                                      91,791             --
Retained interests in securitizations                                                         72,617           67,327
Securities held to maturity (fair value of $2,068 and $3,287, respectively)                    2,057            3,274
Loans receivable held for investment:
    Mortgage loans                                                                         8,925,659        9,273,340
    Other loans                                                                              739,226          127,238
    Deferred loan fees and unearned discount                                                 (15,731)         (14,278)
    Allowance for possible loan losses                                                      (113,000)        (113,000)
                                                                                        ------------     ------------
       Loans receivable held for investment, net                                           9,536,154        9,273,300
                                                                                        ------------     ------------
Other interest-earning assets                                                                120,367          118,284
Servicing assets                                                                             155,945          145,927
Accrued interest receivable, net                                                              70,095           87,019
Banking premises and equipment, net                                                          138,240          140,268
Deferred income taxes, net                                                                    37,270           47,400
Goodwill                                                                                     961,513        1,014,349
Other assets                                                                                 113,453          114,783
                                                                                        ------------     ------------
       Total assets                                                                     $ 15,485,216     $ 15,015,949
                                                                                        ------------     ------------
                                                                                        ------------     ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    N.O.W. and checking                                                                 $    511,314     $    539,890
    Savings                                                                                1,419,434        1,551,879
    Variable rate savings                                                                  1,968,890        1,804,491
    Money market                                                                             469,960          524,270
    Term certificates of deposit                                                           7,299,494        6,752,585
                                                                                        ------------     ------------
       Total deposits                                                                     11,669,092       11,173,115
                                                                                        ------------     ------------
Mortgagors' escrow                                                                           119,379          128,091
Securities sold under agreements to repurchase                                               101,007          384,908
Federal Home Loan Bank of New York advances                                                  675,000             --
Notes payable                                                                                 45,794          608,000
Long term debt                                                                               199,896          199,868
Guaranteed preferred beneficial interest in Company's junior subordinated debentures         199,738          199,731
Accrued income taxes payable                                                                  21,156           56,958
Other liabilities                                                                            369,894          342,702
                                                                                        ------------     ------------
       Total liabilities                                                                  13,400,956       13,093,373
                                                                                        ------------     ------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)                --               --
    Common stock ($0.01 par value; 220,000,000 shares authorized; 109,469,008 shares
      issued)                                                                                  1,103            1,103
    Additional paid-in capital                                                               854,749        1,278,795
    Unallocated Employee Stock Ownership Plan (ESOP) shares                                 (106,348)        (110,101)
    Unearned stock plans shares                                                               (3,579)          (4,459)
    Retained earnings                                                                      1,369,895        1,273,264
    Accumulated other comprehensive income, net                                               (9,235)           4,699
    Treasury stock, at cost (792,156 and 15,618,745 shares, respectively)                    (22,325)        (520,725)
                                                                                        ------------     ------------
       Total stockholders' equity                                                          2,084,260        1,922,576
                                                                                        ------------     ------------
       Total liabilities and stockholders' equity                                       $ 15,485,216     $ 15,015,949
                                                                                        ------------     ------------
                                                                                        ------------     ------------

   (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            QUARTER ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                        -----------------------     -----------------------
                                                          1999          1998          1999          1998
                                                        ---------     ---------     ---------     ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income:
    Mortgage loans held for investment                  $ 194,171     $ 200,946     $ 586,299     $ 599,771
    Loans held for sale                                    39,348        18,787       106,363        48,718
    Money market investments                               12,591        16,381        31,933        44,904
    Securities                                             17,976        28,675        55,137        86,746
    Other                                                  12,767         3,647        28,854         9,319
                                                        ---------     ---------     ---------     ---------
       Total interest income                              276,853       268,436       808,586       789,458
                                                        ---------     ---------     ---------     ---------

Interest expense:
    Deposits                                              121,613       116,794       356,044       348,805
    Trading liabilities                                       111            58           144            93
    Securities sold under agreements to repurchase          2,798         9,519        12,448        27,830
    Notes payable                                           5,003         3,198        13,109         8,556
    Long-term debt                                          8,042         8,043        24,127        24,125
                                                        ---------     ---------     ---------     ---------
       Total interest expense                             137,567       137,612       405,872       409,409
                                                        ---------     ---------     ---------     ---------
Net interest income                                       139,286       130,824       402,714       380,049
Provision for possible loan losses                         (1,448)       (2,714)       (5,902)       (9,896)
                                                        ---------     ---------     ---------     ---------
Net interest income after provision for possible
    loan losses                                           137,838       128,110       396,812       370,153
                                                        ---------     ---------     ---------     ---------
Non-interest income:
Income from fees and commissions:
    Mortgage loan operations fee income                     4,290         5,354        15,147        13,259
    Loan servicing fees                                    21,273          (835)       65,055         1,057
    Banking services fees and commissions                   8,123         6,712        22,671        19,798
Net (loss) gain on securities                                  (2)          (31)        1,016         1,391
Net gain on sales of loans                                 57,819        32,945       172,229        86,592
Other income                                                3,349        (2,747)        7,212        (1,924)
                                                        ---------     ---------     ---------     ---------
       Total non-interest income                           94,852        41,398       283,330       120,173
                                                        ---------     ---------     ---------     ---------

Non-interest expense:
    Salaries and benefits                                  53,230        33,188       159,311        99,220
    Employee Stock Ownership and stock plans expense        4,813         5,430        15,544        17,091
    Net expense of premises and equipment                  19,501        14,556        56,407        42,809
    Advertising                                             1,607         1,523         5,662         5,024
    Federal deposit insurance premiums                        681           654         1,990         2,004
    Charitable and educational foundation                   1,875         1,875         5,625         5,625
    Other administrative expenses                          28,267        15,676       100,985        46,045
    Other real estate owned operating income, net            (444)       (1,441)       (3,316)       (5,045)
    Goodwill amortization                                  19,892        11,562        59,740        34,685
    Restructuring charge                                     --            --           6,000          --
    Non-recurring personnel expense                          --            --            --           8,335
                                                        ---------     ---------     ---------     ---------
       Total non-interest expense                         129,422        83,023       407,948       255,793
                                                        ---------     ---------     ---------     ---------

Income before income taxes                                103,268        86,485       272,194       234,533
Income taxes related to earnings                           41,565        33,691       115,567        93,254
Income taxes related to S corporation conversion             --            --            --          18,488
                                                        ---------     ---------     ---------     ---------
Net income                                              $  61,703     $  52,794     $ 156,627     $ 122,791
                                                        =========     =========     =========     =========
Basic earnings per share                                $    0.64     $    0.58     $    1.64     $    1.44
                                                        =========     =========     =========     =========
Diluted earnings per share                              $    0.63     $    0.57     $    1.61     $    1.40
                                                        =========     =========     =========     =========

   (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                            QUARTER ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                        -----------------------     -----------------------
                                                          1999          1998          1999          1998
                                                        ---------     ---------     ---------     ---------
                                                                          (IN THOUSANDS)
Net income                                              $  61,703     $  52,794     $ 156,627     $ 122,791
                                                        ---------     ---------     ---------     ---------

 Other comprehensive income, before tax:
    Unrealized (loss) gain on securities:
       Unrealized holding (loss) gain arising during
          period                                           (3,258)       21,690       (23,402)       29,501
       Less: reclassification adjustment for gains
          included in net income                               (2)          (31)        1,016         1,391
                                                        ---------     ---------     ---------     ---------
Other comprehensive income, before tax                     (3,256)       21,721       (24,418)       28,110

Income tax expense related to items of other
    comprehensive income                                    1,519        (9,276)       10,484       (12,055)
                                                        ---------     ---------     ---------     ---------

Other comprehensive income, net of tax                     (1,737)       12,445       (13,934)       16,055
                                                        ---------     ---------     ---------     ---------

Total comprehensive income, net of tax                  $  59,966     $  65,239     $ 142,693     $ 138,846
                                                        =========     =========     =========     =========



















   (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ---------------------------
                                                                            1999            1998
                                                                         -----------     -----------
                                                                               (IN THOUSANDS)
COMMON STOCK
Balance at beginning of period                                           $     1,103     $     1,103
                                                                         -----------     -----------
Balance at end of period                                                       1,103           1,103
                                                                         -----------     -----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                             1,278,795         830,561
Reissuance of treasury stock                                                (438,611)        323,651
Issuance of common stock                                                        --            62,453
Constructive recapitalization of S corporation undistributed earnings           --            29,354
Amortization of ESOP shares committed to be released                          10,805          12,413
Amortization of stock plans shares                                               108           1,000
Tax benefit for vested stock plans shares                                      3,652          16,389
                                                                         -----------     -----------
Balance at end of period                                                     854,749       1,275,821
                                                                         -----------     -----------

UNALLOCATED ESOP SHARES
Balance at beginning of period                                              (110,101)       (114,939)
Amortization of ESOP shares committed to be released                           3,753           3,629
                                                                         -----------     -----------
Balance at end of period                                                    (106,348)       (111,310)
                                                                         -----------     -----------

UNEARNED STOCK PLANS SHARES
Balance at beginning of period                                                (4,459)         (7,019)
Amortization of stock plans shares                                               880           2,267
                                                                         -----------     -----------
Balance at end of period                                                      (3,579)         (4,752)
                                                                         -----------     -----------

RETAINED EARNINGS
Balance at beginning of period                                             1,273,264       1,208,818
Net income                                                                   156,627         122,791
Constructive recapitalization of S corporation undistributed earnings           --           (29,354)
Dividends declared                                                           (59,996)        (33,653)
Accrued distribution to S corporation stockholders                              --           (13,749)
Reissuance of treasury stock                                                    --            (5,278)
                                                                         -----------     -----------
Balance at end of period                                                   1,369,895       1,249,575
                                                                         -----------     -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Balance at beginning of period                                                 4,699          (3,555)
Net change in accumulated other comprehensive income, net                    (13,934)         16,055
                                                                         -----------     -----------
Balance at end of period                                                      (9,235)         12,500
                                                                         -----------     -----------

TREASURY STOCK, AT COST
Balance at beginning of period                                              (520,725)       (578,835)
Reissuance of treasury stock                                                 498,400         275,520
Purchase of treasury stock                                                      --          (204,530)
                                                                         -----------     -----------
Balance at end of period                                                     (22,325)       (507,845)
                                                                         -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                                               $ 2,084,260     $ 1,915,092
                                                                         ===========     ===========

   (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    ---------------------------
                                                                                       1999             1998
                                                                                    -----------     -----------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $   156,627     $   122,791
Adjustments to reconcile net income to net cash  provided by operating activities:
       Provision for possible loan losses                                                 5,902           9,896
       Depreciation and amortization of premises and equipment                           23,352          17,008
       Goodwill amortization                                                             59,740          34,685
       Accretion of discount on securities, net of premium amortization                  (4,137)         (7,410)
       Net change in trading assets                                                        --            24,951
       Net change in trading liabilities                                                   --           (10,592)
       Net change in retained interests in securitizations                               (2,508)            (95)
       ESOP and stock plans expense                                                      15,544          17,091
       Non-recurring personnel expense                                                     --             8,335
       Gain on securities transactions                                                   (1,016)         (1,391)
       Net change in loans held for sale                                                525,258        (123,595)
       Net gain on loans held for sale                                                 (172,229)        (86,592)
       Net gain on sales of other real estate owned                                      (4,604)         (6,633)
       Capitalization of servicing rights                                               (48,298)         (5,434)
       Amortization and impairment of servicing rights                                   38,280          13,209
       Deferred income taxes                                                             20,515          17,426
       Increase in other assets                                                          (4,580)        (17,003)
       Increase in other liabilities                                                     29,403          15,761
       Other, net                                                                       (26,756)            504
                                                                                    -----------     -----------
          Net cash provided by operating activities                                     610,493          22,912
                                                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan originations, net of principal repayments                                     (267,940)       (339,063)
    Proceeds from sales of other real estate owned                                       15,936          20,569
    Purchases of securities available for sale                                       (1,760,107)     (3,703,038)
    Purchases of securities held to maturity                                               --              (557)
    Proceeds from maturities of securities available for sale                         1,891,220       3,209,621
    Proceeds from sales of securities available for sale                                  1,016         693,511
    Principal repayments on securities                                                  166,309         214,230
    Purchase of Federal Home Loan Bank stock                                            (91,791)           --
    Purchases of premises and equipment                                                 (21,324)        (20,160)
                                                                                    -----------     -----------
       Net cash (used in) provided by investing activities                              (66,681)         75,113
                                                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net deposits (withdrawals) from depositors' accounts                                495,019        (121,800)
    Borrowing on notes payable                                                        3,230,845       5,729,940
    Payments on notes payable                                                        (3,792,468)     (5,633,383)
    Net (decrease) increase on lease payable                                               (583)            303
    Proceeds from Federal Home Loan Bank stock                                          675,000            --
    Payments for cash dividends                                                         (59,996)        (33,653)
    Stock offering                                                                       47,351         645,580
    Net cash used in acquisitions                                                          --        (1,369,177)
    Exercise of stock options                                                            12,438          10,768
    Purchase of treasury stock                                                             --          (204,530)
    Securities sold under agreements to repurchase                                     (283,901)         46,626
    Net (decrease) increase in mortgagors' escrow                                        (8,712)         33,990
                                                                                    -----------     -----------
       Net cash provided by (used in) financing activities                              314,993        (895,336)
                                                                                    -----------     -----------
Net increase (decrease) in cash and cash equivalents                                    858,805        (797,311)
Cash and cash equivalents at beginning of period                                      1,088,372       1,157,503
                                                                                    -----------     -----------
Cash and cash equivalents at end of period                                          $ 1,947,177     $   360,192
                                                                                    ===========     ===========
NON-CASH ACTIVITIES:
    Additions to other real estate owned, net                                       $    (5,874)    $   (13,058)
                                                                                    ===========     ===========
    Loans to facilitate sales of other real estate                                  $      --       $     8,221
                                                                                    ===========     ===========
    Unsettled trades                                                                $      --       $   277,989
                                                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                                      $   123,206     $    72,601
                                                                                    ===========     ===========
    Interest paid                                                                   $   356,524     $   370,568
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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.    BUSINESS COMBINATIONS

On March 30, 1999, the Company completed the acquisition of Headlands Mortgage Company ("Headlands"). The acquisition was accounted for as a tax-free pooling of interests, with 0.62 shares of the Company's stock being exchanged for each share of Headlands stock. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of GreenPoint and Headlands. The acquisition of GreenPoint Credit Corp. ("GreenPoint Credit") on September 30, 1998 was recorded as a purchase, and accordingly the prior period information is not comparable, as it does not include GreenPoint Credit results.

There were no transactions between GreenPoint and Headlands prior to the acquisition. Certain reclassifications were made to the Headlands financial statements to conform to GreenPoint's presentations.

The following table represents a reconciliation of net interest income and net income previously reported by the Company to those presented in the accompanying consolidated financial statements.

                                       QUARTER ENDED           NINE MONTHS ENDED
                                    SEPTEMBER 30, 1998        SEPTEMBER 30, 1998
                                     -----------------        ------------------
                                                  (IN THOUSANDS)
Net interest income:
    GreenPoint                          $123,415                    $361,672
    Headlands                              7,409                      18,377
                                        --------                    --------
Combined                                $130,824                    $380,049
                                        ========                    ========


Net income:
    GreenPoint                          $ 43,498                    $116,499
    Headlands                              9,296                       6,292
                                        --------                    --------
Combined                                $ 52,794                    $122,791
                                        ========                    ========

3.    STOCK INCENTIVE PLAN

For the nine months ended September 30, 1999, the Company granted options to purchase 1,583,500 shares of the Company's common stock to certain officers, at an average exercise price of $32.44. These awards vest over two to three years on the anniversary dates of the awards.

4.       NON-EMPLOYEE DIRECTORS' STOCK OPTION GRANTS

During the nine months ended September 30, 1999, the Company granted options to purchase 44,000 shares of the Company's common stock to non-employee directors, at an average exercise price of $34.75. These awards vest after one year on the anniversary dates of the awards.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.       INCOME TAXES RELATED TO S CORPORATION CONVERSION

On January 31, 1998, Headlands converted from a Subchapter S corporation "S corporation", which is not subject to corporate level income tax, to a Subchapter C corporation "C corporation". As a C corporation, the Company bears the federal, state and local tax obligation relating to its net income.

The accompanying consolidated statements of income for the quarter and nine months ended September 30, 1999 and 1998 reflect the income tax expense of the Company as if it had been subject to federal, state and local C corporation income taxes for all periods presented. The information also takes into consideration the one-time, non-cash charge relating to deferred income taxes on historical earnings resulting from termination of Headlands' S corporation status.

6.       LOANS RECEIVABLE HELD FOR SALE

The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1999             1998
                                                                                  -----------     -----------
                                                                                         (IN THOUSANDS)
LOANS RECEIVABLE HELD FOR SALE:
    Residential mortgage loans                                                    $   688,005     $   838,026
    Home equity lines of credit                                                        88,132          68,135
    Manufactured housing loans                                                        384,260         535,237
    Manufactured housing land/home loans                                               63,667         139,088
    Guaranteed student loans                                                            2,479           3,340
    Deferred loan origination fees and unearned discount                               (6,396)         (5,764)
                                                                                  -----------     -----------
       Loans receivable held for sale, net                                        $ 1,220,147     $ 1,578,062
                                                                                  ===========     ===========

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.       SECURITIES

Securities held at September 30, 1999 are summarized as follows:

                                                                             GROSS              GROSS
                                                          AMORTIZED        UNREALIZED         UNREALIZED
                                                            COST             GAINS              LOSSES           FAIR VALUE
                                                        -------------     -------------      -------------      -------------
                                                                                  (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Government and Federal Agency Obligations:
    Agency notes/Asset-backed securities                $      98,336     $         ---      $      (1,152)     $      97,184
    Mortgage-backed securities                                568,959                11            (14,433)           554,537
    Collateralized mortgage obligations                       172,972               ---             (1,993)           170,979
    Trust certificates collateralized by GNMA
    securities                                                 18,125               ---                (45)            18,080
Commercial paper                                               74,816               ---                ---             74,816
Corporate bonds                                                29,022               ---             (1,147)            27,875
Corporate asset-backed securities                              25,000               ---               (102)            24,898
Other                                                          50,016                 7                 (2)            50,021
                                                        -------------     -------------      -------------      -------------
    Total securities available for sale                 $   1,037,246     $          18      $     (18,874)     $   1,018,390
                                                        =============     =============      =============      =============

SECURITIES HELD TO MATURITY
Tax exempt municipals                                   $         555     $          11      $         ---      $         566
Other                                                           1,502               ---                ---              1,502
                                                        -------------     -------------      -------------      -------------
    Total securities held to maturity                   $       2,057     $          11      $         ---      $       2,068
                                                        =============     =============      =============      =============

Securities held at December 31, 1998 are summarized as follows:

                                                                             GROSS              GROSS
                                                          AMORTIZED        UNREALIZED         UNREALIZED
                                                            COST             GAINS              LOSSES           FAIR VALUE
                                                        -------------     -------------      -------------      -------------
                                                                                  (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Government and Federal Agency Obligations:
    Agency notes/Asset-backed securities                $     260,500     $         123      $        (313)     $     260,310
    Mortgage-backed securities                                560,992             5,505                (52)           566,445
    Collateralized mortgage obligations                       206,246             3,414                (81)           209,579
    Trust certificates collateralized by GNMA
    securities                                                 26,611               ---               (107)            26,504
Commercial paper                                              145,705               ---                ---            145,705
Corporate bonds                                                24,268                22                (57)            24,233
Corporate asset-backed securities                              25,000               ---               (141)            24,859
Other                                                          80,017                 9                (77)            79,949
                                                        -------------     -------------      -------------      -------------
    Total securities available for sale                 $   1,329,339     $       9,073      $        (828)     $   1,337,584
                                                        =============     =============      =============      =============

SECURITIES HELD TO MATURITY
Tax exempt municipals                                   $         575     $          13      $         ---      $         588
Other                                                           2,699               ---                ---              2,699
                                                        -------------     -------------      -------------      -------------
    Total securities held to maturity                   $       3,274     $          13      $         ---      $       3,287
                                                        =============     =============      =============      =============

o ESTIMATED FAIR VALUES FOR SECURITIES ARE BASED ON PUBLISHED MARKET OR SECURITIES DEALERS' ESTIMATED PRICES.

o DURING THE QUARTER ENDED SEPTEMBER 30, 1999, THE COMPANY SOLD NO AVAILABLE FOR SALE SECURITIES.


o DURING THE QUARTER ENDED SEPTEMBER 30, 1999, THE COMPANY SOLD $172.3 MILLION IN TRADING ASSETS, RESULTING IN GROSS REALIZED GAINS OF $660 THOUSAND AND GROSS REALIZED LOSSES OF $564 THOUSAND.

o THE AVERAGE MATURITIES OF THE SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY AT SEPTEMBER 30, 1999 ARE APPROXIMATELY 11.7 AND 6.2 YEARS, RESPECTIVELY. THERE WERE NO TRADING SECURITIES AT SEPTEMBER 30, 1999.

o MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS, MOST OF WHICH HAVE CONTRACTUAL MATURITIES OF MORE THAN 10 YEARS, ARE SUBJECT TO SCHEDULED AND NON-SCHEDULED PRINCIPAL PAYMENTS, WHICH SHORTEN THE AVERAGE LIFE TO AN ESTIMATED 5.0 YEARS.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.       LOAN SALES

SECURITIZATIONS

During the quarter ended September 30, 1999, the Company sold $100.0 million of manufactured housing loans ("Manufactured Housing") in a securitization transaction for a gain of $4.7 million. The Company receives annual servicing fees approximating 1.0% for these manufactured housing loans and rights to future cash flows arising after the investors in the securitization trust receive the return for which they are contracted.

Also, during the quarter ended September 30, 1999, the Company sold $270.8 million of home equity lines of credit and second mortgage loans ("Mortgages") in a securitization transaction for a gain of $5.8 million. The Company receives annual servicing fees approximating 0.5% for these mortgage loans and rights to future cash flows arising after the investors in the securitization trust receive the return for which they are contracted.

The investors and the securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due, except for the liability under the corporate guarantee related to the Manufactured Housing securitization. In addition, the Company's retained interests are generally subordinate to investors' interests.

Key economic assumptions used in measuring the significant retained interests resulting from the securitizations completed during the quarter ended September 30, 1999 were as follows:

                                                       QUARTER ENDED SEPTEMBER 30, 1999
                                                     ---------------------------------------
                                                      MANUFACTURED HOUSING          MORTGAGES
                                                     ---------------------          ---------
Weighted average prepayment rate (1)                        14.1%                     44.3%
Weighted average life (in years)                             4.5                       1.5
Weighted average default rate                                2.0%                      0.5%
Loss severity rate                                          54.0%                    100.0%
Asset cash flows discounted at                              14.0%                     15.0%


(1) EXCLUDES WEIGHTED AVERAGE DEFAULT RATE.

WHOLE LOAN SALES

During the quarters ended September 30, 1999 and 1998, the Company sold as whole loans certain mortgage loans with principal balances outstanding of $2.1 billion and $2.0 billion, respectively, for pretax gains of $38.4 million and $37.4 million, respectively. The Company retained servicing on some of the mortgages sold, but did not retain any other interests in those mortgages. GreenPoint maintained limited recourse in the event of default on a portion of its whole loan sales.

During the quarter ended September 30, 1999, the Company sold as whole loans certain manufactured housing land/home loans with principal balances outstanding of $191.4 million for a gain of $8.9 million. The Company retained servicing on those loans but did not retain any other interests in those loans.

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

RETAINED INTERESTS IN SECURITIZATIONS:

                                       SEPTEMBER 30, 1999
                             --------------------------------------
                                          MANUFACTURED
                             MORTGAGES      HOUSING        TOTAL
                             ---------     ----------    ----------
                                         (IN THOUSANDS)

Subordinated certificates    $    6,885    $     --      $    6,885
Interest-only strip              36,943        12,174        49,117
Transferor interest              16,615          --          16,615
                             ----------    ----------    ----------
                             $   60,443    $   12,174    $   72,617
                             ==========    ==========    ==========

                                       DECEMBER 31, 1998
                             --------------------------------------
                                          MANUFACTURED
                             MORTGAGES      HOUSING        TOTAL
                             ---------     ----------    ----------
                                         (IN THOUSANDS)

Subordinated certificates    $   20,984    $     --      $   20,984
Interest-only strip              12,736         9,207        21,943
Transferor interest              24,400          --          24,400
                             ----------    ----------    ----------
                             $   58,120    $    9,207    $   67,327
                             ==========    ==========    ==========

SERVICING ASSETS:
                            SEPTEMBER 30, DECEMBER 31,
                                1999          1998
                             ----------    ----------
                                  (IN THOUSANDS)

Mortgage                     $   44,536    $   30,870
Manufactured housing            111,409       115,057
                             ----------    ----------
                             $  155,945    $  145,927
                             ==========    ==========

CORPORATE GUARANTEES AND OTHER RESERVES:

The Company has issued corporate guarantees with respect to $2.5 billion of securitized manufactured housing and mortgage loans. The maximum amount of recourse exposure under these corporate guarantees amounts to $283.3 million and $84.3 million as of September 30, 1999 and December 31, 1998, respectively. The Company has established a liability for its estimated losses under these corporate guarantees of $15.8 million and $5.2 million as of September 30, 1999 and December 31, 1998, respectively.

In addition, at September 30, 1999, the Company has established recourse reserves of $13.0 million and $5.6 million related to recourse associated with mortgage and manufactured housing whole loan sales, respectively.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.      NOTES PAYABLE

Notes payable consist of the following:

                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                            1999                     1998
                                                                      -----------------       -----------------
                                                                                  (IN THOUSANDS)
Warehouse  line of credit  with  banks,  expiring  on  November 4,
1999,  $200  million at  September  30,  1999 and $750  million at
December 31, 1998, and interest bearing  variable  interest rates,
including a rate adjusted for compensating balances                   $          40,000       $         601,623

Master base  agreement  with a leasing  company,  secured by fixed assets of the Company,  bearing  various  interest  rates based on
LIBOR                                                                             5,794                   6,377
                                                                      -----------------       -----------------
                                                                      $          45,794       $         608,000
                                                                      =================       =================

11.      RESTRUCTURING CHARGE

For the quarter ended March 31, 1999, the Company recorded a pre-tax restructuring charge of $6.0 million pertaining to the integration of Headlands and GreenPoint Mortgage. At September 30, 1999 approximately $3.9 million remains of this reserve, which will be utilized to absorb related severance expense.

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

The accounting policies of the segments are the same as described in Note 1 "Summary of Significant Accounting Policies." The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment. The expenses relating to the executive, strategic planning, information systems personnel, finance, audit and human resources functions of the Company are not allocated to individual operating segments. As the Company purchased the Manufactured Housing business segment on September 30, 1998, income (loss) information pertaining to this segment is presented only for 1999.

                                                              QUARTER ENDED SEPTEMBER 30, 1999
                                ----------------------------------------------------------------------------------------------
                                                               MANUFACTURED      SEGMENT                         CONSOLIDATED
                                  MORTGAGE       CONSUMER        HOUSING         TOTALS          OTHER (1)          TOTALS
                                -------------  --------------  -------------  --------------  -----------------  -------------
                                                                       (IN THOUSANDS)
Net interest income             $    64,438    $     52,204    $     7,079     $   123,721    $    15,565        $   139,286
Income from fees and
   commissions                        4,290           8,123            ---          12,413                            12,413
Loan servicing fees                   3,566             ---         17,707          21,273            ---             21,273
Net gain on sales of loans           44,225              10         13,584          57,819            ---             57,819
Depreciation and amortization         4,036          12,395          8,959          25,390          2,845             28,235
Segment income (loss) before
   taxes                             75,948          27,924          (3,142)       100,730          2,538            103,268
Other significant non-cash
   items:
   ESOP and stock plans expense       1,059           1,203          1,804           4,066            747              4,813
Total assets                    $ 9,822,877    $ 12,182,745    $ 1,770,748     $ 23,776,370   $ (8,291,154) (3)  $ 15,485,216

                                                              QUARTER ENDED SEPTEMBER 30, 1998
                                ----------------------------------------------------------------------------------------------
                                                               MANUFACTURED      SEGMENT                         CONSOLIDATED
                                  MORTGAGE       CONSUMER        HOUSING         TOTALS          OTHER (1)          TOTALS
                                -------------  --------------  -------------  --------------  -----------------  -------------
                                                                       (IN THOUSANDS)
Net interest income             $    64,877    $     54,282    $       ---     $   119,159    $    11,665        $   130,824
Income from fees and
   commissions                        4,450           6,251            ---          10,701          1,365             12,066
Loan servicing fees                     (835)           ---            ---             (835)          ---                (835)
Net gain on sales of loans           32,942               3            ---          32,945            ---             32,945
Depreciation and amortization         2,611          13,060            ---          15,671          1,881             17,552
Segment income (loss) before
   taxes                             63,080          28,323            ---          91,403          (4,918)           86,485
Other significant non-cash
   items:
   ESOP and stock plans expense       1,722           1,958            ---           3,680          1,750              5,430
Total assets                    $ 10,185,557   $ 11,339,657    $ 1,478,301     $ 23,003,515   $ (8,443,661) (3)  $ 14,559,854


                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                             NINE MONTHS ENDED SEPTEMBER 30, 1999
                                -----------------------------------------------------------------------------------------------
                                                                 MANUFACTURED     SEGMENT                        CONSOLIDATED
                                   MORTGAGE         CONSUMER       HOUSING         TOTALS         OTHER (1)         TOTALS
                                ----------------  -------------  -------------  -------------  ----------------  --------------
                                                                        (IN THOUSANDS)
Net interest income             $   198,615       $   153,830    $    19,917    $   372,362    $     30,352      $    402,714
Income from fees and
   commissions                       15,154            22,664            ---         37,818             ---            37,818
Loan servicing fees                   4,596               ---         60,459         65,055             ---            65,055
Net gain on sales of loans          118,728                62         53,439        172,229             ---           172,229
Depreciation and amortization        10,682            37,079         26,930         74,691           8,401            83,092
Segment income (loss) before
   taxes                            208,372  (2)       79,662         18,594        306,628          (34,434)         272,194
Other significant non-cash
   items:
   ESOP and stock plans expense       3,387             3,575          5,855         12,817           2,727            15,544
Total assets                    $ 9,822,877       $ 12,182,745   $ 1,770,748    $ 23,776,370   $  (8,291,154)(3) $ 15,485,216

                                                             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                -----------------------------------------------------------------------------------------------
                                                                 MANUFACTURED      SEGMENT                        CONSOLIDATED
                                   MORTGAGE         CONSUMER       HOUSING         TOTALS          OTHER (1)         TOTALS
                                ----------------  -------------  -------------  --------------  ----------------  -------------
                                                                        (IN THOUSANDS)
Net interest income             $   198,647       $   163,817    $       ---    $    362,464    $    17,585       $   380,049
Income from fees and
   commissions                       12,165            19,337            ---          31,502          1,555            33,057
Loan servicing fees                   1,057               ---            ---           1,057            ---             1,057
Net gain on sales of loans           86,546                46            ---          86,592            ---            86,592
Depreciation and amortization         6,719            39,010            ---          45,729          5,838            51,567
Segment income (loss) before
   taxes                            192,816            85,126            ---         277,942         (43,409)         234,533
Other significant non-cash
   items:
   ESOP and stock plans expense       5,551             5,954            ---          11,505          5,586            17,091
Total assets                    $ 10,185,557      $ 11,339,657   $ 1,478,301    $ 23,003,515    $ (8,443,661)(3)  $ 14,559,854

(1)  REPRESENTS UNALLOCATED CORPORATE AMOUNTS.

(2) SEGMENT INCOME INCLUDES $13.9 MILLION OF EXPENSES RELATED TO THE HEADLANDS ACQUISITION. EXCLUDING THIS NON-RECURRING CHARGE, SEGMENT INCOME WOULD BE $222.2 MILLION.

(3) FOR THE PURPOSE OF INTERNAL MANAGEMENT REPORTING, THE COMPANY RECORDS INTERSEGMENT FUNDS TRANSFERS AND ELIMINATES THESE TRANSFERS ON A CONSOLIDATED BASIS FOR GAAP REPORTING. INTERSEGMENT ASSETS AND LIABILITIES ELIMINATED FOR CONSOLIDATION PURPOSES WERE $11.6 BILLION AND $10.7 BILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998, RESPECTIVELY. NET INTEREST INCOME CORRESPONDING TO THE ASSUMED FUNDS TRANSFERS IS ALLOCATED ACCORDINGLY.

13.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

In June 1999, The Financial Accounting Standards Board ("FASB") issued Statement No. 137, "Accounting for Derivative and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which delayed the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 will be effective for the Company on January 1, 2001. Management of the Company is in the process of assessing the impact of the adoption of SFAS 133 on the Company's earnings and financial position.

14.  SUBSEQUENT EVENT

In October 1999, the Company's Board of Directors authorized a new share repurchase program of up to 5%, or approximately 5.5 million, of its outstanding shares. The repurchase will be at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                            QUARTER ENDED                              NINE MONTHS ENDED
                                    ------------------------------------------------------------- ----------------------------
                                    SEPT. 30,    JUNE 30,    MARCH 31,     DEC. 31,    SEPT. 30,   SEPT. 30,      SEPT. 30,
                                       1999        1999        1999          1998        1998         1999          1998
                                    ----------  ---------- -------------- ----------- ----------- ------------- --------------
PERFORMANCE RATIOS (ANNUALIZED)
   Core cash earnings return on
     average assets (1)                2.28 %      2.31 %      2.22 % (2)    1.65 %      1.98 %      2.27 % (2)     1.91 % (3)
   Core cash earnings return on
     average equity (1)               16.98       17.02       16.98   (2)    12.97      16.11       16.99   (2)    17.77   (3)
   Core cash earnings return on
     tangible equity (1)              32.04       33.46       35.12   (2)    28.26      27.30       33.45   (2)    30.25   (3)
   Core return on average assets       1.63        1.62        1.54   (2)    0.98        1.50        1.60   (2)     1.41   (3)
   Core return on average equity      12.12       11.95       11.81   (2)    7.70       12.19       11.96   (2)    13.13   (3)
   Net interest margin                 4.13        4.10        3.83          3.97        4.03        4.02           3.95
   Net interest spread during
     period                            3.75        3.75        3.51          3.66        3.59        3.67           3.59
   Operating expense to average
     assets (4)                        2.90        2.94        2.82          2.77        2.06        2.89           2.09
   Efficiency ratio (5)                47.0        47.3        47.4          55.6        42.3        47.2           43.5
   Average interest-earning assets
     to average interest-bearing
     liabilities                       1.10 x      1.09 x      1.08 x        1.07 x      1.11 x      1.09 x         1.08 x

REGULATORY CAPITAL RATIOS:
Company:
   Leverage capital (6)                9.27 %      9.04 %      8.48 %        7.90 %      8.15 %
   Risk-based capital (6):
     Tier I                           12.38       12.21       12.68          12.65      13.29
     Total                            13.44       13.27       13.90          13.90      14.54
Bank:
   Leverage capital (6)                8.17        7.80        7.08          6.75        6.71
   Risk-based capital (6):
     Tier I                           10.89       10.48       10.58          10.74      10.90
     Total                            11.95       11.55       11.81          11.99      12.16

PER SHARE DATA:
   Core cash earnings (1)*          $  0.88     $  0.87     $  0.86   (2)  $ 0.64     $  0.75     $  2.61        $  2.25
   Common book value**                21.26       20.75       20.39          19.99      19.91         N/A            N/A
   Tangible common book value**       11.45       10.74       10.17          9.45        9.26         N/A            N/A

   Shares used in calculations
   - (In thousands):
   * Average                         98,112      98,189      96,372        96,070      93,397
   ** Period - end                   98,035      98,129      97,969        96,154      96,178
      Total                         109,469     109,027     108,909       106,908     107,386

ASSET QUALITY RATIOS:
   Non-performing loans to total
     loans held for investment         2.43 %      2.72 %      2.97 %        3.03 %      3.16 %
   Non-performing assets to total
   assets                              1.55        1.76        1.88          1.98        2.12

ALLOWANCE FOR POSSIBLE LOAN LOSSES TO:
   Non-performing loans               48.13       44.65       40.60          39.63      37.92
   Total loans held for investment     1.17        1.21        1.21          1.20        1.20

EARNINGS TO COMBINED FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS
   (7):
   Excluding interest on deposits     11.33 x     11.02 x      7.94 x        7.09 x     10.20 x     10.10 x         9.38 x
   Including interest on deposits      1.78 x      1.78 x      1.55 x        1.47 x      1.69 x      1.71 x         1.62 x


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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


1.       GENERAL

GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a bank holding company with three principal operating segments, reflecting the major business lines. GreenPoint Bank (the "Bank") is a New York state-chartered savings bank. The Bank has $11.7 billion in deposits in 73 branches serving more than 400,000 households in the Greater New York City area. During the second quarter GreenPoint Mortgage Corp. ("GreenPoint Mortgage") and Headlands Mortgage Company ("Headlands") combined operations ("Mortgage Business"). GreenPoint Mortgage is the leading national lender in no documentation ("No Doc") residential mortgages. Headlands, headquartered in Larkspur, California, specializes in Alternative A ("Alt A") mortgage lending. Alt A borrowers have strong credit backgrounds but require loan terms that do not meet other agency criteria. The acquisition of Headlands was completed on March 30, 1999 and was recorded as a pooling of interests. Accordingly, the financial information has been restated for all periods prior to the business combination to include the combined financial results of GreenPoint and Headlands. GreenPoint Credit Corp. ("GreenPoint Credit"), headquartered in San Diego, California, is the second largest lender nationally in the manufactured housing finance industry.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are based on management's current expectations. These forward-looking statements include information concerning possible or assumed future results of operations and business plans, including those relating to earnings growth, revenue growth, origination volume, secondary market transactions, expense levels, and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions, including integration activities relating to the recently consummated acquisition of Headlands Mortgage Company; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, all of which can adversely affect the origination volumes from the Company's lending businesses; the level of defaults and prepayments on loans made by the Company and each of its affiliates; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which could adversely affect the ability of the Company to sell or securitize mortgage and manufactured housing originations on a favorable or timely basis; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


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

2.       OPERATING RESULTS

The third quarter's results include the following:

o Net income was $61.7 million, an increase of 17% over the third quarter of 1998. Net income was $156.6 million, inclusive of non-recurring costs and charges, for the nine months ended September 30, 1999, an increase of 28% over the comparable 1998 period. Net income per diluted share was $0.63 for the quarter, an increase of 11% over the third quarter of 1998. Net income per diluted share for the nine months ended September 30, 1999 was $1.61, an increase of 15% over the comparable 1998 period. The significant increase in net income reflects the full impact of the GreenPoint Credit and Headlands acquisitions.

o Total loan originations for the third quarter of 1999 were $3.1 billion, an increase of 4% over the third quarter of 1998, and a decrease of 19% compared to the prior quarter. Mortgage originations for the same period were $2.4 billion, a decrease of 22% from the third quarter of 1998, and second quarter of 1999. Manufactured housing loan originations were $766 million, a decrease of 9% from the second quarter of 1999.

o GreenPoint Credit recorded a gain of $8.9 million and $4.7 million from a whole loan sale of $191.4 million and a securitization of $100.0 million of manufactured housing loans.

o Headlands sold certain whole loan mortgages of $2.1 billion and completed a securitization of $270.8 million of home equity lines of credit and second mortgages recording a gain of $38.4 million and $5.8 million, respectively.

o Asset quality improved substantially over 1998, as non-performing loans decreased 18% to $234.8 million, and non-performing assets decreased 19% to $240.3 million at September 30, 1999.

The nine months ended results include the recognition of non-recurring expenses of $27.6 million related to the acquisition of Headlands and include a one-time restructuring charge related to severance.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


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

                                                            QUARTER ENDED                             NINE MONTHS ENDED
                                           ------------------------------------------------     ------------------------------
                                            SEPT. 30,         JUNE 30,          SEPT. 30,        SEPT. 30,         SEPT. 30,
                                              1999              1999              1998             1999              1998
                                           ------------     -------------     -------------     ------------      ------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income                                 $     61,703     $      59,896     $      52,794     $    156,627      $    122,791
Non-recurring items, net of tax (1)                 ---               ---               ---           22,503            23,656
                                           ------------     -------------     -------------     ------------      ------------
Core net income                                  61,703            59,896            52,794          179,130           146,447
Add back:
   Goodwill amortization                         19,892            19,890            11,562           59,740            34,685
   Employee Stock Ownership and stock
     plans expense                                4,813             5,475             5,430           15,544            17,091
                                           ------------     -------------     -------------     ------------      ------------

Core cash earnings                         $     86,408     $      85,261     $      69,786     $    254,414      $    198,223
                                           ============     =============     =============     ============      ============

Core cash earnings per share (2)           $       0.88     $        0.87     $        0.75     $       2.61      $       2.25
                                           ============     =============     =============     ============      ============

(1) NON-RECURRING ITEMS INCLUDE HEADLANDS ACQUISITION EXPENSE, RESTRUCTURING CHARGE AND NON-RECURRING PERSONNEL EXPENSE.

(2) BASED ON THE WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED EARNINGS PER SHARE.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NET INTEREST INCOME

Net interest income on a taxable equivalent basis increased by $7.7 million, or 6%, over the third quarter of 1998, and by $21.4 million, or 6%, in the first nine months of 1999, versus the comparable periods in 1998. The improvement in net interest income reflects an increase in interest-earning assets and improvement in net interest margin.

Interest income on mortgages held for investment decreased by $6.8 million, or 3%, to $194.2 million for the third quarter of 1999 and by $13.5 million, or 2%, to $586.3 million in the first nine months of 1999, from $200.9 million and $599.8 million, respectively, for the comparable 1998 periods. The decrease for the quarter ended September 30, 1999 is attributable to a 27 basis point decline in the average rate coupled with a $34.7 million drop in the average balance, versus the same period a year ago. The decrease for the nine months ended September 30, 1999 is attributable to a 33 basis point drop in the average rate, offset by an increase in the average balance of $148.1 million, versus the comparable 1998 period. The decline in rate is attributable to a generally lower interest rate environment and associated loan prepayments.

Interest income on loans held for sale increased by $20.6 million, or 109%, to $39.3 million, in the third quarter of 1999, and by $57.6 million, or 118%, to $106.4 million in the first nine months of 1999, from $18.8 million and $48.7 million, respectively, for the comparable 1998 periods. The primary reason for the increase relates to the $589.1 million and $498.1 million of GreenPoint Credit manufactured housing loans, which earned $14.5 million and $35.7 million for the third quarter and nine months ended September 30, 1999, respectively. Interest income on securities and money market investments fell by a combined $14.6 million, or 32%, to $30.8 million for the third quarter of 1999 and by $45.1 million, or 34%, to $87.9 million in the first nine months of 1999, from $45.5 million and $132.9 million, respectively, for the comparable 1998 periods. The decreases were primarily the result of declines in the average securities and money market investment portfolios of $1.0 billion for the third quarter and nine months ended September 30, 1999, respectively, versus the 1998 comparable periods. The 3 and 11 basis point decline in the overall yield in interest-earning assets is attributable to the 27 and 33 basis point drop in the mortgage loans held for investment, offset by the redeployment of funds from investments to higher yielding loans for the quarter and nine months ended September 30, 1999, respectively.

Interest expense was flat at $137.6 million in the third quarter of 1999, and decreased by $3.5 million, or 1%, to $405.9 million in the first nine months of 1999, from $137.6 million and $409.4 million, respectively, for the comparable 1998 periods. The decrease for the quarter and nine months ended September 30, 1999 reflects a 19 basis point decline in the average cost of funds counteracted by a $523.0 million and $392.1 million rise in average interest-bearing liabilities, respectively. The cost of funds for the quarter and nine months ended September 30, 1999, decreased primarily due to lower pricing on the consumer deposits and the use of internal funding to reduce securities sold under agreements to repurchase that financed mortgage loans held for sale.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


AVERAGE BALANCE SHEETS AND INTEREST YIELD/COST

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended September 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

                                                                             QUARTER ENDED
                                          ------------------------------------------------------------------------------------
                                                     SEPTEMBER 30, 1999                         SEPTEMBER 30, 1998
                                          -----------------------------------------  -----------------------------------------
                                                                          AVERAGE                                    AVERAGE
                                             AVERAGE                       YIELD/       AVERAGE                       YIELD/
                                             BALANCE         INTEREST       COST        BALANCE         INTEREST       COST
                                          ---------------  -------------  ---------  ---------------  -------------  ---------
                                                       (TAXABLE-EQUIVALENT INTEREST AND RATES, IN THOUSANDS) (1)
Assets:
Interest-earning assets:
   Mortgage loans held for investment (2)  $   9,093,129    $   194,171     8.54 %    $   9,127,836    $   200,943    8.81 %
   Other loans (2)                               407,178          9,294     9.13             29,031            597    8.23
   Loans held for sale                         1,813,161         39,348     8.68            787,296         18,787    9.54
   Money market investments (3)                  962,622         12,605     5.20          1,162,291         16,391    5.59
   Securities (4)                              1,139,487         18,234     6.38          1,960,023         29,072    5.90
   Trading assets                                 19,735            277     5.57              8,407            114    5.38
   Other interest-earning assets                 230,814          3,919     6.74            159,901          4,272   10.60
                                           -------------    -----------               -------------    -----------
     Total interest-earning assets            13,666,126        277,848     8.13         13,234,785        270,176    8.16
                                                            -----------                                -----------
Non-interest earning assets (5)                1,502,302                                    890,280
                                           -------------                              -------------
     Total assets                          $  15,168,428                              $  14,125,065
                                           =============                              =============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings                                 $   1,452,803          8,064     2.20      $   1,614,431          9,940    2.44
   N.O.W.                                        304,187            750     0.98            316,912            978    1.22
   Money market and variable rate savings      2,449,190         20,409     3.31          2,199,234         18,115    3.27
   Term certificates of deposit                7,158,035         91,964     5.10          6,518,999         87,374    5.32
   Mortgagors' escrow                            113,382            426     1.49            143,246            387    1.07
   Trading liabilities                             8,431            111     5.22              4,376             58    5.26
   Notes payable and other borrowings            375,616          5,003     5.27            265,766          3,198    4.77
   Securities sold under agreements to
    repurchase                                   216,055          2,798     5.14            491,814          9,519    7.68
   Long term debt                                199,890          3,468     6.94            199,853          3,468    6.94
   Guaranteed preferred beneficial
    interest in Company's junior
    subordinated debentures                      199,736          4,574     9.16            199,727          4,575    9.16
                                           -------------    -----------               -------------    -----------

     Total interest-bearing liabilities       12,477,325        137,567     4.38         11,954,358        137,612    4.57
                                                            -----------                                -----------
Other liabilities                                655,202                                    437,909
                                           -------------                              -------------
     Total liabilities                        13,132,527                                 12,392,267
Stockholders' equity                           2,035,901                                  1,732,798
                                           -------------                              -------------
     Total liabilities and stockholders'
       equity                             $   15,168,428                              $  14,125,065
                                          ==============                              =============


Net interest income/interest rate spread
(7)                                                         $   140,281     3.75 %                     $   132,564    3.59 %
                                                            ===========   ======                       ===========  ======
Net interest-earning assets/net interest
   margin (8)                              $   1,188,801                    4.13 %    $   1,280,427                   4.03 %
                                           =============                  ======      =============                 ======
Ratio of interest-earning assets to
   interest-earning liabilities                   1.10 x                                     1.11 x
                                          ==============                              =============

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

(8) NET INTEREST MARGIN REPRESENTS NET INTEREST INCOME ON A TAXABLE-EQUIVALENT BASIS, DIVIDED BY AVERAGE INTEREST-EARNING ASSETS.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


AVERAGE BALANCE SHEETS AND INTEREST YIELD/COST

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the nine months ended September 30, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

                                                                           NINE MONTHS ENDED
                                          ------------------------------------------------------------------------------------
                                                     SEPTEMBER 30, 1999                         SEPTEMBER 30, 1998
                                          -----------------------------------------  -----------------------------------------
                                                                          AVERAGE                                    AVERAGE
                                             AVERAGE                       YIELD/       AVERAGE                       YIELD/
                                             BALANCE         INTEREST       COST        BALANCE         INTEREST       COST
                                          ---------------  -------------  ---------  ---------------  -------------  ---------
                                                       (TAXABLE-EQUIVALENT INTEREST AND RATES, IN THOUSANDS) (1)
Assets:
Interest-earning assets:
   Mortgage loans held for investment (2)  $   9,179,966    $   586,299     8.52 %    $   9,031,844    $   599,771    8.85 %
   Other loans (2)                               214,286         13,800     8.59             30,140          1,881    8.32
   Loans held for sale                         1,621,427        106,363     8.75            682,847         48,718    9.51
   Money market investments (3)                  853,548         31,955     5.01          1,072,201         44,930    5.60
   Securities (4)                              1,217,132         55,942     6.13          1,981,811         88,015    5.93
   Trading assets                                  7,099            295     5.54              4,577            188    5.49
   Other interest-earning assets                 334,062         17,084     6.84            159,315         10,326    8.67
                                          ---------------  -------------             ---------------  -------------
     Total interest-earning assets            13,427,520        811,738     8.06         12,962,735        793,829    8.17
                                                           -------------                              -------------
Non-interest earning assets (5)                1,537,599                                    910,289
                                          ---------------                            ---------------
     Total assets                          $  14,965,119                              $  13,873,024
                                          ===============                            ===============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings                                 $   1,492,848         24,598     2.20      $   1,666,824         30,452    2.44
   N.O.W.                                        313,072          2,290     0.98            325,497          3,003    1.23
   Money market and variable rate savings      2,406,040         59,257     3.29          2,175,047         53,840    3.31
   Term certificates of deposit                7,016,344        268,713     5.12          6,506,514        260,442    5.35
   Mortgagors' escrow                            117,689          1,186     1.35            143,753          1,068    0.99
   Trading liabilities                             3,569            144     5.39              2,362             93    5.26
   Notes payable and other borrowings            342,902         13,109     5.05            238,422          8,556    4.80
   Securities sold under agreements to
    repurchase                                   255,575         12,448     6.51            497,606         27,830    7.48
   Long term debt                                199,881         10,404     6.94            199,844         10,404    6.94
   Guaranteed preferred beneficial
    interest in Company's junior
    subordinated debentures                      199,734         13,723     9.16            199,725         13,721    9.16
                                          ---------------  -------------             ---------------  -------------
     Total interest-bearing liabilities       12,347,654        405,872     4.39         11,955,594        409,409    4.58
                                                           -------------                              -------------
Other liabilities                                620,830                                    430,473
                                          ---------------                            ---------------
     Total liabilities                        12,968,484                                 12,386,067
Stockholders' equity                           1,996,635                                  1,486,957
                                          ---------------                            ---------------
     Total liabilities and stockholders'
       equity                              $  14,965,119                              $  13,873,024
                                          ===============                            ===============

Net interest income/interest rate spread
(7)                                                         $   405,866     3.67 %                     $   384,420    3.59 %
                                                            ===========     ====                       ===========    ====

Net interest-earning assets/net interest
   margin (8)                              $   1,079,866                    4.02 %    $   1,007,141                   3.95 %
                                           =============                    ====      =============                   ====

Ratio of interest-earning assets to
   interest-earning liabilities                   1.09 x                                     1.08 x
                                          ===============                            ===============

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

(8) NET INTEREST MARGIN REPRESENTS NET INTEREST INCOME ON A TAXABLE-EQUIVALENT BASIS, DIVIDED BY AVERAGE INTEREST-EARNING ASSETS.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


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

                                               QUARTER ENDED SEPTEMBER 30, 1999         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                         COMPARED TO                                COMPARED TO
                                               QUARTER ENDED SEPTEMBER 30, 1998         NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                     INCREASE/(DECREASE)                        INCREASE/(DECREASE)
                                           -----------------------------------------  -----------------------------------------
                                                    DUE TO                                     DUE TO
                                           --------------------------                 --------------------------
                                             AVERAGE       AVERAGE         NET          AVERAGE       AVERAGE         NET
                                             VOLUME         RATE          CHANGE        VOLUME         RATE          CHANGE
                                           ------------  ------------  -------------  ------------  ------------  -------------
                                                                             (IN THOUSANDS)
Interest-earning assets:
   Mortgage loans held for investment (1)  $      (761)   $   (6,011)   $    (6,772)  $     9,723    $  (23,195)   $   (13,472)
   Other loans (1)                               8,624            73          8,697        11,857            62         11,919
   Loans held for sale                          22,406        (1,845)        20,561        61,868        (4,223)        57,645
   Money market investments (2)                 (2,674)       (1,112)        (3,786)       (8,521)       (4,454)       (12,975)
   Securities                                  (12,978)        2,140        (10,838)      (35,048)        2,975        (32,073)
   Trading assets                                  159             4            163           105             2            107
   Other interest-earning assets                 1,516        (1,869)          (353)        9,322        (2,564)         6,758
                                           -----------    ----------    -----------   -----------    ----------    -----------
     Total interest earned on assets            16,292        (8,620)         7,672        49,306       (31,397)        17,909
                                           -----------    ----------    -----------   -----------    ----------    -----------

Interest-bearing liabilities:
   Savings                                        (946)         (930)        (1,876)       (3,018)       (2,836)        (5,854)
   N.O.W.                                          (38)         (190)          (228)         (111)         (602)          (713)
   Money market and variable rate savings        2,081           213          2,294         5,690          (273)         5,417
   Term certificate of deposit                   8,315        (3,725)         4,590        19,839       (11,568)         8,271
   Mortgagors' escrow                              (92)          131             39          (217)          335            118
   Trading liabilities                              53           ---             53            49             2             51
   Notes payable and other borrowings            1,434           371          1,805         3,962           591          4,553
   Securities sold under agreements to
    repurchase                                  (4,226)       (2,495)        (6,721)      (12,155)       (3,227)       (15,382)
   Long term debt                                  ---           ---            ---           ---           ---            ---
   Guaranteed preferred beneficial
    interest in Company's junior
    subordinated debentures                        ---            (1)            (1)            1             1              2
                                           -----------    ----------    -----------   -----------    ----------    -----------
     Total interest paid on liabilities          6,581        (6,626)           (45)       14,040       (17,577)        (3,537)
                                           -----------    ----------    -----------   -----------    ----------    -----------

Net change in net interest income          $     9,711    $   (1,994)   $     7,717   $    35,266    $  (13,820)   $    21,446
                                           ===========    ==========    ===========   ===========    ==========    ===========

(1) IN COMPUTING THE VOLUME AND RATE COMPONENTS OF NET INTEREST INCOME FOR LOANS, NON-ACCRUAL LOANS HAVE BEEN INCLUDED.

(2) INCLUDES INTEREST-BEARING DEPOSITS IN OTHER BANKS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for loan losses decreased by $1.3 million, or 47%, to $1.4 million for the third quarter of 1999 and by $4.0 million, or 40%, to $5.9 million in the first nine months of 1999, from $2.7 million and $9.9 million, respectively, for the comparable 1998 periods. The provision equaled net charge-offs and reflects continued improvement in delinquencies and non-performing loans.

NON-INTEREST INCOME

Non-interest income was $94.9 million and $283.3 million, an increase of 129% and 136% for the third quarter and nine months ended September 30, 1999, respectively, versus the comparable 1998 periods. The increase for the third quarter of 1999 was due to the addition of GreenPoint Credit's net servicing income of $22.2 million, a $4.7 million and $8.9 million gain from a securitization and a sale of manufactured housing loans, respectively; a $6.8 million increase in the gain from a securitization and whole loan mortgage sales and a $1.4 million increase in banking fees and commissions. The nine months ended September 30, 1999 results include the addition of GreenPoint Credit's net servicing income of $65.0 million, a $44.5 million and $8.9 million gain from securitizations and a sale of manufactured housing loans, respectively; a $32.2 million increase in the gain from a securitization and whole loan mortgage sales, an increase of $1.9 million in mortgage fees and a $2.9 million increase in banking fees and other commissions. The increase in gain on sale of mortgage loans is due to higher volume of loans sold along with more favorable pricing. The increase in mortgage loan fees for the nine month period is due to the collection of prepayment penalties and late fees associated with curing non-performing loans. The improvement in banking fees is primarily due to increased annuity sales and consumer fees.

NON-INTEREST EXPENSE

Total non-interest expense was $129.4 million and $407.9 million for the third quarter and nine months ended September 30, 1999, an increase of 56% and 59%, respectively, over the comparable 1998 periods.

The increase was primarily due to the addition of the operating expenses of GreenPoint Credit ($38.6 and $115.6 million, respectively) and a 59% increase in the operating expenses of Headlands associated with the expansion of its business since the first quarter of 1998. The GreenPoint Credit expenses included salaries and benefits of $15.6 million and $46.3 million, premises and equipment of $3.0 million and $8.8 million, $9.6 million and $28.1 million in other administrative expenses and goodwill expense of $8.3 million and $25.0 million for the third quarter and nine months ended September 30, 1999, respectively. The combined Mortgage Business expanded its operations during 1998, increasing staff as a result of rising origination volume of approximately 8% for the nine months ended September 30, 1999. Origination volume for the quarter ended September 30, 1999 decreased by 22% as a result of rising interest rates. The most significant increase in the Mortgage Business expenses relates to total salaries and benefits for the Mortgage Business operation, which were $21.7 million and $70.4 million for the third quarter and nine months ended September 30, 1999, respectively, $8.9 million and $20.3 million higher than the comparable 1998 periods.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


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

INCOME TAX EXPENSE

Total income tax expense increased $7.9 million, or 23%, to $41.6 million for the third quarter of 1999 and by $3.8 million, or 3%, to $115.6 million in first nine months of 1999, from $33.7 million and $111.7 million for the comparable periods of 1998. The rise in the current quarter compared to 1998 is primarily due to a $16.8 million, or 19%, increase in income before income taxes and by an increase in the effective tax rate from 39.0% in the 1998 quarter to 40.3% in the 1999 quarter. Included in total taxes for the nine months ended September 30, 1998 is $18.5 million in non-recurring income tax expense related to Headlands' conversion from a non-taxable subchapter S corporation to a taxable corporation. The Company incurred approximately $14.1 million in non-recurring charges, for which no tax benefit has been recognized during the first quarter of 1999, which served to increase the effective tax rate for the nine months ended September 30, 1999.

FINANCIAL CONDITION

Total assets were $15.5 billion at September 30, 1999 compared to $15.0 billion at December 31, 1998. Securities available for sale decreased $319.2 million to $1.0 billion at September 30, 1999 from $1.3 billion at December 31, 1998, primarily as a result of the use of proceeds from the maturities and sales of securities to fund loan originations and reduce the Company's borrowings. Total deposits increased $0.5 billion to $11.7 billion from $11.2 billion at December 31, 1998. The decrease in treasury stock and additional paid in capital reflects the issuance of 12.3 million shares of the Company's stock in exchange for the stock of Headlands.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NON-PERFORMING ASSETS

The Company's asset quality improved during the nine months ended September 30, 1999, as non-performing assets decreased by 19.0%. The ratio of non-performing loans to total loans held for investment fell to 2.43% at September 30, 1999 from 3.03% at December 31, 1998 while the ratio of non-performing assets to total assets fell to 1.55% at September 30, 1999 from 1.98% at December 31, 1998.

Non-performing assets, net of related specific reserves, were as follows:

                                                   SEPTEMBER 30,               DECEMBER 31,
                                                       1999                        1998
                                               ----------------------     ----------------------
                                                                (IN THOUSANDS)
Mortgage loans secured by:
   Residential one-to four-family              $              185,383     $              225,934
   Residential multi-family                                    27,494                     33,904
   Commercial property                                         21,806                     25,219
Other loans                                                       100                        108
                                               ----------------------     ----------------------
Total non-performing loans (1)                                234,783                    285,165
                                               ----------------------     ----------------------
Total other real estate owned, net                              5,532                     11,445
                                               ----------------------     ----------------------
   Total non-performing assets                 $              240,315     $              296,610
                                               ======================     ======================

(1) INCLUDES $6.6 MILLION AND $12.3 MILLION OF NON-ACCRUAL MORTGAGE LOANS UNDER 90 DAYS PAST DUE AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998, RESPECTIVELY.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following is a summary of the provision and allowance for possible loan losses:

                                       QUARTER ENDED              NINE MONTHS ENDED
                                       SEPTEMBER 30,                SEPTEMBER 30,
                                  -----------------------     -----------------------
                                    1999          1998          1999          1998
                                  ---------     ---------     ---------     ---------
                                                    (IN THOUSANDS)
Balance at beginning of period    $ 113,000     $ 111,000     $ 113,000     $ 109,000
Provision charged to income           1,448         2,714         5,902         9,896
Charge-offs                          (1,644)       (1,934)       (6,550)       (7,357)
Recoveries                              196           220           648           461
                                  ---------     ---------     ---------     ---------
Balance at end of period          $ 113,000     $ 112,000     $ 113,000     $ 112,000
                                  =========     =========     =========     =========

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


CAPITAL RATIOS

The Company's ratio of period-end stockholders' equity to ending total assets at September 30, 1999 was 13.46% compared to 12.80% at December 31, 1998.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of September 30, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


As of September 30, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.

                                                                                                REQUIRED FOR CAPITAL
                                                                   ACTUAL                         ADEQUACY PURPOSES
                                                       --------------------------------    --------------------------------
                                                          AMOUNT             RATIO            AMOUNT             RATIO
                                                       --------------    --------------    --------------    --------------
                                                                                  (IN MILLIONS)
AS OF SEPTEMBER 30, 1999
Total Capital (to Risk Weighted Assets):
    Company                                             $    1,429.1         13.44  %      $       850.7          8.00  %
    Bank                                                     1,270.4         11.95                 850.1          8.00
Tier 1 Capital (to Risk Weighted Assets):
    Company                                             $    1,316.1         12.38  %      $       425.4          4.00  %
    Bank                                                     1,157.4         10.89                 425.1          4.00
Tier 1 Capital (to Average Assets):
    Company                                             $    1,316.1          9.27  %      $       568.0          4.00  %
    Bank                                                     1,157.4          8.17                 567.0          4.00

                                                                                                REQUIRED FOR CAPITAL
                                                                   ACTUAL                         ADEQUACY PURPOSES
                                                       --------------------------------    --------------------------------
                                                          AMOUNT             RATIO            AMOUNT             RATIO
                                                       --------------    --------------    --------------    --------------
                                                                                  (IN MILLIONS)
AS OF DECEMBER 31, 1998
Total Capital (to Risk Weighted Assets):
    Company                                             $    1,196.4         13.90  %      $       688.6          8.00  %
    Bank                                                     1,029.7         11.99                 687.2          8.00
Tier 1 Capital (to Risk Weighted Assets):
    Company                                             $    1,088.7         12.65  %      $       344.3          4.00  %
    Bank                                                       922.3         10.74                 343.6          4.00
Tier 1 Capital (to Average Assets):
    Company                                             $    1,088.7          7.90  %      $       551.0          4.00  %
    Bank                                                       922.3          6.75                 546.8          4.00

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


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

The Company previously determined that it was required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Such modifications or replacements have been completed with respect to the Company's critical systems and a freeze has been imposed regarding the implementation of new systems or the upgrading of existing systems through the end of 1999. Accordingly, the Company presently believes that the Year 2000 issue will be mitigated.

The Company has also initiated formal communications with all of its suppliers and service providers (including hardware, software, processing, voice and data communication, facility components and services) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their respective Year 2000 issues. The Company is working with each of these third parties to facilitate remediation of the Year 2000 issue and has actively participated in testing of many such systems to ensure Year 2000 compliance. However, there can be no guarantee that the systems of third parties, upon which the Company relies, will be timely remediated, or that a failure to remediate by a third party would not have a materially adverse effect on the Company. To the extent that the Company has not received adequate response from its suppliers and service providers, it developed contingency plans intended to mitigate the possible disruption of critical business operations. The Company will utilize both internal and external resources for the Year 2000 project.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)


The use of interest rate instruments such as interest rate swaps is integrated into the Company's interest rate risk management. The notional amounts of these contracts approximate $0.8 billion at September 30, 1999 and $1.4 billion at December 31, 1998 and are not reflected in the Company's balance sheet. These contracts have an average term of approximately four years. Under the terms of these contracts, the Bank pays an average fixed rate of 6.36% and receives an average variable rate of 5.39% on the swaps hedging the fixed rate loan portfolio. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. These instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

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

As of September 30, 1999, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $74.0 million, or 0.48% of assets.

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

At September 30, 1999, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months on instruments held for other than trading purposes was a decline of approximately 5.9% of projected 1999 net income. Conversely, a gradual 200 basis point increase in interest rates would result in net income increasing by 1.7% than would be the case if rates remain constant. GreenPoint does not have significant exposure to such risk on instruments held for trading purposes due to the Company's limited use of these instruments.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)


INTEREST RATE SENSITIVITY GAP ANALYSIS

The table below depicts the Company's interest rate sensitivity as of September 30, 1999. Allocations of assets and liabilities, including non-interest-bearing sources of funds to specific periods, are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

                                                                        REPRICING PERIODS
                                   --------------------------------------------------------------------------------------------
                                                     MORE THAN       MORE THAN       MORE THAN
                                   THREE MONTHS    THREE MONTHS     SIX MONTHS       ONE YEAR        MORE THAN
                                                                                     TO THREE
                                      OR LESS      TO SIX MONTHS    TO ONE YEAR        YEARS        THREE YEARS       TOTAL
                                   --------------  --------------  --------------  --------------  --------------  ------------
                                                                          (IN MILLIONS)
Total loans, net                   $    2,199       $     696       $   1,087       $   2,335       $   4,439       $   10,756
Money market investments (1)            1,821             ---             ---             ---             ---            1,821
Securities held to maturity                 1             ---             ---             ---              93               94
Securities available for sale             265              73              59             285             409            1,091
Other interest earning assets             120             ---             ---             ---             ---              120
                                   --------------  --------------  --------------  --------------  --------------  ------------
   Total interest earning assets        4,406             769           1,146           2,620           4,941           13,882
                                   --------------  --------------  --------------  --------------  --------------  ------------

Cash and due from banks                   126             ---             ---             ---             ---              126
Servicing assets                            4               4               8              28             112              156
Goodwill                                   20              20              40             160             722              962
Other non-interest earning assets         359             ---             ---             ---             ---              359
                                   --------------  --------------  --------------  --------------  --------------  ------------
   Total assets                    $    4,915       $     793       $   1,194       $   2,808       $   5,775       $   15,485
                                   ==============  ==============  ==============  ==============  ==============  ============

Term certificates of deposit       $    2,134       $   1,125       $   1,938       $   1,971       $     131       $    7,299
Core deposits                             338             283             570           1,950           1,229            4,370
                                   --------------  --------------  --------------  --------------  --------------  ------------
   Total deposits                       2,472           1,408           2,508           3,921           1,360           11,669
                                   --------------  --------------  --------------  --------------  --------------  ------------

Mortgagors' escrow                          7               7              13              54              38              119
Securities sold under agreements
   to repurchase                          101             ---             ---             ---             ---              101
Federal Home Loan Bank of New
   York advances                          225             ---             ---             100             350              675
Long term debt                            ---             ---             ---             200             ---              200
Guaranteed preferred beneficial
   interest in Company's junior
   subordinated debentures                ---             ---             ---             ---             200              200
Notes payable                              46             ---             ---             ---             ---               46
Other liabilities                         391             ---             ---             ---             ---              391
Stockholders' equity                      ---             ---             ---             ---           2,084            2,084
                                   --------------  --------------  --------------  --------------  --------------  ------------
   Total liabilities and
     stockholders' equity          $    3,242       $   1,415       $   2,521       $   4,275       $   4,032       $   15,485
                                   ==============  ==============  ==============  ==============  ==============  ============

Off balance sheet financial
instruments                        $      350       $     ---       $     ---       $    (100)      $    (250)      $      ---
                                   ==============  ==============  ==============  ==============  ==============  ============

Interest rate sensitivity gap      $    2,023       $    (622)      $  (1,327)      $  (1,567)      $   1,493

Cumulative gap                     $    2,023       $   1,401       $      74       $  (1,493)

Interest rate sensitivity gap as
   a percentage of total assets         13.06 %         (4.01)%         (8.57)%        (10.12)%          9.64 %

Cumulative gap as a percentage of
   total assets                         13.06 %          9.05 %          0.48 %         (9.64)%


(1) CONSISTS OF INTEREST-BEARING DEPOSITS IN OTHER BANKS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS


With the exception of the matters set forth below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the consolidated financial statements of the Company. The Bank has been named as a defendant in twelve unrelated legal complaints, which assert that infant plaintiffs sustained personal injuries from the ingestion of lead based paint, chips or dust. Additionally there are ten other instances of threatened litigation. After consulting with outside counsel, the Company currently believes that liability resulting from these claims, if any, would not be material to the Bank's financial condition and results of operations.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(A)   EXHIBITS

      EXHIBIT NUMBER:

         11.1    Statement Regarding Computation of Per Share Earnings

         12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         27.1    Financial Data Schedule

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                 EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


(B)   REPORTS ON FORM 8-K

On July 14, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Headlands Home Equity Loan Trust 1998-2 Revolving Home Equity Loan Asset-Backed Notes Series, 1998-2.

On July 21, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Headlands Home Equity Loan Trust 1998-2 Revolving Home Equity Loan Asset-Backed Notes Series, 1998-2.

On August 2, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On August 2, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On August 2, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On August 2, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

On August 18, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Headlands Home Equity Loan Trust 1998-2 Revolving Home Equity Loan Asset-Backed Notes Series, 1998-2.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                 EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


On August 30, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

On August 30, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On August 30, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On August 30, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On September 22, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit Corp., as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

On September 22, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                 EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


On September 22, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On September 22, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit Corp., as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On September 23, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file Related Computational Materials in connection with the offering of Home Equity Loan Asset-Backed Notes, Series 1999-1, Class A-1 and Class A-2 Notes.

On September 28, 1999, GreenPoint Credit Corp. filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-4 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated September 23, 1999 together with the related Prospectus dated September 23, 1999; (ii) the consent of PricewaterhouseCoopers LLP to the use of its name in the "Experts" section of the Prospectus Supplement; and (iii) External Computational Materials prepared by Salomon Smith Barney Inc.

On September 29, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file Related Computational Materials in connection with the offering of Home Equity Loan Asset-Backed Notes, Series 1999-1, Class A-1 and Class A-2 Notes.

On September 29, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the consolidated financial statements of Ambac Assurance Corporation and its subsidiaries; and (ii) the consent of KPMG LLP in connection with the consolidated financial statements of Ambac Assurance Corporation and Subsidiaries.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES




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

                                     GreenPoint Financial Corp.



                                     By:  /s/ Thomas S. Johnson
                                          ------------------------------------
                                          Thomas S. Johnson
                                          Chairman of the Board and
                                          Chief Executive Officer




                                     By:  /s/ Jeffrey R. Leeds
                                          ------------------------------------
                                          Jeffrey R. Leeds
                                          Executive Vice President and
                                          Chief Financial Officer





Dated November 12, 1999


  10                                     40