Form 10-K405
period 1999-12-31
GREENPOINT FINANCIAL CORP
filed 2000-03-30
CIK 911935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

      |X|        Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

                                       OR

      |_|   Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission file Number 0-22516

                           GreenPoint Financial Corp.
             (Exact name of registrant as specified in its charter)

                    Delaware                                    06-1379001
(State or other jurisdiction of incorporation or
                  organization)                                (IRS employer
                                                          identification number)

       90 Park Avenue, New York, New York                          10016
    (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (212) 834-1201

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2000: Common stock par value $0.01 per share, $1,707,748,925.

This figure is based on the closing price by the New York Stock Exchange ("NYSE") for a share of the registrant's common stock on March 27, 2000 which was $19.375 as reported in the Wall Street Journal on March 28, 2000. The number of shares of the registrant's Common Stock issued and outstanding as of March 27, 2000 was 104,008,117 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2000, and the Annual Report to Shareholders for fiscal 1999 are incorporated herein by reference--Parts II, III and IV.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----

                                     PART I

ITEM 1.    BUSINESS .....................................................      1

  General ...............................................................      1

  Mortgage Banking Activities ...........................................      2

  Manufactured Housing Activities .......................................      3

  Consumer Banking Activities ...........................................      4

  Competition ...........................................................      5

  Market Risk Management ................................................      6

  Liquidity Management ..................................................      6

  Credit Risk ...........................................................      7

  Securities Investment Activities ......................................     14

  Sources of Funds ......................................................     16

  Subsidiary Activities .................................................     18

  Personnel .............................................................     19

  Federal Taxation ......................................................     19

  State and Local Taxation ..............................................     20

  Bank Regulation and Supervision .......................................     21

ITEM 2.    PROPERTIES ...................................................     24

ITEM 3.    LEGAL PROCEEDINGS ............................................     24

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........     25

ITEM 4A.   EXECUTIVE OFFICERS ...........................................     25

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS ..........................................     27

ITEM 6.    SELECTED FINANCIAL DATA ......................................     27

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ..........................     27

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK ......     27

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................     27

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE ..........................     27

                                                                            Page
                                                                             No.
                                                                            ----

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........     28

ITEM 11.   EXECUTIVE COMPENSATION .......................................     28

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT ...............................................     28

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............     28

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K ..........................................     29

                                     PART I

ITEM 1. BUSINESS

General

      GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a bank holding company organized under the laws of the state of Delaware and registered under the Bank Holding Company Act of 1956, as amended.

      The Company is a leading national specialty housing finance company that provides a variety of financial services, primarily through its three subsidiaries, GreenPoint Bank, a New York State chartered savings bank (the "Bank"), GreenPoint Mortgage Funding, Inc. ("GPM"), a New York Corporation wholly-owned by the Bank and headquartered in Larkspur, California, and GreenPoint Credit, LLC ("GreenPoint Credit"), a Delaware corporation wholly-owned by the Bank and headquartered in San Diego, California. GPM is the leading national lender in no documentation ("No Doc") and alternative A ("Alt A") residential mortgages, and GreenPoint Credit is the second largest lender nationally in the manufactured housing finance industry.

      Through the Bank, GPM and GreenPoint Credit, the Company is primarily engaged in lending throughout the nation. GPM originates both adjustable and fixed rate mortgage loans, primarily through a network of mortgage brokers, mortgage bankers, attorneys and other real estate professionals and, to a lesser extent, from customers and members of the local communities in GreenPoint's lending area. GreenPoint Credit is engaged in originating and servicing manufactured housing loans. The Bank continues to attract retail deposits from the general public and invests those deposits, together with funds generated from operations, in loans and marketable securities. The Bank's revenues are derived principally from interest on its loan portfolio and investment securities, proceeds from the sales or securitizations of mortgage and manufactured housing loans and fees from servicing these loans. The Bank's primary sources of funds are deposits, proceeds from loan sales and securitizations, and proceeds from principal and interest payments on loans, mortgage-backed securities and other securities.

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

      On March 30, 1999, the Company completed the acquisition of Headlands Mortgage Company ("Headlands") that was accounted for as a tax-free pooling of interests, with 0.62 shares of the Company's stock being exchanged for each share of Headlands stock.

Forward-Looking Statements

      This Annual Report on Form 10-K contains certain forward-looking statements, which are based on management's current expectations. These forward-looking statements include information concerning possible or assumed future results of operations and business plans, including those relating to earnings growth (on both a GAAP and cash basis); revenue growth; origination volume in both the Company's mortgage and manufactured housing finance businesses; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions and related integration activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels in the Company's mortgage and manufactured housing finance businesses; the level of defaults and prepayments on loans made by the Company and each of its affiliates; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets which could adversely affect the ability of the Company to sell or securitize mortgage and manufactured housing originations on a timely basis or at prices which are acceptable to the Company; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Mortgage Banking Activities

Products and Services

      The Company, through its mortgage banking subsidiary GreenPoint Mortgage Funding, Inc. ("GPM") is in the business of originating, selling, securitizing, and servicing mortgage loans secured by one-to four- family residences. Also, certain loans originated by GPM are retained in the Bank's loan portfolio. As a specialty mortgage lender, GPM's strategy is to focus on specialized mortgage loan products for primarily high credit quality borrowers. GPM generally places an emphasis on credit scores obtained from three major credit bureaus to evaluate the credit quality of borrowers. GPM considers " high credit quality borrowers" to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Operation ("Freddie Mac") (collectively "the agencies"). The specialized mortgage loans targeted by GPM provide a relatively greater "spread" (i.e., greater interest and other income to the originator relative to the cost associated with funding and selling the mortgage loans) compared to other mortgage loans that present a similar credit risk. GPM believes that its wholesale lending channel supported by its correspondent and retail lending channels, provides an efficient and responsive origination system for the types of mortgage loans it seeks to originate.

      GPM presently offers a broad range of mortgage loan products in order to provide maximum flexibility to borrowers and third party mortgage brokers and other entities through which it originates mortgage loans.

      Agency Mortgage Loans. These mortgage loans satisfy the underwriting criteria for sale or exchange through one of the Agencies:

      Non-agency Mortgage Loans. These mortgage loans fail to satisfy the criteria to be Agency mortgage loans for one or more reasons. Certain of these mortgage loans ("Jumbos") generally meet the Agency criteria but exceed the maximum loan size (currently $252,700 for single-family, one-unit mortgage loans in the continental United States). Jumbos are generally eligible for sale to one of the nationally privately- sponsored mortgage conduits.

      Certain other non-agency mortgage loans ("Alt A") may fail to satisfy other elements of the agency underwriting criteria, such as those relating to documentation, employment history, income verification, loan to value ratios, qualifying ratios, or required borrower net worth. GPM emphasizes the origination of mortgage loans which fail to satisfy one or more of the agency and national conduit underwriting criteria but which, from a credit risk standpoint (as determined primarily by credit score), present a comparable risk profile.

      Home Equity Mortgage Loans. Home equity mortgage loans are generally secured by second liens on the related property. Home equity mortgage loans can take the form of a home equity line of credit ("HELOC") or a closed end loan. Both types of home equity mortgage loans are designed primarily for high credit quality borrowers and are underwritten according to GPM's criteria for second-lien mortgage loans. Home equity mortgage loans are originated in some instances in conjunction with GPM's origination of a first mortgage loan on the related property.

      Limited Documentation Mortgage Loan Product ("No Doc" loans). No Doc loans serve a particular niche of borrowers willing to pay a premium in the form of higher interest rates and loan fees and provide larger down payments. In return, the borrower receives more expedient loan processing by virtue of providing less income and asset information, as compared to loans underwritten in conformance with Agency standards. These loans are typically held for investment in the Company's loan portfolio. As a result of this strategy, combined with strict appraisal requirements, the Company has achieved higher interest margins and levels of net interest income compared to typical Agency conforming loans which, in turn, has resulted in a high level of profitability, despite traditionally higher levels of loan delinquency.

Credit Parameters

      Loan amount limits, maximum loan-to-value ratios and loan pricing are guided by an evaluation of a borrower's credit history and the loan purpose. This evaluation results in a borrower being classified in a particular loan level category, to which lending parameters have been ascribed by GPM. In making this determination, GPM obtains credit verification from three independent credit bureaus prior to entering into loan commitments. Factors considered in making the commitment include the number and length of time credit lines have been outstanding, prior mortgage loan payment histories, performance on installment loans and revolving lines of credit, collection and charge-off experience, and prior bankruptcies and foreclosures. GPM also considers a credit score ascribed to the borrower under a credit evaluation methodology developed by Fair, Isaac and Company ("FICO"). This score indicates, based on their statistical analysis, the percentage of borrowers that would be expected to become 90 days delinquent on an additional loan.

Mortgage Loan Servicing

      GPM also engages in mortgage loan servicing, which includes the processing of mortgage loan payments and the administration of mortgage loans. GPM's primary source of servicing rights is the Bank's loan portfolio and mortgage loans it has originated and sold, and for which it has retained the right to service. As of December 31, 1999, GPM's mortgage loan servicing portfolio consisted of approximately 160,000 one- to four-family residential mortgage loans with an aggregate principal balance of $15.6 billion, including $9.5 billion serviced for GreenPoint and $6.1 billion serviced for other investors. GPM can realize the value embedded in its mortgage loan servicing portfolio immediately by selling its mortgage loan servicing rights or, alternatively, it can realize the value gradually over the life of the mortgage loan servicing portfolio through the receipt of monthly mortgage loan servicing fees.

Manufactured Housing Activities

Products and Services

      During 1998, the Company expanded its lending activities through the acquisition of BankAmerica Housing Services, which is the second largest lender nationally in the manufactured housing finance industry. The Company was renamed GreenPoint Credit. GreenPoint Credit originates a variety of fixed and variable rate loans in the manufactured housing market. GreenPoint Credit serves 48 states through its principal offices in San Diego, California and service centers throughout the United States. Manufactured housing ("MH") or a "manufactured home" is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation.

      GreenPoint Credit pools and securitizes substantially all of the loans it originates, retaining the servicing on these loans. Such pools are structured into asset-backed securities, which are primarily sold in the public securities markets. GreenPoint Credit services these loans, collecting payments from the borrower and remitting principal and interest payments to the holder of the contract, or investor certificate backed by the loans. During 1999, the Company securitized $2.4 billion of manufactured housing loans and sold as whole loans $0.4 billion of manufactured housing Land/Home loans.

      MH financing transactions are originated on either an "indirect" or "direct" basis. All direct or indirect originations are written on forms provided or approved by GreenPoint Credit and are originated or purchased on an individually approved basis in accordance with GreenPoint Credit underwriting guidelines. Under an indirect financing transaction, a dealer sells a product to a customer and enters into a sales contract with the customer evidencing a monetary obligation and providing security for that obligation. Upon satisfactory review, GreenPoint Credit purchases such sales contracts from retailers. If a retailer wishes to make such financing available to its customers, the retailer would apply for retailer approval. Upon satisfactory results of GreenPoint Credit's investigation of the retailer's creditworthiness and general business reputation, GreenPoint Credit and the retailer would enter into a retailer agreement.

      Under a direct origination, GreenPoint Credit and the borrower are direct parties to the loan documentation, which evidences the borrower's obligation to GreenPoint Credit. GreenPoint Credit originated $3.0 billion of manufactured housing loans in 1999; 94% indirectly purchased from dealers and 6% directly originated.

      GreenPoint Credit offers a variety of "Home Only" and "Land/Home" products with fixed and variable rate options. The Home Only loans are secured by the manufactured home and is a conventional loan program for new and previously owned manufactured homes. Land/Home loans are secured by both the manufactured home and the land.

Credit Parameters

      GreenPoint Credit believes that the creditworthiness of a potential borrower should be the most important criterion in determining whether to approve the purchase or origination of a loan. The borrower's creditworthiness is measured by custom credit scorecards, which were developed in conjunction with FICO based on GreenPoint Credit's extensive portfolio. GreenPoint Credit continually monitors the performance of its scorecards to ensure that they are correctly rank-ordering the borrowers' credit risk. The borrowers' credit history, employment history, residence history and debt to income ratio are also reviewed by GreenPoint Credit personnel as part of the underwriting decision. GreenPoint Credit's lending criteria also vary by product type to reflect the risk associated with each product.

Loan Servicing

      GreenPoint Credit's servicing responsibilities include collecting principal and interest payments, taxes, insurance premiums and other payments from obligors and, when such loans are not owned by GreenPoint Credit, remitting principal and interest payments to the owners. Collection procedures, which are managed at the regional office level, include repossession and resale of manufactured homes securing defaulted loans (and foreclosure if land is involved). GreenPoint Credit will enter into workout agreements with obligors under certain defaulted loans, if deemed advisable. Although decisions as to whether to repossess any manufactured home are made on an individual basis, GreenPoint Credit's general policy is to institute repossession procedures promptly after regional office personnel determine that it is unlikely that a defaulted loan will be brought current, and thereafter to diligently pursue the resale of such manufactured homes.

      GreenPoint Credit services loans on behalf of other entities and its own portfolio. During 1999, GreenPoint Credit securitized or sold $2.8 billion of manufactured housing loans in eight transactions that resulted in retained servicing. At December 31, 1999, GreenPoint Credit serviced approximately 449,700 manufactured housing loans with an outstanding principal balance of $13.6 billion.

      GreenPoint Credit receives a servicing fee equal to approximately 1% of the outstanding principal balance of each loan serviced for customers. GreenPoint Credit collects servicing fees out of the borrowers monthly payments. In addition, GreenPoint Credit recognizes interest income on trust accounts and late charge fee income on loans serviced for other entities. GreenPoint Credit is not responsible for repossession costs incurred on loans serviced for other entities. In 1999, GreenPoint Credit's gross revenues generated from loan servicing totaled $94.0 million.

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

      At December 31, 1999, GreenPoint Credit serviced approximately 17,900 manufactured housing loans in its own portfolio with an outstanding principal balance of $622.0 million. GreenPoint Credit does not recognize service fee income for loans serviced in its own portfolio.

Consumer Banking Activities

      The Consumer Branch Network ("Branch Network") consists of 73 full-service banking offices with 102 automated teller machines. The Branch Network operates 29 branches in Long Island, 40 branches in New York City, and 4 branches in Westchester County in New York. In addition to its branch system, the Bank's deposit gathering network includes its telephone banking system. The Branch Network also offers a variety of financial services to meet the needs of the communities it serves. Among the services offered are traditional time, savings and checking accounts, annuity products, mutual funds, mortgages, home equity loans, credit and debit cards, Savings Bank Life Insurance, safe deposit services, student loans, installment loans and automatic payroll and Social Security deposit programs.

Competition

      The Company faces significant competition both in making loans and in attracting deposits. The Company's competition for loans comes principally from savings banks, commercial banks, savings and loan associations, mortgage banking companies and credit unions. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The New York City metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

      GPM faces intense competition, primarily from commercial banks, savings and loans and other mortgage lenders. As GPM expands into particular geographic markets, it will face competition from mortgage lenders with established positions in such markets. Competition can take place on various levels, including convenience in obtaining a mortgage loan, service, marketing, origination channels and pricing. Many of GPM's competitors in the financial services business are substantially larger and have more capital and other resources than GPM. Many of GPM's competitors are well established in the specialty mortgage loan market and a number of others are recent entrants into that market seeking the relatively attractive profit margins currently associated with specialty mortgage loan products. Fannie Mae and Freddie Mac are currently developing technologies and business practices that will expand the scope of mortgage loans eligible to be Agency mortgage loans, which may include some Alt A and subprime mortgage loans. To the extent market pricing for GPM's mortgage loan products becomes more competitive, it may be more difficult to originate and purchase mortgage loans with attractive yields in sufficient volume to maintain profitability.

      GPM depends primarily on independent mortgage brokers and, to a lesser extent, on correspondent lenders, for the origination and purchase of its wholesale mortgage loans, which constitute a significant portion of GPM's mortgage loan production. These independent mortgage brokers deal with multiple lenders for each prospective borrower. GPM competes with these lenders for the independent brokers' business on the basis of price, service, loan fees, costs and other factors. GPM's competitors also seek to establish relationships with such brokers, who are not obligated by contract or otherwise to do business with GPM. GPM's future results of operations and financial condition may be vulnerable to changes in the volume and costs of its wholesale mortgage loans resulting from, among other things, competition from other lenders and purchasers of such mortgage loans.

      GreenPoint Credit is directly influenced by consumer demand for new financing and refinancing of manufactured homes. This demand is driven by several variables, including regional market trends, economic conditions, individual preferences and market demographics. GreenPoint Credit's competition is comprised of a variety of regional and national lending institutions. Finance companies, banks and credit unions are consistently the primary competitors. Recently, consolidation has taken place in the retail sector, dominated mainly by vertically-integrated manufacturers. This consolidation could affect the competitive environment.

      GreenPoint Credit competes by offering competitive interest rates and flexible financing programs, outstanding service to retailers and customers, as well as timely credit reviews and decisions. Interest rates are a key component to overall profitability.

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

Market Risk Management

      Interest rate risk arises in the ordinary course of the Company's business, as the repricing characteristics of its loans do not necessarily match those of its deposit liabilities. The resulting interest rate risk is managed by careful attention to the mix of asset maturities and deposit offerings and by adjustments to the Company's investment portfolio and the use of off balance sheet instruments such as interest rate swaps. The investment strategies are designed and implemented by the Asset and Liability Management Committee, ("ALCO") within policies and limits approved by the Board of Directors. ALCO makes use of a variety of tools to measure market risk. Among these are gap repricing reports and income simulations that provide estimates of the Company's earnings sensitivities to various interest rate changes.

      Market risk also arises as the Company originates and accumulates fixed rate mortgage and manufactured housing loans prior to their sale or securitization. As applications are approved, a commitment is made to lend at a specified interest rate. Should rates rise, either prior to closing or after closing but prior to sale or securitization, the price at which the loan will be sold or securitized will decline. Hedging strategies, using forward sales in the case of residential mortgages, and interest rate swaps in the case of manufactured housing, are implemented to mitigate the risk of lowered prices in rising rate environments. Refer to Company's Annual Report to Shareholders for Fiscal Year ended December 31, 1999, pages 21-26.

Liquidity Management

      Liquidity management involves planning to meet anticipated funding needs at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs. Liquidity management is governed by policies formulated and monitored by ALCO, which take into account the marketability of assets, the sources and stability of funding, and the level of unfunded commitments.

      Long-term liquidity needs are also provided by a large core deposit base, which is the most stable source of liquidity a bank can have, due to the long-term relationship with depositors and the deposit insurance provided by the FDIC. Deposit funding is supplemented by long-term debt, advances from the Federal Home Loan Bank of New York ("FHLB-NY") and other borrowings. The discount window of the Federal Reserve Bank of New York is available to the Company, to the extent that eligible collateral has been pledged, as a lender of last resort.

Credit Risk

      The Company assumes credit risk primarily in its held-for-investment loan portfolio, and in the recourse it provides in conjunction with loan sales or securitizations.

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

                                                                             December 31,
                                                 --------------------------------------------------------------------
                                                         1999                    1998                    1997
                                                 --------------------    --------------------    --------------------
                                                             Percent                 Percent                 Percent
                                                 Amounts     of Total    Amounts     of Total    Amounts     of Total
                                                 --------    --------    --------    --------    --------    --------
                                                                        (Dollars in millions)
Loans receivable held for investment:
Mortgage loans:
     One-to four-family                          $7,474.6        80.3%   $8,023.1        85.3%   $7,682.1        86.0%
      Multi-family                                  458.0         4.9       594.4         6.3       621.0         7.0
     Commercial                                     626.9         6.7       573.8         6.1       537.1         6.0
     Home equity loans                               89.3         1.0        82.1         0.9        66.3         0.7
                                                 --------    --------    --------    --------    --------    --------
Total mortgage loans held for investment          8,648.8        92.9     9,273.4        98.6     8,906.5        99.7
                                                 --------    --------    --------    --------    --------    --------
Other loans:
     Loans secured by depositors' funds              22.8         0.3        24.0         0.3        30.1         0.3
     Manufactured housing loans                     590.1         6.3          --          --          --          --
     Recreational vehicle loans                      16.6         0.2        23.7         0.3          --          --
     All other loans                                 29.9         0.3        79.5         0.8          --          --
                                                 --------    --------    --------    --------    --------    --------
Total other loans                                   659.4         7.1       127.2         1.4        30.1         0.3
                                                 --------    --------    --------    --------    --------    --------
Total loans receivable held for investment        9,308.2       100.0%    9,400.6       100.0%    8,936.6       100.0%
                                                 --------    --------    --------    --------    --------    --------
Less:
Net deferred loan origination fees and
     unearned discount                              (15.0)                  (14.3)                  (31.2)
Allowance for possible loan losses                 (113.0)                 (113.0)                 (109.0)
                                                 --------                --------                --------
    Loans receivable held for investment, net    $9,180.2                $9,273.3                $8,796.4
                                                 ========                ========                ========

                                                                 December 31,
                                                 ---------------------------------------------
                                                         1996                    1995
                                                 --------------------    --------------------
                                                             Percent                 Percent
                                                 Amounts     of Total    Amounts     of Total
                                                 --------    --------    --------    --------
                                                            (Dollars in millions)
Loans receivable held for investment:
Mortgage loans:
     One-to four-family                          $6,395.1        85.9%   $5,136.5        85.3%
     Multi-family                                   545.5         7.3       475.9         7.9
     Commercial                                     467.9         6.3       376.8         6.3
     Home equity loans                               16.2         0.2         4.7         0.1
                                                 --------    --------    --------    --------
Total mortgage loans held for investment          7,424.7        99.7     5,993.9        99.6
                                                 --------    --------    --------    --------
Other loans:
     Loans secured by depositors' funds              23.5         0.3        29.5         0.4
     Manufactured housing loans                        --          --          --          --
     Recreational vehicle loans                        --          --          --          --
     All other loans                                   --          --         0.1          --
                                                 --------    --------    --------    --------
Total other loans                                    23.5         0.3        29.6         0.4
                                                 --------    --------    --------    --------
Total loans receivable held for investment        7,448.2       100.0%    6,023.5       100.0%
                                                 --------    --------    --------    --------
Less:
Net deferred loan origination fees and
     unearned discount                              (48.2)                  (58.3)
Allowance for possible loan losses                 (105.0)                 (105.5)
                                                 --------                --------
     Loans receivable held for investment, net   $7,295.0                $5,859.7
                                                 ========                ========

      As of December 31, 1999, 63% of the Company's mortgage loan portfolio was secured by properties located in New York State. The properties securing the remaining portfolio are dispersed throughout the country, with no state representing more than 10%.

      Loan Maturity and Repricing. The following table shows the contractual maturities of the Company's loan portfolio, including loans receivable held for sale, at December 31, 1999. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $2.2 billion for the year ended December 31, 1999.

                                            December 31, 1999
                      -----------------------------------------------------------

                          Mortgage Loans
                      -----------------------------------
                      One-to Four-   Multi-                   Other    Total Loans
                         Family      Family    Commercial     Loans     Receivable
                      ------------  ---------  ----------   ---------  ----------
                                          (Dollars in millions)
Amounts due (1):
  Within one year       $     9.5   $     0.9   $     2.0   $   108.2   $   120.6
  One to five years         269.3        43.6        39.0        17.1       369.0
  Over five years         7,925.3       389.3       564.7       932.7     9,812.0
                        ---------   ---------   ---------   ---------   ---------
    Total amounts due   $ 8,204.1   $   433.8   $   605.7   $ 1,058.0   $10,301.6
                        =========   =========   =========   =========   =========

(1)        Does not include non-accrual loans.

      The following table sets forth, at December 31, 1999, the dollar amount of all fixed rate loans contractually due and adjustable rate loans repricing after December 31, 2000.

                                        Due or Repricing After December 31, 2000
                                        ----------------------------------------
                                          Fixed        Adjustable         Total
                                        --------       ----------       --------
                                                  (Dollars in millions)
Mortgage loans (1):
  One-to four-family                    $6,295.8        $   35.5        $6,331.3
  Multi-family                             419.7             4.4           424.1
  Commercial                               568.1             9.6           577.7
Other loans (1)                            949.8              --           949.8
                                        --------        --------        --------
  Total loans receivable                $8,233.4        $   49.5        $8,282.9
                                        ========        ========        ========

(1)   Does not include non-accrual loans.

      At December 31, 1999, 1998, 1997, 1996 and 1995, loans delinquent 90 days or more were as follows:

                                                December 31,
                            ----------------------------------------------------
                                      1999                        1998
                            -------------------------    -----------------------
                                              90 days or more
                            ----------------------------------------------------
                                          Principal                    Principal
                            Number of    Balance of      Number of    Balance of
                              Loans         Loans         Loans          Loans
                            ----------   ------------    ---------    ----------
                                            (Dollars in millions)
Mortgage loans:
  One-to four-family          1,379        $ 166.5         1,930        $ 213.1
  Multi-family                  184           23.6           286           33.7
  Commercial real estate        152           21.4           192           24.7
  Home equity loans              27            1.9            26            1.6
                              -----        -------         -----        -------
    Total mortgage loans      1,742          213.4         2,434          273.1
Other loans                     239            2.3           134            1.3
                              -----        -------         -----        -------
    Total loans               1,981        $ 215.7         2,568        $ 274.4
                              =====        =======         =====        =======

Delinquent loans to
  total loans                                 2.05%                        2.50%

                                                          December 31,
                            -----------------------------------------------------------------------
                                    1997                     1996                     1995
                            ---------------------    ---------------------    ---------------------
                                                         90 days or more
                            -----------------------------------------------------------------------
                                        Principal                Principal                Principal
                            Number of  Balance of    Number of  Balance of    Number of  Balance of
                              Loans       Loans        Loans       Loans        Loans       Loans
                            ---------  ----------    ---------  ----------    ---------  ----------
                                                     (Dollars in millions)
Mortgage loans:
  One-to four-family          2,596      $ 254.6       2,559      $ 242.7       2,737      $ 254.3
  Multi-family                  372         41.0         430         46.0         533         57.9
  Commercial real estate        258         34.0         271         35.2         358         46.8
  Home equity loans              48          1.1           7          0.5          16          0.8
                              -----      -------       -----      -------       -----      -------
    Total mortgage loans      3,274        330.7       3,267        324.4       3,644        359.8
Other loans                      84          0.1         168          0.1          --           --
                              -----      -------       -----      -------       -----      -------
    Total loans               3,358      $ 330.8       3,435      $ 324.5       3,644      $ 359.8
                              =====      =======       =====      =======       =====      =======

Delinquent loans to
  total loans                               3.46%                    4.25%                    5.77%

      The following table sets forth information regarding all non-accrual loans, including loans in forbearance, loans which are 90 days or more delinquent but on which the Company is accruing interest and other real estate owned at the dates indicated. If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $30.3 million, as opposed to $27.4 million, which was included in interest income for the year ended December 31, 1998.

                                                                      December 31
                                            ---------------------------------------------------------------
                                             1999          1998          1997          1996          1995
                                            -------       -------       -------       -------       -------
                                                                 (Dollars in millions)
Non-accrual mortgage loans                  $ 219.3       $ 285.1       $ 355.0       $ 356.0       $ 402.1
Non-accrual other loans (1)                     0.2           0.1           0.1           0.1            --
Other loans 90 days or more delinquent
  and still accruing                            2.2           1.2            --            --            --
                                            -------       -------       -------       -------       -------
    Total non-performing loans (2)            221.7         286.4         355.1         356.1         402.1
                                            -------       -------       -------       -------       -------
Other real estate owned, net (3)                7.6          11.5          24.1          29.5          30.9
                                            -------       -------       -------       -------       -------
    Total non-performing assets             $ 229.3       $ 297.9       $ 379.2       $ 385.6       $ 433.0
                                            =======       =======       =======       =======       =======

Non-performing loans to total loans
  held for investment                          2.36%         3.03%         3.97%         4.78%         6.68%

Non-performing assets to total assets          1.47%         1.98%         2.74%         2.83%         2.92%

(1) Excluding certain other loans delinquent 90 days or more, such as guaranteed student loans, on which principal and interest are guaranteed by the U.S. government and certain other loans on which delinquent principal and interest may be deducted from the borrower's deposit account balances.

(2) As of December 31, 1999, non-accrual loans included 1,435 one-to four-family loans, with an aggregate. $171.2 million, 191 multi-family loans with an aggregate balance of $24.1 million, 156 commercial real estate loans with an aggregate balance of $22.2 million, 239 other loans with an aggregate balance of $0.2 million and 27 home equity loans with an aggregate balance of $1.8 million.

(3) Net of related valuation allowance of $0.3 million, $0.3 million, $0.9 million, $1.3 million, and $2.2 million for foreclosed real estate at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

      At December 31, 1999, the Company's net other real estate owned totaled $7.6 million and was held directly by the Company and by subsidiaries of the Company which were formed for the purpose of holding and maintaining certain other real estate. See -"Subsidiary Activities." At such date, the aggregate gross value of other real estate owned was comprised of 49 one-to four-family properties with an aggregate carrying value of $5.4 million, 11 multi-family properties with an aggregate carrying value of $1.4 million and 8 commercial real estate properties with an aggregate carrying value of $1.1 million. The Company or an independent inspector generally conducts monthly external inspections on all properties securing loans in foreclosure and generally conducts external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Company will charge off any loan principal that it deems necessary. The Company or an independent inspector conducts periodic inspections of its foreclosed real estate and periodically adjusts its valuation allowance for possible declines in the value of other real estate owned. The Company's valuation allowance for other real estate owned at December 31, 1999 totaled $0.3 million, or 3.9% of the aggregate gross value of other real estate owned. The Company is currently offering for sale substantially all real estate owned as a result of foreclosure, through brokers and through its own personnel.

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

                                                                                December 31,
                                                    -------------------------------------------------------------------
                                                     1999           1998           1997           1996           1995
                                                    -------        -------        -------        -------        -------
                                                                           (Dollars in millions)
Balance at beginning of period                      $ 113.0        $ 109.0        $ 105.0        $ 105.5        $ 103.0
Provisions charged to income                           14.2           13.8           18.9           15.7            9.5
Loans charged-off:
  Mortgage loans held for investment                   (1.0)          (1.9)          (4.4)          (4.7)          (5.3)
  Other loans                                          (6.8)          (1.0)          (0.3)          (0.2)            --
  Mortgage loans held for sale                           --             --             --             --             --
  Net loan foreclosure costs                           (6.9)          (7.7)         (11.3)         (12.6)         (10.2)
                                                    -------        -------        -------        -------        -------
Total charge-offs                                     (14.7)         (10.6)         (16.0)         (17.5)         (15.5)
Recoveries                                              0.5            0.8            1.1            1.3            8.5(1)
                                                    -------        -------        -------        -------        -------
Balance at end of period                            $ 113.0        $ 113.0        $ 109.0        $ 105.0        $ 105.5
                                                    =======        =======        =======        =======        =======

Ratio of net charge-offs during the period to
  average loans outstanding during the period          0.15%          0.11%          0.18%          0.25%          0.12%(1)
Ratio of allowance for possible loan losses to
  total loans held for investment at the end
  of the period                                        1.21%          1.20%          1.22%          1.41%          1.75%
Ratio of allowance for possible loan losses to
  total non-performing loans at the end of
  the period                                          51.48%         39.63%         30.70%         29.48%         26.24%

(1) Includes a $6.1 million recovery of 1994's bulk sale charge-off. Excluding the effect of this recovery, the ratio of net charge-offs during the period to average loans during the period was 0.22%.

In determining the adequacy of the allowance for possible loan losses, management makes use of statistical analyses of past loss experience for various categories of loans, assessments of the current economic environment as it affects borrowers' abilities to meet their obligations and the strength of the markets in which the Company seeks to recover principal and other costs in the liquidation of foreclosed and repossessed properties.

With respect to mortgage loans, consideration is given to the proportion of loans that are current and in various stages of delinquency or foreclosure. In addition to these factors, the risk of loss is also affected by the type of property backing the loans, such as single of multi-family or mixed used commercial. The foregoing considerations assist in determining the likelihood of default and eventual foreclosure. The strength of the real estate markets in which the Company lends is assessed to reach judgments on the eventual level of recoveries.

In considering the potential for losses in the Company's manufactures housing loan portfolio, several risk factors have been identified related to the type of loan, the initial down payment, the type of unit financed (single vs. multi-sectional) and the age of the loan. Using experienced gained from servicing hundreds of thousands of loans, management makes judgments concerning the likelihood of defaults for these various risks factors. Current trends in the local markets for liquidating repossessions form expectations of recoveries.

Management expects the level of charge-offs in the year ahead will exceed those incurred in recent years. In general, the level of charge-offs on manufactured housing loans runs substantially higher than those of residential mortgage as a percentage of outstanding principal. The manufactured housing portfolio was established in the third quarter of 1999, and will be held for all of the year 2000. However, the Company does not expect to add to the portfolio in the future.

Other Credit Exposure

      GreenPoint securitizes or sells with recourse most of its manufactured housing loans. At December 31, 1999 total loans outstanding under these arrangements were $3.4 billion. GreenPoint retains most of the credit risk inherent in these loans. Expected losses are deducted when estimating the gain on sale and the initial value of retained interests. The value of retained interests in the securitizations are reviewed each quarter. Based on recent loss trends, the values are updated.

Loans Held for Sale

      The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

                                                                  December 31,
                                          ----------------------------------------------------------
                                            1999         1998         1997        1996        1995
                                          --------     --------     --------    --------    --------
                                                             (Dollars in millions)
Loans receivable held for sale:
  Residential mortgage loans              $  814.1     $  904.8     $  646.4    $  237.5    $  264.8
  Guaranteed student loans                     2.4          3.3          4.2         4.5         6.9
  Manufactured housing loans                 265.8        535.2           --          --          --
  Manufactured housing land/home loans       130.6        139.1           --          --          --
  Deferred loan origination fees and
    unearned discount                         (4.9)        (4.3)         6.7         2.1         0.9
                                          --------     --------     --------    --------    --------
  Loans receivable held for sale, net     $1,208.0     $1,578.1     $  657.3    $  244.1    $  272.6
                                          ========     ========     ========    ========    ========

Loan Sales

      GreenPoint sells those loans it does not place in its portfolio through either (1) whole loan sales, which involves selling pools of loans to individual purchasers, or (2) securitization, which involves the private placement or public offering of pass-through asset-backed securities. This approach allows GreenPoint to capitalize on favorable conditions in either the securitization or whole loan sale market when loan production is sold. In addition, this dual approach allows GreenPoint to diversify its exposure to the volatility of the capital markets.

      Whole Loan Sales. Most mortgage loans and some manufactured housing loans were sold as whole loans. These sales were predominately done without recourse, meaning the credit risk on the loans was transferred to the buyer. For those whole loans with recourse, the Company retains some credit risk. Whole loan sales may either retain, or transfer to the buyer, the right to service the loans.

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

      The Company's investment policy permits investments in various types of marketable investments including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, asset-backed securities, corporate debt securities, money market instruments, CD's, Bank notes, preferred stock, commercial paper, municipal obligations, and equity. In addition, the Company, as a member of the FHLB-NY, is required to maintain a specified investment in the capital stock of the FHLB-NY.

      The Company's money market investments consist of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell ("reverse repurchase agreements"). The reverse repurchase agreements are collateralized by securities having market values of at least 102% of the amount of the funds advanced which are held by a third party custodian.

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

      The Company has, through a third party agent bank/custodian, a securities lending program whereby the Company receives a fee for lending its U.S. government and federal agency securities to securities dealers. The securities are collateralized by other U.S. government and federal agency securities having a market value of at least 102% of the loaned securities which are held by the third party bank/custodian. Pursuant to this program, the third party agent bank indemnifies the Company for losses related to borrower defaults, market risk and delivery failures.

      The table below sets forth certain information regarding the carrying and market values of the Company's money market investments, securities available for sale, securities held to maturity, and securities held for trading purposes.

                                                                        December 31,
                                            ========----========----========----========----========----========
                                                    1999                    1998                    1997
                                            ========----========    ========----========    ========----========
                                            Amortized     Fair     Amortized      Fair      Amortized     Fair
                                               Cost      Value        Cost       Value         Cost      Value
                                           -========-   ========   -========    ========    ========-   ========
                                                                   (Dollars in millions)
Money market investments (1)                $1,052.8    $1,052.8    $  924.2    $  924.2    $1,060.0    $1,060.0
                                            ========    ========    ========    ========    ========    ========
Securities:
Securities available for sale:
U. S. Government and Federal
  agency obligations:
    U. S. Treasury notes/bills              $     --    $     --    $     --    $     --    $  700.6    $  695.8

    Agency notes/asset-backed securities       139.8       138.1       260.5       260.3       125.9       125.8
Mortgage-backed securities                     918.1       894.2       561.0       566.4       780.6       779.6
Collateralized mortgage obligations            589.8       583.5       206.2       209.6       113.9       114.4
Trust certificates collateralized by
  GNMA securities                               16.7        16.7        26.6        26.5       124.5       123.6
Corporate asset-backed securities               25.0        25.0        25.0        24.9        25.0        25.0
Corporate bonds                                 33.8        33.7        24.3        24.2          --          --
Commercial paper                               169.4       169.4       145.7       145.7       113.5       113.5
Other                                          114.8       114.1        80.0        80.0        30.0        30.0
                                            --------    --------    --------    --------    --------    --------
    Total securities available for sale     $2,007.4    $1,974.7    $1,329.3    $1,337.6    $2,014.0    $2,007.7
                                            ========    ========    ========    ========    ========    ========
Securities held to maturity:
  Tax-exempt municipals                     $    0.5    $    0.5    $    0.6    $    0.6    $    0.6    $    0.6
  Financial                                      1.5         1.5         2.7         2.7         3.4         3.4
                                            --------    --------    --------    --------    --------    --------
    Total securities held to maturity       $    2.0    $    2.0    $    3.3    $    3.3    $    4.0    $    4.0
                                            ========    ========    ========    ========    ========    ========

Trading assets                              $     --    $     --    $     --    $     --    $   25.0    $   25.0
                                            ========    ========    ========    ========    ========    ========

(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

      The table below sets forth certain information regarding the amortized costs, weighted average yields and maturities of the Company's money market investments, securities available for sale and held to maturity, and trading assets at December 31, 1998. There were no securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 1999.

                                                                         at December 31, 1999
                                             ---------------------------------------------------------------------------
                                                One Year or Less           One to Five Years         Five to Ten Years
                                             ----------------------     ----------------------    ----------------------

                                                           Weighted                  Weighted                  Weighted
                                             Amortized      Average     Amortized    Average      Amortized     Average
                                               Cost          Yield        Cost        Yield         Cost         Yield
                                             ---------    ---------     ---------    ---------    ---------    ---------
                                                                        (Dollars in millions)
Money market investments (1)                 $ 1,052.8         5.89%    $     --          --%     $      --          --%
                                             =========                  =========                 =========

Securities available for sale:
Bonds and other investment securities
  U. S. agency notes and ABS securities      $      --          --%     $  139.8         6.71%    $      --          --%
  Mortgage-backed securities                       5.6         6.09          3.1         6.10          79.9         6.20
  Commercial paper                               169.4         6.15           --           --            --           --
  Collateralized mortgage obligations               --           --        134.3         6.81           3.2         6.65
  Trust certificates collateralized by
    GNMA securities                                 --           --           --           --          16.7         6.74
Municipal bonds                                     --           --           --           --            --           --
Private asset-backed securities                     --           --         25.0         6.28            --           --
Other (2)                                           --           --           --           --            --           --
                                             ---------                  ---------                 ---------
    Total securities available for sale      $   175.0         6.15%    $  302.2         6.71%    $    99.8         6.31%
                                             =========                  =========                 =========

Securities held to maturity:
  Tax-exempt municipals                      $      --          --%     $     --          --%     $     0.5         7.45%
  Financial                                         --           --          0.9         8.08            --           --
                                             ---------                  ---------                 ---------
    Total bonds and other debt securities    $      --          --%     $    0.9         8.08%    $     0.5         7.45%
                                             =========                  =========                 =========

                                                                        at December 31, 1999
                                             ---------------------------------------------------------------------------
                                               More Than Ten Years                     Total Securities
                                             ----------------------     ------------------------------------------------
                                                                         Average
                                                          Weighted      Remaining                              Weighted
                                             Amortized     Average      Years to     Amortized      Fair        Average
                                               Cost         Yield       Maturity       Cost         Value        Yield
                                             ---------    ---------     ---------    ---------    ---------    ---------
                                                                        (Dollars in millions)
Money market investments (1)                 $      --          --%            --    $ 1,052.8    $ 1,052.8         5.89%
                                             =========                               =========    =========

Securities available for sale:
Bonds and other investment securities
  U. S. agency notes and ABS securities      $    33.8         6.92%         8.01    $   173.6    $   171.8         6.75%
  Mortgage-backed securities                     829.5         7.03         21.99        918.1        894.2         6.95
  Commercial paper                                  --           --          0.06        169.4        169.4         6.15
  Collateralized mortgage obligations            452.3         7.03         21.18        589.8        583.5         6.98
  Trust certificates collateralized by
    GNMA securities                                 --           --          5.80         16.7         16.7         6.74
Municipal bonds                                   64.7         5.46            --         64.7         64.1         5.46
Private asset-backed securities                     --           --          3.40         25.0         25.0         6.28
Other (2)                                         50.1         5.20            --         50.1         50.0         5.20
                                             ---------                               ---------    ---------
    Total securities available for sale      $ 1,430.4         6.89%        17.07    $ 2,007.4    $ 1,974.7         6.77%
                                             =========                               =========    =========

Securities held to maturity:
  Tax-exempt municipals                      $      --          --%          8.48    $     0.5    $     0.5         7.45%
  Financial                                        0.6         8.08         12.61          1.5          1.5         8.08
                                             ---------                               ---------    ---------
    Total bonds and other debt securities    $     0.6         8.08%        11.58    $     2.0    $     2.0         7.92%
                                             =========                               =========    =========

(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

(2)   Consists primarily of U.S. Agency preferred stock with no stated maturity.

      During the year ended December 31, 1999, the Company sold available for sale securities aggregating $102.2 million, resulting in gross realized gains of $1.8 million and gross realized losses of $0.9 million.

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

Sources of Funds

      General. The bank's primary sources of funds are deposits, loan sales and securitizations, payments on loans, mortgage backed and other debt securities, maturities and redemptions of investment securities, advances from the FHLB-NY, and borrowings under repurchase agreements. Additionally, the Company has supplemented its funding sources through the prior acquisition of investment grade credit ratings from four credit rating agencies. Obtaining investment grade credit ratings has afforded the Company the ability to access the investment grade debt markets.

      Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of various types of savings, N.O.W., non-interest bearing checking, money market and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas served by its Branch Network. Management determines the Bank's deposit rates based upon market conditions and local competition. The Bank relies primarily on competitive rates of interest, offering promotional rates, marketing and long-standing relationships with customers to attract and retain deposits. The Bank does not actively solicit certificates of deposit accounts in excess of $100,000.

      FHLB Advances. During 1999, the Company became a member of the FHLB-NY. The Company obtained advances during 1999, totaling $900 million. At December 31, 1999, the outstanding balance was $675 million. Interest expense related to these borrowings totaled $15.3 million for the year ended December 31, 1999. The advances are collateralized by the Bank's $91.8 million investment in FHLB stock, certain first mortgage loans and certain mortgage-backed securities.

      Long Term Debt. In July 1997, the Company published an Offering Circular under Regulation D authorizing it to issue up to $3 billion of Senior and Subordinated Bank Notes ("Notes"). Of this allowable capacity, the Company has, thus far, issued $200 million of 6.70% Senior Notes maturing July 15, 2002. Interest expense attributed to these Notes for the years ended December 31, 1999, 1998 and 1997 was $13.9 million, $13.9 million and $6.4 million, respectively.

      Guaranteed Preferred Beneficial Interest in Company's Junior Subordinated Debentures. In June 1997, GreenPoint Capital Trust I, a Delaware statutory business trust owned by the Company, issued $200 million of 9.10% Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures ("Capital Securities"). The Junior Subordinated Debentures mature on June 1, 2027. Interest expense attributable to these Capital Securities was $18.3 million, $18.3 million and $10.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      At December 31, 1999, the Company had outstanding $962.5 million in certificates of deposit in amounts of $100,000 or more, maturing as follows:

                                                                     Weighted
                                                      Amount       Average Rate
                                                   ------------    ------------
                                                      (Dollars in millions)
            Maturity Period:
            Three months or less                   $      169.6            4.88%
            Over three through six months                 116.5            5.16
            Over six through twelve months                384.0            5.55
            Over twelve months                            292.4            5.77
                                                   ------------
              Total                                $      962.5            5.45%
                                                   ============

      The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of period end balances instead of average balances results in any material differences to the information presented.

                                                                                December 31,
                                               -----------------------------------------------------------------------------
                                                                1999                                    1998
                                               ------------------------------------     ------------------------------------
                                                                          Weighted                                 Weighted
                                                                           Average                    Percent       Average
                                                                           Nominal                   of Total       Nominal
                                                 Amount       Percent        Rate         Amount     Deposits         Rate
                                               ---------     ---------    ---------     ---------    ---------     ---------
                                                                           (Dollars in millions)
Account type:
Savings and club                               $ 1,369.9        11.85%         2.19%    $ 1,551.8        13.89%         2.17%
N.O.W. and checking                                540.4         4.67          0.99         539.9         4.83          0.99
Variable rate savings                            1,981.4        17.14          3.30       1,804.5        16.15          3.26
Money Market                                       459.5         3.98          3.23         524.3         4.69          3.20
                                               ---------     ---------                  ---------    ---------
         Total                                   4,351.2        37.64          2.60       4,420.5        39.56          2.55
                                               ---------     ---------                  ---------    ---------
Term certificates of deposit:
  Certificates of deposit over $100,000            962.5         8.33          5.45         819.4         7.33          5.32
  Certificates of deposit less than
    $100,000 with original maturities of:
      Six months or less                            17.1         0.15          3.98         343.7         3.08          4.97
      Six to 12 months                             715.0         6.19          4.51       2,074.6        18.57          4.93
      12 to 30 months                            3,810.6        32.96          5.57       1,722.8        15.42          5.28
      30 to 48 months                              149.5         1.29          5.69         155.3         1.39          5.79
      48 to 72 months                              291.1         2.52          5.92         459.1         4.11          6.02
      72 to 84 months                               55.7         0.48          6.22          75.8         0.68          6.28
IRA and Keoghs less than 3 years                 1,207.4        10.44          5.05       1,101.9         9.86          4.99
                                               ---------     ---------                  ---------    ---------
         Total term certificates of deposit      7,208.9        62.36          5.38       6,752.6        60.44          5.19
                                               ---------     ---------                  ---------    ---------
         Total deposits                        $11,560.1       100.00%         4.33%    $11,173.1       100.00%         4.14%
                                               =========     =========                  =========    =========

                                                             December 31,
                                               ------------------------------------
                                                                1997
                                               ------------------------------------
                                                                          Weighted
                                                                           Average
                                                                           Nominal
                                                 Amount       Percent        Rate
                                               ---------     ---------    ---------
                                                      (Dollars in millions)
Account type:
Savings and club                               $ 1,739.4        15.85%         2.43%
N.O.W. and checking                                533.9         4.87          1.24
Variable rate savings                            1,702.1        15.51          3.37
Money Market                                       478.4         4.36          3.25
                                               ---------     ---------
         Total                                   4,453.8        40.59          2.68
                                               ---------     ---------
Term certificates of deposit:
  Certificates of deposit over $100,000            723.7         6.59          5.51
  Certificates of deposit less than
    $100,000 with original maturities of:
      Six months or less                           222.5         2.03          4.44
      Six to 12 months                           1,243.9        11.33          4.84
      12 to 30 months                            2,054.9        18.73          5.64
      30 to 48 months                              334.3         3.05          6.25
      48 to 72 months                              683.9         6.23          5.51
      72 to 84 months                               75.3         0.69          6.40
IRA and Keoghs less than 3 years                 1,180.7        10.76          5.21
                                               ---------     ---------
         Total term certificates of deposit      6,519.2        59.41          5.38
                                               ---------     ---------
         Total deposits                        $10,973.0       100.00%         4.28%
                                               =========     =========

      The following table presents, by various rate categories, the amount of certificates of deposit outstanding at the dates indicated.

                                                December 31,                   Maturities at December 31, 1999
                                     --------------------------------    --------------------------------------------
                                                                          Within      One to
                                       1999        1998        1997      One Year  Three Years  Thereafter     Total
                                     --------    --------    --------    --------    --------    --------    --------
                                                                (Dollars in millions)
Certificates of deposit accounts:
3.99% or less                        $  927.5    $1,008.9    $1,064.4    $  842.0    $   85.4    $    0.1    $  927.5
4.00% to 4.99%                          944.7       963.0       343.6       685.4       224.7        34.6       944.7
5.00% to 5.99%                        4,145.9     4,234.2     4,300.9     3,052.9     1,090.1         2.9     4,145.9
6.00% to 6.99%                        1,161.4       514.8       664.3       201.6       867.8        92.0     1,161.4
7.00% to 7.99%                           28.0        28.9       141.2        12.2        15.8          --        28.0
8.00% to 8.99%                            1.4         2.1         3.8         1.4          --          --         1.4
9.00% or greater                           --         0.7         1.0          --          --          --          --
                                     --------    --------    --------    --------    --------    --------    --------
           Total                     $7,208.9    $6,752.6    $6,519.2    $4,795.5    $2,283.8    $  129.6    $7,208.9
                                     ========    ========    ========    ========    ========    ========    ========

Personnel

      As of December 31, 1999, the Company had 4,093 full-time employees and 111 part-time employees. A collective bargaining unit does not represent the employees and the Company considers its relationship with its employees to be good.

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

      Bad Debt Reserves. For tax years prior to 1996, under the Internal Revenue Code a special bad debt deduction for additions to the tax bad debt reserve was allowed. This reserve method was eliminated by Federal legislation enacted in 1996. For tax years beginning after December 31, 1995, the Bank is only permitted to take federal deductions for bad debts on the basis of actual loan charge-off activity (specific charge-offs). In addition, this legislation also required the Bank to recapture into taxable income the portion of existing tax bad debt reserve created in tax years beginning after December 31, 1987 over a six-year period. The amount of such reserve subject to recapture at December 31, 1999 is approximately $1.0 million.

      Provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank is still permitted to continue to take special reserve method bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Bank's loss history ("Experience Method") or a statutory percentage equal to 32% of the Bank's New York State or City taxable income ("Percentage Method"). The Bank used the percentage method for 1998 and expects to use the percentage method for 1999.

      Taxable Distributions and Recapture. Under prior federal law, tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. As a result of the 1996 legislation, these thrift related recapture rules were also eliminated. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter. Management has no intention of taking such actions.

      At December 31, 1999, the Bank's total federal pre-1988 reserve was approximately $140 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

      The Bank also maintains a state and local tax reserve for qualifying loans in excess of the federal reserve for which no state and local tax has been provided. The amount of the Bank's state and city tax reserve for qualifying loans in excess of the federal reserve balance as of December 31, 1999 was approximately $371 million and $380 million, respectively. In the event the Bank were to allow "qualifying assets" to fall below 60% of total assets or otherwise fail definitional tests, the Bank would no longer be subject to the New York State and City reserve method of computing bad debt deductions as described above. As a result, the Bank would record a charge relating to this balance of the then existing state and city tax reserves. Future bad debt deductions would be based on a "5-year experience" method, which is closely reflective of financial statement loan charge-off activity. Management is not contemplating any actions that would cause recapture of the qualifying reserves into taxable income.

      Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is calculated as federal taxable income adjusted for certain items of "tax preference."

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

      The Company is being audited by the Internal Revenue Service for the calendar year 1997. Management of the Company believes that any action taken by the service will not materially affect the financial condition and results of operation of the Company.

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

      A temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this district and is subject to this surcharge. For the tax year ended December 31, 1999, the surcharge rate is 17% of the state franchise tax liability. New York City does not impose surcharges applicable to the Company.

      The Company is being audited by the New York State Department of Taxation and Finance for the tax years 1995 through 1997 and the New York City Department of Finance for the tax years 1992, 1993 and 1996. Management of the Company believes that any actions taken by the taxing authorities will not materially affect the financial condition and results of operations of the Company.

      Multi State Taxation. Generally, the Company and its subsidiaries are subject to tax in a state on the basis of income generating activities occurring within that state. Generally, state taxes are imposed on allocated income, average assets or a nominal minimum tax. For the tax year ended December 31, 1999, the Company and its subsidiaries are expected to file returns in most states using the allocated income alternative.

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

      GreenPoint, like other bank holding companies, currently is required to maintain Tier 1 and "total capital" (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 1999, GreenPoint met both requirements, with Tier 1 and total capital equal to 10.77% and 11.75% of its total risk-weighted assets.

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

      The FRB also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 1999, GreenPoint's leverage ratio was 8.64%.

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

      The Bank is subject to similar risk-based and leverage capital requirements adopted by the FDIC. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 1999. The Bank has not been advised by any federal banking agency or by the Banking Department of any specific minimum leverage ratio requirement applicable to it.

      Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described under "FDICIA."

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

      As of December 31, 1999, GreenPoint Bank was "well capitalized," based on the "prompt corrective action" ratios and guidelines described above. It should be noted, however, that the Bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

      Dividend Restrictions. State Banking Laws impose certain restrictions on the payment of dividends by the Bank to GreenPoint, including a provision that, without regulatory approval, the Bank cannot declare and pay dividends in any calendar year in excess of its net profits, as defined by the State Banking Laws, for that year combined with its retained net profits, as defined by the State Banking Laws, of the two preceding years, less any required transfer to surplus. Likewise, the approval of the FDIC is required for any dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits, as defined by the FDIC, for such year combined with its retained net profits, as defined by the FDIC, for the preceding two years. In addition, GreenPoint may not pay a dividend in an amount greater than its net profits then on hand. At December 31, 1999, $303.4 million of the total stockholders' equity of the Bank was available for payment of dividends to GreenPoint without approval by the applicable regulatory authority.

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

      Due to the Bank's current risk-based assessment, as of January 1, 2000, the annual insurance premiums on bank deposits insured by the BIF (approximately 75% of the Bank's deposits) and the SAIF (approximately 25% of the Bank's deposits) were both zero.

      The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on depository institutions with respect to BIF- and SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessment rates as of January 1, 2000 were $0.02120 per $100 annually for BIF-assessable deposits and $0.02120 per $100 annually for SAIF-assessable deposits.

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

      Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the securities Exchange Act of 1934, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

      In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over the bank holding company.

      Financial Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which permits bank holding companies to become financial holding companies and, by doing so, affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto. A bank holding company may become an FHC, if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become an FHC and meets all applicable requirements.

      No prior regulatory approval will be required for an FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the Gramm-Leach-Bliley Act. Activities cited by the Gramm-Leach-Bliley Act as being "financial in nature" include:

o     securities underwriting, dealing and market making

o     sponsoring mutual funds and investment companies

o     insurance underwriting and agency

o     merchant banking activities

o     activities that the Board has determined to be closely relate to banking

      The Gramm-Leach-Bliley Act may change the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. We cannot accurately predict the ultimate effect that this legislation, or implementing regulations, will have upon the financial condition or results of operations of the Company or any of its subsidiaries.

ITEM 2. PROPERTIES

      The Company's executive office is located at 90 Park Avenue, New York, New York. This location contains approximately 41.1 thousand square feet of commercial office space, located on the 4th floor, which the Company leases. In addition, TrueWeb, Inc. has leased 33 thousand square feet of commercial office space on the 19th floor of the same location. The Company also has an operating center at 1981 Marcus Avenue, Lake Success, New York. This location contains approximately 105.3 thousand square feet of commercial office space, which the Company leases. In addition, GreenPoint Mortgage leases an operating center in Charlotte, North Carolina at 5032 Parkway Plaza Boulevard, which contains 40.6 thousand square feet. GreenPoint Mortgage leases 112.3 thousand square feet of commercial office space located in Larkspur, California, including 16.3 thousand square feet at 700 Larkspur Landing Circle, 35.1 thousand square feet at 900 Larkspur Landing Circle and 60.9 thousand square feet at 1100 Larkspur Landing Circle. The Company maintains a servicing operations center located in Columbus, Georgia. In Columbus, GreenPoint Mortgage owns the property at 2300 Brookstone Boulevard, which contains 34.7 thousand square feet of office space. Also in Columbus is another property which the Company leases, located at 2920 Fourth Avenue. This property contains 15.4 thousand square feet and is used for office and storage space. The Company also maintains a servicing operations center at 1435 N. Dutton Avenue in Santa Rosa, California which has 15.2 thousand square feet and warehouse space of 12.4 thousand square feet at 1160 N. Dutton Avenue in Santa Rosa, California. Additionally, GreenPoint Credit leases 90.0 thousand square feet of office space at 10089 Willow Creek Road, San Diego, California. This location is the headquarters for the manufactured housing operations.

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

ITEM 3. LEGAL PROCEEDINGS

Pending Litigation

      The Company is not involved in any pending legal proceedings other than routine proceedings occurring in the ordinary course of business which, in the aggregate, involved amounts that are believed by management to be immaterial to the consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to the Company's shareholders during the quarter ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS

      The following sets forth-certain information regarding the individuals who are deemed to be executive officers of the Company.

      Thomas S. Johnson, 59, has been Chairman and Chief Executive Officer of the Corporation since joining the Corporation in August 1993. He was also President of the Corporation from August 1993 to October 1997. Mr. Johnson has served as President of both Chemical Bank and Manufacturers Hanover Trust Company. He is a Director of Alleghany Corporation, a company engaged in the insurance and reinsurance businesses, RR Donnelley & Sons, Inc., a printing company, Online Resources & Communications Corporation, and a number of not-for-profit organizations, including The Institute of International Education, The Asia Society, The United States Japan Foundation, The Cancer Research Institute of America and WNET Channel 13, New York. He is Chairman of the Board of Trustees of Trinity College. A graduate of Trinity, he also has a masters degree in business administration from Harvard University.

      Bharat B. Bhatt, 56, has been a Director of the Corporation since October 1997. Mr. Bhatt joined the Corporation in June 1995 as Vice Chairman and was appointed as the Corporation's President and Chief Operating Officer in October 1997. Mr. Bhatt served as the Chief Financial Officer of Shawmut National Corporation from 1992 to 1994, as a Senior Vice President at Mellon Bank from 1989 to 1992 and held various positions at Chemical Bank from 1971-1989. A graduate of the University of Bombay, Mr Bhatt also attended the Management Program at the Harvard Business School. Mr. Bhatt is a member of The Institute of Chartered Accountants.

      Peter T. Paul, 56, has been a Director of the Corporation since March 1999. Mr. Paul became a member of the Corporation's management as a Vice Chairman in March 1999 following the Corporation's acquisition of Headlands Mortgage Company ("Headlands") and was appointed President and Chief Executive Officer of GreenPoint Credit in January 2000. Mr. Paul founded Headlands, which began operation in 1986, and served as its Chairman, Chief Executive officer and President. He earned a BA in business administration from the University of New Hampshire and an MBA from Boston University. Mr. Paul is a Director of the California Mortgage Bankers Association and the Federal Agricultural Mortgage Corporation (Farmer Mac).

      Jean C. Bingham, 48, joined the Company in February 1993 and serves as Executive Vice President, Risk Management. Prior to that she served as Executive Vice President and Chief Operating Officer of Barclays American/Mortgage Corporation from 1993-1995 and Vice President, Retail Bank Mortgage Production at Anchor Savings Bank from 1989-1993. Previously, she was Senior Vice President, WeSav Funding Correspondent Division of WeSav Mortgage Corporation from 1987-1989 and Senior Vice President, National Funding Correspondent Division of Midland Mortgage Company from 1985-1987. Mrs. Bingham had also held various positions at Norwest Mortgage Inc. Mrs. Bingham earned a BA from the University of Minnesota.

      Howard C. Bluver, 43, joined GreenPoint in June 1994 and currently serves as Senior Vice President, General Counsel, and Corporate Secretary. Prior to joining the Bank, Mr. Bluver held a variety of positions at the Office of Thrift Supervision in the Treasury Department. His final assignment was as Deputy Chief Counsel for Corporate Transactions. Prior to that he worked at the Securities and Exchange Commission and held positions from a Staff Attorney to Branch Chief of the Division of Corporation Finance. Mr. Bluver earned a BA in Political Science from SUNY Albany and a JD from SUNY Buffalo, School of Law.

      S. A. Ibrahim, 48, joined GreenPoint in March 1997 and was appointed President and Chief Executive Officer of GreenPoint Mortgage in January 2000. Prior to that he served as Chief Operating Officer of the combined mortgage business of GreenPoint Mortgage and Headlands Mortgage upon completion of the Headlands acquisition. Prior to joining the Bank, Mr. Ibrahim was in charge of International Reengineering at American Express' Travel Related Services Company. Previously, he held various positions at Chemical Banking Corporation, including Chief Executive Officer of the Mortgage Business, Chief of Staff to the Vice Chairman in charge of Consumer Banking and Chief Credit Officer for Consumer Banking. He has also been head of the Credit Card Operations at Crocker Bank and Chief Financial Officer of the Business Services Division at Bank of America. Mr. Ibrahim holds a B. E. in Engineering from Osmania University in Hyderabad, India, and an MBA in Finance from the Wharton School at the University of Pennsylvania.

      Jeffrey R. Leeds, 54, joined the Bank in September 1995 and serves as Executive Vice President and Chief Financial Officer. Prior to that, he served as Executive Vice President, Finance, and Treasurer. Before joining the Bank, Mr. Leeds held a variety of positions at Chemical Bank. His final assignment was as Head of the Asset and Liability Management staff. Prior to that he served for seven years as Chief Money Market Economist. Mr. Leeds began his career as an economist at the First National Bank of Chicago. He also spent two years as Director of New Product Development at the Chicago Board Options Exchange. Mr. Leeds earned a Bachelor's Degree in economics from the University of Michigan and holds a Masters in Business Administration and Master of Philosophy from the Columbia University Graduate School of Business.

      Mary M. Massimo, 54, joined GreenPoint in November 1999 and serves as Senior Vice President and Human Resources Director of the Bank. Before joining GreenPoint, she was head of Human Resources and office operations at Rockefeller & Co., Inc., between 1994-1999. From 1998-1994, she headed Human Resources at Swiss Bank Corporation North America. Ms. Massimo has also held senior positions in Human Resources at Drexel, Burnham, Lambert, Inc., and International Paper Co. Ms. Massimo earned a BA in psychology from the College of New Rochelle, and she earned both masters and doctorate degrees in psychology from Fordham University.

      Charles P. Richardson, 53, joined the Company in April 1993 and was appointed Executive Vice President and Chief Financial Officer for GreenPoint Credit in January 2000. Prior to that he served as the Company's Executive Vice President, Corporate Development. Prior to joining the Company, Mr. Richardson was Executive Vice President and Chief Financial Officer for Dollar Dry Dock Bank (1985-1992) and was a banking and thrift industry consultant (1992-1993). Mr. Richardson holds a business degree in accounting from Temple University.

      Ramesh Shah, 52, joined the Bank in June 1996 and serves as Executive Vice President, Consumer Banking of the Company and the Bank. Prior to that, he served as Executive Vice President, Marketing and Product Development. Before joining the Bank, Mr. Shah was Senior Vice President of NatWest Bancorp. (1994 -
1996); Senior Vice President of Shearson Lehman Brothers (1991-1994) and Senior Vice President of American Express Company (1988 - 1991). Mr. Shah holds a Masters in Business Administration from Columbia University and a Bachelor of Arts degree from Bates College.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is currently listed on the New York Stock Exchange (NYSE) under the symbol "GPT." Trading in the Company's stock commenced on January 28, 1994. As of March 27, 2000, 104,008,117 shares of common stock were issued and outstanding, and held by approximately 3,958 holders of record. In 1999 the Company paid a cash dividend of $0.22 per share in March, June, September and December. In 1998 the Company paid a cash dividend of $0.16 per share in March, June, September and December. In 1997 the Company paid a cash dividend of $0.125 per share in February, May, August and November.

      Information relating to the high, low and quarter-end closing sales prices of the Common Stock appears on page 57 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

      On March 30, 1999, the company completed a pooling transaction. Accordingly, the financial statements for all years presented have been restated to reflect the impact of the transaction.

ITEM 6. SELECTED FINANCIAL DATA

      The above-captioned information appears under "Five Year Selected Consolidated Data" on pages 17 and 18 in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

      In addition, the Company's ratios of average equity to average assets is 13.31%, 11.25%, and 10.27% for the years ended December 31, 1999, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The above captioned information appears under "Management's Discussion and Analysis" on pages 19 through 30 in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

      The above captioned information appears under "Management's Discussion and Analysis" on pages 21 through 26 in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The above captioned information appears on pages 31 through 36 in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information presented under the heading "Information with Respect to Nominees and Continuing Directors" on pages 3 through 5 in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 2000, which was filed with the SEC on March 24, 2000, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information relating to executive compensation included under the heading "Executive Compensation" on pages 10 through 16 (excluding the Stock Performance Graph on page 13) in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 2000, which was filed with the SEC on March 24, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to security ownership of certain beneficial owners and management included under the heading "Securities Owned by Directors and Executive Officers" on page 6 in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 2000, which was filed with the SEC on March 24, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" on page 17 in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 2000, which was filed with the SEC on March 24, 2000, is incorporated herein by reference.

                                     PART IV
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                           GreenPoint Financial Corp.
            List of Exhibits (filed herewith unless otherwise noted)

(a)   The following documents are filed as a part of this report:

      (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Shareholders:

                                                                           Pages
                                                                           -----

Consolidated Statements of Financial Condition as of
December 31, 1999 and 1998                                                 31

Consolidated Statements of Income for the years ended
December 31, 1999, 1998 and 1997                                           32

Consolidated Statements of Comprehensive Income for the
years ended December 31, 1999, 1998 and 1997                               33

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 1999, 1998 and 1997                       34

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997                                           35-36

Notes to the Consolidated Financial Statements                             37


Report of Independent Accountants                                          58

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

      10.9     GreenPoint Bank Retirement Plan for Independent Directors (16)

      10.10    GreenPoint Bank 1993 Directors' Deferred Fee Stock Unit Plan (17)

      10.11    GreenPoint Bank Employee Protection Plan for Officers (18)

      10.12    GreenPoint Bank Employee Protection Plan for Staff Members (19)

      10.13    GreenPoint Financial Corp. 1999 Stock Incentive Plan

      10.14    GreenPoint Financial Corp. 1999 Annual Incentive Plan

      11.1     Statement Regarding Computation of Per Share Earnings

      12.1     Statement Regarding Computation of Ratios

      13.1     Annual Report to Shareholders for Fiscal Year ended December 31,
               1999

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

Reports on Form 8-K

      On October 1, 1999, GreenPoint Credit Corp., the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of September 1, 1999, between GreenPoint Credit Corp., as Contract Seller and as Servicer and Bank One, National Association as Trustee.

      On October 13, 1999, Headlands Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Headlands Home Equity Loan Trust 1999-1 Revolving Home Equity Loan Asset-Backed Notes Series, 1999-1, Class A-1 and Class A-2 Notes.

      On October 20, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On October 20, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On October 20, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit, LLC, as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

      On October 20, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On October 21, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of September 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On November 29, 1999, GreenPoint Credit, LLC filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-5 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated November 23, 1999 together with the related Prospectus dated November 23, 1999; (ii) External Computational Materials prepared by Credit Suisse First Boston Corporation.

      On December 2, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On December 2, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On December 2, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit, LLC, as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

      On December 2, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of September 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On December 2, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

      On December 9, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following document: a Pooling and Servicing Agreement dated November 1, 1999 between GreenPoint, as Contract Seller and as Servicer and Bank One, National Association as the Trustee in connection with the sale of approximately $540,000,000 of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-5, on November 30, 1999.

      On December 15, 1999, GreenPoint Credit, LLC filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-6 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated December 9, 1999 together with the related Prospectus dated December 9, 1999; (ii) the consent of PricewaterhouseCoopers LLP to the use of its name in the "Experts" section of the Prospectus Supplement; and (iii) External Computational Materials prepared by Salomon Smith Barney Inc.

      On December 21, 1999, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its name change of its national mortgage business.

      On December 30, 1999, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following document: a Pooling and Servicing Agreement dated December 1, 1999 between GreenPoint, as Contract Seller and as Servicer and Bank One, National Association as the Trustee in connection with the sale of approximately $140,000,000 of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 1999-6, on December 16, 1999.

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GreenPoint Financial Corp.


                                    By: /s/ Thomas S. Johnson
                                        ----------------------------------------
                                        Thomas S. Johnson
                                        Chairman of the Board
                                        and Chief Executive Officer

Dated: March 27, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature                       Title                             Date
---------                       -----                             ----


  /s/ Thomas S. Johnson         Chairman of the Board             March 27, 2000
---------------------------     and Chief Executive Officer
      Thomas S. Johnson


  /s/ Bharat B. Bhatt           Member of the Board,              March 27, 2000
---------------------------     President and Chief
      Bharat B. Bhatt           Operating Officer



  /s/ Peter T. Paul             Vice Chairman, President          March 27, 2000
---------------------------     and Chief Executive Officer
      Peter T. Paul             of GreenPoint Credit



  /s/ Dan F. Huebner            Director                          March 27, 2000
---------------------------
      Dan F. Huebner


  /s/ William M. Jackson        Director                          March 27, 2000
---------------------------
      William M. Jackson

Signature                       Title                             Date
---------                       -----                             ----


                                Director                          March 27, 2000
---------------------------
      Susan J. Kropf


  /s/ Robert M. McLane          Director                          March 27, 2000
---------------------------
      Robert M. McLane


  /s/ Charles B. McQuade        Director                          March 27, 2000
---------------------------
      Charles B. McQuade


  /s/ Alvin N. Puryear          Director                          March 27, 2000
---------------------------
      Alvin N. Puryear


  /s/ Robert P. Quinn           Director                          March 27, 2000
---------------------------
      Robert P. Quinn


                                Director                          March 27, 2000
---------------------------
      Edward C. Schmults


  /s/ Robert F. Vizza           Director                          March 27, 2000
---------------------------
      Robert F. Vizza


  /s/ Jules Zimmerman           Director                          March 27, 2000
---------------------------
      Jules Zimmerman


  /s/ Jeffrey R. Leeds          Executive Vice President          March 27, 2000
---------------------------     and Chief Financial Officer
      Jeffrey R. Leeds