Form 10-Q
period 2000-03-31
GREENPOINT FINANCIAL CORP
filed 2000-05-12
CIK 911935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                          -----------------------------

                              For the Quarter Ended
                                 MARCH 31, 2000

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

                          |X| Yes            |_| No

  As of May 5, 2000 there were 103,124,000 shares of common stock outstanding.

                           GREENPOINT FINANCIAL CORP.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED
                                 MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                                      PAGE
Item 1 -  Financial Statements

    Consolidated Statements of Financial Condition (unaudited) as of March 31,
    2000 and December 31, 1999                                                        3

    Consolidated Statements of Income (unaudited) for the three months ended
    March 31, 2000 and 1999                                                           4

    Consolidated Statements of Comprehensive Income (unaudited) for the three
    months ended March 31, 2000 and 1999                                              5

    Consolidated Statements of Changes in Stockholders' Equity (unaudited) for
    the three months ended March 31, 2000 and 1999                                    6

    Consolidated Statements of Cash Flows (unaudited) for the three months ended
    March 31, 2000 and 1999                                                           7

    Notes to the Unaudited Consolidated Financial Statements                          8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                               17

Item 3 - Quantitative and Qualitative Disclosure about Market Risk                   29

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                           33

Item 6 - Exhibits and Reports on Form 8-K                                            34

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           2000            1999
                                                                                       ------------    ------------
                                                                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
    ASSETS
Cash and due from banks                                                                $    136,386    $    179,462
Money market investments                                                                    470,102       1,052,840
Loans receivable held for sale                                                            1,696,838       1,208,080
Securities available for sale                                                             1,965,936       1,974,747
Federal Home Loan Bank of New York stock                                                     96,284          91,791
Retained interests in securitizations                                                        98,347         124,556
Securities held to maturity (fair value of $2,111 and $1,985, respectively)                   2,101           1,974
Loans receivable held for investment:
    Mortgage loans                                                                        8,631,053       8,648,765
    Other loans                                                                             634,581         659,356
    Deferred loan fees and unearned discount                                                (11,726)        (14,954)
    Allowance for possible loan losses                                                     (113,000)       (113,000)
                                                                                       ------------    ------------
       Loans receivable held for investment, net                                          9,140,908       9,180,167
                                                                                       ------------    ------------
Other interest-earning assets                                                               122,904         123,350
Servicing assets                                                                            187,755         180,629
Accrued interest receivable, net                                                             79,333          72,173
Banking premises and equipment, net                                                         126,242         129,006
Deferred income taxes, net                                                                   42,568          49,705
Goodwill                                                                                    921,835         941,727
Other assets                                                                                 88,216          90,870
                                                                                       ------------    ------------
       Total assets                                                                    $ 15,175,755    $ 15,401,077
                                                                                       ============    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    N.O.W. and checking                                                                $    569,416    $    540,406
    Savings                                                                               1,346,155       1,369,852
    Variable rate savings                                                                 2,005,317       1,981,441
    Money market                                                                            441,115         459,577
    Term certificates of deposit                                                          7,097,610       7,208,850
                                                                                       ------------    ------------
       Total deposits                                                                    11,459,613      11,560,126
                                                                                       ------------    ------------
Mortgagors' escrow                                                                          120,262          95,505
Securities sold under agreements to repurchase                                              122,945             260
Federal Home Loan Bank of New York advances                                                 675,000         675,000
Notes payable                                                                                 4,112           5,137
Long term debt                                                                              199,915         199,906
Guaranteed preferred beneficial interest in Company's junior subordinated debentures        199,743         199,740
Accrued income taxes payable                                                                 33,719          27,168
Other liabilities                                                                           341,687         651,573
                                                                                       ------------    ------------
       Total liabilities                                                                 13,156,996      13,414,415
                                                                                       ------------    ------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)               --              --
    Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares
      issued)                                                                                 1,103           1,103
    Additional paid-in capital                                                              859,381         857,824
    Unallocated Employee Stock Ownership Plan (ESOP) shares                                (103,809)       (105,097)
    Unearned stock plans shares                                                              (2,960)         (3,288)
    Retained earnings                                                                     1,443,200       1,408,219
    Accumulated other comprehensive income, net                                             (11,570)        (11,834)
    Treasury stock, at cost (6,429,364 and 6,058,244 shares, respectively)                 (166,586)       (160,265)
                                                                                       ------------    ------------
       Total stockholders' equity                                                         2,018,759       1,986,662
                                                                                       ------------    ------------
       Total liabilities and stockholders' equity                                      $ 15,175,755    $ 15,401,077
                                                                                       ============    ============

   (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               ----------------------
                                                                 2000         1999
                                                               ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
INTEREST INCOME:
    Mortgage loans held for investment                         $ 187,529    $ 196,351
    Securities                                                    35,238       19,628
    Loans held for sale                                           31,113       30,786
    Money market investments                                       8,806       11,306
    Other                                                         25,581        8,289
                                                               ---------    ---------
       Total interest income                                     288,267      266,360
                                                               ---------    ---------

INTEREST EXPENSE:
    Deposits                                                     124,253      115,925
    Notes payable                                                 10,727        7,398
    Long-term debt                                                 8,042        8,043
    Securities sold under agreements to repurchase                 1,857        6,569
    Trading liabilities                                             --             20
                                                               ---------    ---------
       Total interest expense                                    144,879      137,955
                                                               ---------    ---------
Net interest income                                              143,388      128,405
Provision for possible loan losses                                (8,344)      (2,797)
                                                               ---------    ---------
Net interest income after provision for possible loan losses     135,044      125,608
                                                               ---------    ---------

NON-INTEREST INCOME:
    Income from fees and commissions:
       Loan servicing fees                                        32,067       25,569
       Banking services fees and commissions                       9,093        6,969
       Other                                                       2,713        3,045
    Net gain on sale of loans                                     45,989       57,996
    Net gain on securities                                           751          608
    Provision for corporate guarantee                             (3,304)        --
                                                               ---------    ---------
       Total non-interest income                                  87,309       94,187
                                                               ---------    ---------

NON-INTEREST EXPENSE:
    Salaries and benefits                                         51,124       53,455
    Employee Stock Ownership and stock plans expense               3,516        5,256
    Net expense of premises and equipment                         20,534       18,372
    Advertising                                                      764        1,725
    Federal deposit insurance premiums                               627          657
    Other administrative expenses                                 28,155       45,763
    Other real estate owned operating income, net                   (346)      (1,948)
    Goodwill amortization                                         19,892       19,958
    Charitable and educational foundation                           --          1,875
    Restructuring charge and non-recurring personnel expense        --          6,000
                                                               ---------    ---------
       Total non-interest expense                                124,266      151,113
                                                               ---------    ---------

Income before income taxes                                        98,087       68,682
Income taxes                                                      40,216       33,654
                                                               ---------    ---------
Net income                                                     $  57,871    $  35,028
                                                               =========    =========
Basic earnings per share                                       $    0.63    $    0.37
                                                               =========    =========
Diluted earnings per share                                     $    0.63    $    0.36
                                                               =========    =========

   (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 --------------------
                                                                                   2000        1999
                                                                                 --------    --------
                                                                                    (IN THOUSANDS)
Net income                                                                       $ 57,871    $ 35,028
                                                                                 --------    --------

 Other comprehensive income, before tax:
    Unrealized gain (loss) on securities:
       Unrealized holding gain (loss) arising during period                         1,130      (4,124)
       Less: reclassification adjustment for gains included in net income             751         608
                                                                                 --------    --------
Other comprehensive income, before tax                                                379      (4,732)

Income tax (expense) benefit related to items of other comprehensive income

                                                                                     (115)      2,003
                                                                                 --------    --------

Other comprehensive income, net of tax                                                264      (2,729)
                                                                                 --------    --------

Total comprehensive income, net of tax                                           $ 58,135    $ 32,299
                                                                                 ========    ========

   (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            --------------------------
                                                                2000          1999
                                                            -----------    -----------
                                                                   (IN THOUSANDS)
COMMON STOCK
Balance at beginning of period                              $     1,103    $     1,103
                                                            -----------    -----------
Balance at end of period                                          1,103          1,103
                                                            -----------    -----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                  857,824      1,278,795
Reissuance of treasury stock                                     (1,548)      (428,380)
Amortization of ESOP shares committed to be released              1,656          3,676
Amortization of stock plans shares                                  241             36
Tax benefit for vested stock plans shares                         1,208          1,832
                                                            -----------    -----------
Balance at end of period                                        859,381        855,959
                                                            -----------    -----------

UNALLOCATED ESOP SHARES
Balance at beginning of period                                 (105,097)      (110,101)
Amortization of ESOP shares committed to be released              1,288          1,251
                                                            -----------    -----------
Balance at end of period                                       (103,809)      (108,850)
                                                            -----------    -----------

UNEARNED STOCK PLANS SHARES
Balance at beginning of period                                   (3,288)        (4,459)
Amortization of stock plans shares                                  328            293
                                                            -----------    -----------
Balance at end of period                                         (2,960)        (4,166)
                                                            -----------    -----------

RETAINED EARNINGS
Balance at beginning of period                                1,408,219      1,273,264
Net income                                                       57,871         35,028
Dividends declared                                              (22,890)       (17,924)
                                                            -----------    -----------
Balance at end of period                                      1,443,200      1,290,368
                                                            -----------    -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Balance at beginning of period                                  (11,834)         4,699
Net change in accumulated other comprehensive income, net           264         (2,729)
                                                            -----------    -----------
Balance at end of period                                        (11,570)         1,970
                                                            -----------    -----------

TREASURY STOCK, AT COST
Balance at beginning of period                                 (160,265)      (520,725)
Reissuance of treasury stock                                      2,210        481,491
Purchase of treasury stock                                       (8,531)          --
                                                            -----------    -----------
Balance at end of period                                       (166,586)       (39,234)
                                                            -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                  $ 2,018,759    $ 1,997,150
                                                            ===========    ===========

   (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  --------------------------
                                                                                     2000           1999
                                                                                  -----------    -----------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $    57,871    $    35,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Provision for possible loan losses                                               8,344          2,797
       Depreciation and amortization of premises and equipment                          8,376          5,381
       Goodwill amortization                                                           19,892         19,958
       Accretion of discount on securities, net of premium amortization                (1,524)        (2,554)
       Net change in trading assets                                                      (122)          --
       Net change in trading liabilities                                                2,134           --
       Net change in retained interests in securitizations                             35,706         14,887
       ESOP and stock plans expense                                                     3,516          5,256
       Gain on securities transactions                                                   (751)          (608)
       Net change in loans held for sale                                             (488,758)        36,168
       Net gain on sales of other real estate owned                                      (536)        (2,240)
       Capitalization of servicing assets                                             (17,829)       (25,918)
       Amortization of servicing assets                                                10,703         14,843
       Deferred income taxes                                                            7,023          9,820
       Increase in other assets                                                         5,109         16,378
       (Decrease) Increase in other liabilities                                      (312,020)         5,937
       Other, net                                                                         400         (4,252)
                                                                                  -----------    -----------
          Net cash (used in) provided by operating activities                        (662,466)       130,881
                                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan originations, net of principal repayments                                     26,015         23,560
    Proceeds from sales of other real estate owned                                      2,272          7,120
    Purchases of securities available for sale                                       (439,362)    (1,221,046)
    Purchases of securities held to maturity                                             (130)          --
    Proceeds from maturities of securities available for sale                         342,400      1,146,000
    Proceeds from sales of securities available for sale                               49,738            607
    Principal repayments on securities                                                 50,931         61,841
    Purchase of Federal Home Loan Bank stock                                           (4,493)          --
    Purchases of premises and equipment                                                (5,612)        (3,971)
                                                                                  -----------    -----------
       Net cash provided by investing activities                                       21,759         14,111
                                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (withdrawals) deposits from depositors' accounts                             (100,765)       235,647
    Borrowing on notes payable                                                           --        2,262,254
    Payments on notes payable                                                            --       (2,177,793)
    Net (decrease) increase on lease payable                                           (1,025)           824
    Payments for cash dividends                                                       (22,890)       (17,924)
    Stock offering                                                                       --           47,351
    Exercise of stock options                                                             662          5,760
    Purchase of treasury stock                                                         (8,531)          --
    Securities sold under agreements to repurchase                                    122,685       (134,074)
    Net increase (decrease) in mortgagors' escrow                                      24,757         (5,367)
                                                                                  -----------    -----------
       Net cash provided by financing activities                                       14,893        216,678
                                                                                  -----------    -----------
Net (decrease) increase in cash and cash equivalents                                 (625,814)       361,670
Cash and cash equivalents at beginning of period                                    1,232,302      1,088,372
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $   606,488    $ 1,450,042
                                                                                  ===========    ===========
NON-CASH ACTIVITIES:
    Additions to other real estate owned, net                                     $    (3,709)   $     2,207
                                                                                  ===========    ===========
    Loans to facilitate sales of other real estate                                $      --      $      --
                                                                                  ===========    ===========
    Unsettled trades                                                              $    (2,256)   $      --
                                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                                    $    22,422    $    24,230
                                                                                  ===========    ===========
    Interest paid                                                                 $   131,812    $   134,489
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

The unaudited consolidated interim financial statements presented should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report to shareholders for the year ended December 31, 1999.

ACCOUNTING FOR LOAN SALES

The Company sells loans both in the whole loan market as well as through various securitization vehicles.

When the Company sells mortgages or manufactured housing loans on a whole loan basis, in some cases it retains the servicing rights related to the loans. In instances where the Company does not retain the servicing rights to the loans, the gain or loss on the sale is equal to the difference between the proceeds received and the book basis of the loans sold. In instances where the Company does retain the servicing rights, the gain or loss also depends in part on the fair value attributed to the servicing rights.

When the Company securitizes manufactured housing loans and mortgages it may retain servicing rights and one or more retained interests. In addition, the Company may provide a corporate guarantee issued by GreenPoint Bank (the "Bank") and backed by a letter of credit. In calculating the gain or loss on the sale, the Company allocates the cost basis of the loans sold between the assets sold, and the retained interests and servicing rights based on their relative fair values at the date of sale. The liabilities associated with these guarantees are reported as a component of other liabilities. A gain or loss is recognized as the difference between the cash proceeds from the sale and the allocated cost basis of the assets sold, less the estimated fair value of the corporate guarantee.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

RETAINED INTERESTS IN SECURITIZATIONS

Retained interests in securitizations include interest-only strips, subordinated certificates and transferor interests, including overcollateralization accounts.

Retained interests in securitizations are amortized using the interest method. The Company classifies its retained interests in securitizations as available for sale and carries these securities at fair value. Unrealized gains and losses are reported, net of applicable taxes, in accumulated other comprehensive income, as a separate component of stockholders' equity.

To obtain fair values, quoted market prices are used if available. Because market quotes are generally not available for retained interests, the Company generally estimates fair value based upon the present value of estimated future cash flows using assumptions of prepayments, defaults, loss severity rates, interest rate spreads, and discount rates that the Company believes market participants would use for similar assets and liabilities.

SERVICING ASSETS

Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to and over the period of net servicing income.

The Company stratifies its servicing assets based on the risk characteristics of the underlying loan pools. Servicing assets are evaluated for impairment based on the risk characteristics of these pools to determine whether any valuation allowance is recognized through a charge to current earnings for servicing assets that have an amortized balance in excess of the current fair value.

The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets.

2. STOCK INCENTIVE PLAN

For the three months ended March 31, 2000, the Company granted options to purchase 1,977,700 shares of the Company's common stock to certain officers, at an average exercise price of $21.36. These awards vest over two to three years on the anniversary dates of the awards.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. LOANS RECEIVABLE HELD FOR SALE

The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

                                                            MARCH 31,   DECEMBER 31,
                                                              2000         1999
                                                           ----------   -----------
                                                                  (IN THOUSANDS)
LOANS RECEIVABLE HELD FOR SALE:
    Residential mortgage loans                             $  911,855   $   766,582
    Home equity lines of credit                               264,984        47,551
    Manufactured housing loans                                367,120       265,772
    Manufactured housing land/home loans                      148,913       130,553
    Guaranteed student loans                                    2,794         2,450
    Deferred loan origination fees and unearned discount        1,172        (4,828)
                                                           ----------   -----------
       Loans receivable held for sale                      $1,696,838   $ 1,208,080
                                                           ==========   ===========

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. SECURITIES

Securities held at March 31, 2000 are summarized as follows:

                                                                              GROSS             GROSS
                                                          AMORTIZED         UNREALIZED        UNREALIZED
                                                            COST              GAINS             LOSSES           FAIR VALUE
                                                        -------------     -------------      -------------      -------------
                                                                                   (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Government and Federal Agency Obligations:
    Agency notes/Asset-backed securities                $     191,514     $         ---      $      (2,822)     $     188,692
    Mortgage-backed securities                                895,688                29            (26,245)           869,472
    Collateralized mortgage obligations                       614,618               ---             (9,674)           604,944
    Trust certificates collateralized by GNMA                  15,771               ---                (39)            15,732
    securities
Commercial paper                                               74,794               ---                ---             74,794
Corporate bonds                                                33,832               ---               (642)            33,190
Tax exempt municipals                                          64,739               ---               (592)            64,147
Corporate asset-backed securities                              25,000               ---                (35)            24,965
Other                                                          90,000               ---                ---             90,000
                                                        -------------     -------------      -------------      -------------
    Total securities available for sale                 $   2,005,956     $          29      $     (40,049)     $   1,965,936
                                                        =============     =============      =============      =============

SECURITIES HELD TO MATURITY
Tax exempt municipals                                   $         530     $          10      $         ---      $         540
Other                                                           1,571               ---                ---              1,571
                                                        -------------     -------------      -------------      -------------
    Total securities held to maturity                   $       2,101     $          10      $         ---      $       2,111
                                                        =============     =============      =============      =============

Securities held at December 31, 1999 are summarized as follows:

                                                                              GROSS             GROSS
                                                          AMORTIZED         UNREALIZED        UNREALIZED
                                                            COST              GAINS             LOSSES           FAIR VALUE
                                                        -------------     -------------      -------------      -------------
                                                                                   (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Government and Federal Agency Obligations:
    Agency notes/Asset-backed securities                $     139,804     $         ---      $      (1,708)     $     138,096
    Mortgage-backed securities                                918,116                 2            (23,868)           894,250
    Collateralized mortgage obligations                       589,800                 1             (6,308)           583,493
    Trust certificates collateralized by GNMA                  16,694               ---                (41)            16,653
    securities
Commercial paper                                              169,416               ---                ---            169,416
Corporate bonds                                                33,823               130               (168)            33,785
Tax exempt municipals                                          64,732                25               (660)            64,097
Corporate asset-backed securities                              25,000               ---                (43)            24,957
Other                                                          50,000               ---                ---             50,000
                                                        -------------     -------------      -------------      -------------
    Total securities available for sale                 $   2,007,385     $         158      $     (32,796)     $   1,974,747
                                                        =============     =============      =============      =============

SECURITIES HELD TO MATURITY
Tax exempt municipals                                   $         530     $          11      $         ---      $         541
Other                                                           1,444               ---                ---              1,444
                                                        -------------     -------------      -------------      -------------
    Total securities held to maturity                   $       1,974     $          11      $         ---      $       1,985
                                                        =============     =============      =============      =============

o ESTIMATED FAIR VALUES FOR SECURITIES ARE BASED ON PUBLISHED MARKET OR SECURITIES DEALERS' ESTIMATED PRICES.
o DURING THE QUARTER ENDED MARCH 31, 2000, THE COMPANY SOLD $49.0 MILLION AVAILABLE FOR SALE SECURITIES RESULTING IN $0.53 MILLION IN GROSS REALIZED GAINS AND $0.02 MILLION IN GROSS REALIZED LOSSES.
o    DURING THE QUARTER ENDED MARCH 31, 2000, THE COMPANY SOLD NO TRADING
     ASSETS.
o THE AVERAGE MATURITIES OF THE SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY AT MARCH 31, 2000 ARE APPROXIMATELY 18.7 AND 7.0 YEARS, RESPECTIVELY. THERE WERE NO TRADING SECURITIES AT MARCH 31, 2000.
o MORTGAGE-BACKED SECURITIES AND COLLATERALIZED MORTGAGE OBLIGATIONS, MOST OF WHICH HAVE CONTRACTUAL MATURITIES OF MORE THAN 10 YEARS, ARE SUBJECT TO SCHEDULED AND NON-SCHEDULED PRINCIPAL PAYMENTS, WHICH SHORTEN THE AVERAGE LIFE TO AN ESTIMATED 6.0 YEARS.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. RETAINED INTERESTS IN SECURITIZATIONS AND SERVICING ASSETS

SECURITIZATIONS

During the quarters ended March 31, 2000 and 1999, GreenPoint sold $590.0 million and $821.0 million of manufactured housing loans in two securitization transactions each year for gains of $22.2 million and $19.3 million, respectively. GreenPoint receives annual servicing fees approximating 1.0% for manufactured housing loans and rights to future cash flows arising after the investors in the securitization trusts receive the return for which they are contracted.

The significant assumptions used in calculating the gain on sale were as follows:

                                                   QUARTER ENDED
                                                   MARCH 31, 2000
                                                --------------------
                                                    MANUFACTURED
                                                      HOUSING
                                                --------------------
Weighted average prepayment rate (1)                    12.0%
Weighted average life (in years)                         5.0
Weighted average default rate                            3.8%
Loss severity rate                                      56.9%
Asset cash flows discounted at                          14.0%
Liability cash flows discounted at                       7.0%

(1) EXCLUDES WEIGHTED AVERAGE DEFAULT RATE.

GreenPoint did not securitize any home equity or second mortgage loans during the first quarter of 2000 and 1999. The draws on previously securitized home equity lines of credit and sales of additional mortgage loans into securitization trusts totaled $53.5 million and $115.8 million, resulting in gains of $1.8 million and $0.7 million during the quarters ended March 31, 2000 and 1999, respectively. GreenPoint receives annual servicing fees approximating 0.5% of the principal balances for these mortgage loans and rights to future cash flows arising after the investors in the securitization trusts receive the return for which they are contracted.

The investors and the securitization trusts have no recourse to GreenPoint's other assets for failure of debtors to pay when due, except for the interest-only strip related to both mortgage and manufactured housing securitizations and the liability under the corporate guarantee related to the manufactured housing securitizations. GreenPoint has issued corporate guarantees with respect to securitized manufactured housing loans with principal balances of $3.5 billion at March 31, 2000. The maximum amount of recourse exposure under these corporate guarantees amounts to $480.2 million and $397.9 million as of March 31, 2000 and December 31, 1999, respectively. GreenPoint has established a liability for these corporate guarantees of $24.6 million and $21.6 million as of March 31, 2000 and December 31, 1999, respectively.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

WHOLE LOAN SALES

During the quarters ended March 31, 2000 and 1999, GreenPoint sold as whole loans certain mortgage loans with principal balances of $1.2 billion and $2.3 billion, respectively, for pre-tax gains of $22.0 million and $38.0 million, respectively. GreenPoint retained servicing rights and provided limited recourse on some of the mortgage loans sold.

At March 31, 2000, GreenPoint has provided limited recourse on mortgage loans and recourse on manufactured housing loans with remaining principal balances of $639.5 million and $346.8 million, respectively. GreenPoint has also provided representations and warranties on mortgage and manufactured housing loans with remaining principal balances of $4.3 billion and $346.8 million, respectively. At March 31, 2000, GreenPoint has established liabilities related to recourse and representations and warranties for mortgage and manufactured housing loans of $6.3 million and $10.9 million, respectively.

RETAINED INTERESTS IN SECURITIZATIONS

The entire portfolio of retained interests in securitizations is summarized as follows:

                                                                MARCH 31, 2000
                                       ------------------------------------------------------------------
                                         MANUFACTURED
                                            HOUSING               MORTGAGE (1)               TOTAL
                                       ------------------      ------------------      ------------------
                                                                (IN THOUSANDS)
Subordinated certificates              $              ---      $            5,318      $            5,318
Interest-only strip                                14,726                  29,438                  44,164
Transferor interest (2)                               ---                  48,865                  48,865
                                       ------------------      ------------------      ------------------
                                       $           14,726      $           83,621      $           98,347
                                       ==================      ==================      ==================

                                                               DECEMBER 31, 1999
                                       ------------------------------------------------------------------
                                         MANUFACTURED
                                            HOUSING               MORTGAGE (1)               TOTAL
                                       ------------------      ------------------      ------------------
                                                                (IN THOUSANDS)
Subordinated certificates              $           40,441      $            5,111      $           45,552
Interest-only strip                                12,229                  20,924                  33,153
Transferor interest (2)                               ---                  45,851                  45,851
                                       ------------------      ------------------      ------------------
                                       $           52,670      $           71,886      $          124,556
                                       ==================      ==================      ==================

(1) RETAINED INTERESTS ARE FROM HOME EQUITY, FIRST AND SECOND MORTGAGE SECURITIZATIONS.
(2) INCLUDES OVERCOLLATERALIZATION ACCOUNTS.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SERVICING ASSETS

On a quarterly basis, GreenPoint reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregate basis given the predominant risk characteristics of the underlying loans. For manufactured housing loans, the predominant risk characteristics are loan type and interest rate type. For mortgage loans, the predominant risk characteristics are loan type and interest rate. At March 31, 2000 and December 31, 1999, there were no valuation allowances on any of the servicing rights risk strata.

Servicing assets relating to the entire servicing portfolio is summarized as follows:

                                                     MARCH 31,         DECEMBER 31,
                                                       2000               1999
                                                     --------           --------
                                                          (IN THOUSANDS)
Manufactured housing                                 $130,244           $126,325
Mortgage                                               57,511             54,304
                                                     --------           --------
                                                     $187,755           $180,629
                                                     ========           ========

During the quarter ended March 31, 2000, GreenPoint capitalized servicing rights of $6.3 million and $11.5 million for mortgage and manufactured housing loans, respectively. The significant assumptions used in estimating the fair value of the servicing assets capitalized in the quarter ended March 31, 2000 were as follows:

                                                         QUARTER ENDED MARCH 31, 2000
                                                         ----------------------------
                                                           MANUFACTURED
                                                              HOUSING       MORTGAGE
                                                         ---------------   ----------
Weighted average prepayment rate (1)                           12.0%         13.7%
Weighted average life (in years)                                5.0           7.7
Weighted average default rate                                   3.8%          3.1%
Cash flows discounted at                                       14.0%          9.4%

(1) EXCLUDES WEIGHTED AVERAGE DEFAULT RATE

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

                                                             QUARTER ENDED MARCH 31, 2000
                                  -----------------------------------------------------------------------------------
                                                              MANUFACTURED    SEGMENT                     CONSOLIDATED
                                   MORTGAGE       CONSUMER      HOUSING       TOTALS       OTHER (1)         TOTALS
                                  -----------    -----------   ----------   -----------   -----------     -----------
                                                                     (IN THOUSANDS)
Net interest income               $    58,333    $    57,349   $   11,265   $   126,947   $    16,441     $   143,388
Income from fees and                      (14)         9,320        2,482        11,788            18          11,806
   commissions
Loan servicing fees                     5,002           --         27,065        32,067          --            32,067
Net gain on sales of loans             23,812              7       22,170        45,989          --            45,989
Depreciation and amortization           4,056         12,428        8,876        25,360         2,908          28,268
Segment income (loss) before           71,888         33,978       17,247       123,113       (25,026)         98,087
   taxes
Other significant non-cash
   items:
   ESOP and stock plans expense           974            992          942         2,908           608           3,516
Total assets                      $ 9,994,550    $11,949,951   $1,700,926   $23,645,427   $(8,469,672)(2) $15,175,755

                                                             QUARTER ENDED MARCH 31, 1999
                                  -----------------------------------------------------------------------------------
                                                              MANUFACTURED    SEGMENT                     CONSOLIDATED
                                   MORTGAGE       CONSUMER      HOUSING       TOTALS       OTHER (1)         TOTALS
                                  -----------    -----------   ----------   -----------   -----------     -----------
                                                                     (IN THOUSANDS)
Net interest income               $    68,401    $    50,603   $    5,415   $   124,419   $     3,986     $   128,405
Income from fees and                    1,528          6,967        2,163        10,658          (644)         10,014
   commissions
Loan servicing fees                     3,299           --         22,270        25,569          --            25,569
Net gain on sales of loans             38,665             35       19,296        57,996          --            57,996
Depreciation and amortization           3,041         12,363        9,040        24,444           252          24,696
Segment income (loss) before           61,474         25,550       10,381        97,405       (28,723)         68,682
   taxes
Other significant non-cash
   items:
   ESOP and stock plans expense         1,149          1,175        1,982         4,306           950           5,256
Total assets                      $10,351,300    $11,866,663   $1,287,738   $23,505,701   $(8,239,773)(2) $15,265,928

(1)  REPRESENTS UNALLOCATED CORPORATE AMOUNTS.
(2) FOR THE PURPOSE OF INTERNAL MANAGEMENT REPORTING, THE COMPANY RECORDS INTERSEGMENT FUNDS TRANSFERS AND ELIMINATES THESE TRANSFERS ON A CONSOLIDATED BASIS FOR GAAP REPORTING. INTERSEGMENT ASSETS AND LIABILITIES ELIMINATED FOR CONSOLIDATION PURPOSES WERE $8.5 BILLION AND $8.2 BILLION FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999, RESPECTIVELY. NET INTEREST INCOME CORRESPONDING TO THE ASSUMED FUNDS TRANSFERS IS ALLOCATED ACCORDINGLY.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

On June 15, 1998, The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities ("SFAS 133"). As amended, SFAS 133 is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current earnings or comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company is in the process of assessing the impact of the adoption of SFAS 133 on the Company's earnings and financial position.

8. STOCK REPURCHASE PROGRAM

In March 2000, the Company's Board of Directors authorized a new share repurchase program of up to 5%, or approximately 5.2 million, of its outstanding shares. The repurchase will be at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

9. RESTRUCTURING RESERVE AND NON-RECURRING PERSONNEL EXPENSE

The Company recorded a $6.0 million restructuring charge in the first quarter of 1999 pertaining to the integration of Headlands Mortgage Company and GreenPoint Mortgage Corp. The restructuring charge included accruals related to the estimated severance expenses to be incurred. During the first quarter of 2000, the Company reevaluated the remaining restructuring liability of $2.6 million. Most of the actions under this plan are completed or near completion and have resulted in expenses being less than originally anticipated. As a result, the Company recognized a restructuring credit of $1.4 million during the first quarter of 2000.

For the quarter ended March 31, 2000 the Company recorded a new restructuring charge of $1.4 million that will be utilized to absorb severance expenses pertaining to further integration of GreenPoint Mortgage Funding Corp. and GreenPoint Credit.

The Company expects to have these restructuring programs completed in 2000.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                  QUARTER ENDED
                                     -----------------------------------------------------------------------
                                      MARCH 31,      DEC. 31,       SEPT. 30,      JUNE 30,       MARCH 31,
                                        2000           1999           1999           1999           1999
                                     -----------    -----------    -----------    -----------    -----------
PERFORMANCE RATIOS (ANNUALIZED)
   Core cash earnings return on
     average assets (1)                     2.14%          2.16%          2.28%          2.31%          2.21%
   Core cash earnings return on
     average equity (1)                    16.33          16.34          16.98          17.02          16.98
   Core cash earnings return on
     tangible equity (1)                   30.14          30.47          32.04          33.46          35.12
   Core return on average assets (1)        1.53           1.53           1.63           1.62           1.54
   Core return on average equity (1)       11.63          11.57          12.12          11.95          11.81
   Net interest margin                      4.21           4.02           4.13           4.10           3.83
   Net interest spread during               3.80           3.63           3.75           3.75           3.51
     period
   Operating expense to average             2.76           2.71           2.90           2.94           2.82
     assets (4)
   Efficiency ratio (5)                     45.4           45.2           47.0           47.3           47.4
   Average interest-earning assets
     to average interest-bearing           1.10x          1.09x          1.10x          1.09x          1.08x
     liabilities

REGULATORY CAPITAL RATIOS:
Company:
   Leverage capital (6)                     9.06%          8.64%          9.27%          9.04%          8.48%
   Risk-based capital (6):
     Tier I                                10.44          10.77          12.38          12.21          12.68
     Total                                 11.36          11.75          13.44          13.27          13.90
Bank:
   Leverage capital (6)                     8.98           8.32           8.17           7.80           7.08
   Risk-based capital (6):
     Tier I                                10.35          10.37          10.89          10.48          10.58
     Total                                 11.27          11.35          11.95          11.55          11.81

PER SHARE DATA:
   Core cash earnings (1)*           $      0.88    $      0.87    $      0.88    $      0.87    $      0.86
   Common book value**                     21.87          21.40          21.26          20.75          20.39
   Tangible common book value**            11.88          11.26          11.45          10.74          10.17

   Shares used in
     calculations -  (In
     thousands):
   * Average                              92,479         94,960         98,112         98,189         96,372
   ** Period - end                        92,310         92,830         98,035         98,129         97,969
      Total                              103,832        104,203        109,469        109,027        108,909

ASSET QUALITY RATIOS:
   Non-performing loans to total
     loans held for investment              2.16%          2.36%          2.43%          2.72%          2.97%
   Non-performing assets to total           1.39           1.47           1.55           1.76           1.88
   assets

ALLOWANCE FOR POSSIBLE LOAN LOSSES
TO:
   Non-performing loans                    56.40          51.47          48.13          44.65          40.60
   Total loans held for investment          1.22           1.21           1.17           1.21           1.21

EARNINGS TO COMBINED FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS
   (7):
   Excluding interest on deposits         11.11x         10.76x         11.33x         11.02x          7.94x
   Including interest on deposits          1.73x          1.73x          1.78x          1.78x          1.55x

(1) Excludes Headlands acquisition expense, restructuring charge and non-recurring personnel expense, one-time charitable foundation expense and gain on sale of a lease.
(2) Excludes goodwill expense, ORE income, Headlands acquisition expense, non-recurring personnel expense, restructuring charge and one-time charitable foundation expense .
(3) The efficiency ratio is calculated by dividing operating expense by the sum of net interest income and non-interest income, excluding pre-tax gain on sale of a lease.
(4) For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividend requirements, earnings represent net income plus applicable income taxes, fixed charges and preferred stock dividend requirements of a consolidated subsidiary. Fixed charges represent interest expense on long-term debt and one-third (the portion deemed to be representative of the interest factor) of rents.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

1. GENERAL

GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a leading national specialty housing finance company with three principal businesses. GreenPoint Mortgage ("GPM"), a national mortgage banking company headquartered in Larkspur, California, is the leading national lender in no documentation ("NoDoc") and alternative A ("Alt A") residential mortgages. GreenPoint Credit LLC ("GreenPoint Credit"), headquartered in San Diego, California, is the second largest lender nationally in the manufactured housing finance industry. GreenPoint Bank (the "Bank"), a New York State chartered savings bank, has $11 billion in deposits in 73 branches serving more than 400,000 households in the Greater New York City area.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM - 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

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

2. OPERATING RESULTS

The first quarter's results include the following:

o Net income was $57.9 million, an increase of 65% over the first quarter of 1999. Net income per diluted share was $0.63 for the quarter, an increase of 75% over the first quarter of 1999.

o Total loan originations for the first quarter of 2000 were $2.7 billion, a decrease of 29% from the first quarter of 1999, and a decrease of 6% compared to the prior quarter. Mortgage originations for the same period were $2.0 billion, a decrease of 36% from the first quarter of 1999, and a decrease of 9% from the fourth quarter of 1999. Manufactured housing loan originations were $731 million, an increase of 1% from the fourth quarter of 1999 and 2% from a year ago.

o GreenPoint Credit recorded a gain of $22.2 million from a securitization of $590 million of fixed and variable rate manufactured housing loans.

o GPM sold certain whole loan mortgages of $1.2 billion, recording a gain of $22 million. Draws on previously securitized home equity lines of credit totaling $53.5 million resulted in a gain of $1.8 million.

o Asset quality improved further in the mortgage portfolio, and the credit performance of manufactured housing loans in the portfolio and securitizations met expectations. Non-performing mortgage loans decreased 28% to $200.3 million, and total non-performing assets decreased 27% to $210.2 million at March 31, 2000.

The March 31, 1999 quarterly results include the recognition of non-recurring expenses of $27.6 million related to the acquisition of Headlands Mortgage Company ("Headlands") and include a one-time restructuring charge related to severance.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

CORE CASH EARNINGS

Core cash earnings are net of non-recurring items and exclude certain non-cash charges related to goodwill and the Employee Stock Ownership Plan ("ESOP"). The non-cash expenses, unlike GreenPoint's other expenses incurred by the Company, do not reduce GreenPoint's tangible capital thereby enabling the Company to increase shareholder value through the growth of earning assets and increases in cash dividends and additional repurchases of the Company's stock.

                                                          QUARTER ENDED
                                                 -------------------------------
                                                MARCH 31,   DEC. 31,    MARCH 31,
                                                  2000        1999        1999
                                                 -------    --------     -------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income                                       $57,871    $ 58,940     $35,028
Non-recurring items, net of tax (1)                 --          (440)     22,503
                                                 -------    --------     -------
Core net income                                   57,871      58,500      57,531
Add back:
   Goodwill amortization                          19,892      19,898      19,958
   Employee Stock Ownership and stock
     plans expense                                 3,516       4,245       5,256

                                                 -------    --------     -------
Core cash earnings                               $81,279    $ 82,643     $82,745
                                                 =======    ========     =======

Core cash earnings per share (2)                 $  0.88    $   0.87     $  0.86
                                                 =======    ========     =======

(1) NON-RECURRING ITEMS INCLUDE HEADLANDS ACQUISITION EXPENSE, RESTRUCTURING CHARGE AND NON-RECURRING PERSONNEL EXPENSE, GAIN ON SALE OF A LEASE AND ONE TIME CHARITABLE FOUNDATION EXPENSE.

(2) BASED ON THE WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED EARNINGS PER SHARE.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

NET INTEREST INCOME

Net interest income on a tax-equivalent basis increased by $15.7 million, or 12%, over the first quarter of 1999. The improvement was due to an increase in interest earning assets, a change in the mix of those assets and an increase in the interest rate spread from 3.51% to 3.80%.

The increase in average earning assets of $345 million was attributed to growth in investment securities (primarily mortgage-backed securities and collateralized mortgage obligations) which was partially funded by a decline in shorter-term money market investments. The average balance of loans held for investment (both mortgage and manufactured housing) was essentially unchanged from the 1999 first quarter. The yield on earning assets increased to 8.45% from 8% in the first quarter of 1999 due to higher market interest rates and the change in the shift to higher-yielding, longer-term earning assets.

The cost of interest-bearing liabilities increased only 16 basis points during this period from 4.49% to 4.65%. The increase reflects the rise in market interest rates which was somewhat mitigated by a minimal increase in the rates paid on savings, money market and variable rate savings deposits. The growth in net interest income was also the result of a growing deposit base as average deposits increased $148 million from the first quarter of 1999 to the first quarter of 2000.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

AVERAGE BALANCE SHEETS AND INTEREST YIELD/COST

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended March 31, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

                                                                             QUARTER ENDED
                                          ------------------------------------------------------------------------------------
                                                       MARCH 31, 2000                             MARCH 31, 1999
                                          -----------------------------------------  -----------------------------------------
                                                                          AVERAGE                                    AVERAGE
                                             AVERAGE                       YIELD/       AVERAGE                       YIELD/
                                             BALANCE         INTEREST       COST        BALANCE         INTEREST       COST
                                          ---------------  -------------  ---------  ---------------  -------------  ---------
                                                       (TAXABLE-EQUIVALENT INTEREST AND RATES, IN THOUSANDS) (1)
Assets:
Interest-earning assets:
   Mortgage loans held for investment (2)  $   8,671,800    $   187,529     8.65%     $   9,240,098    $   196,351    8.50%
   Other loans (2)                               636,254         16,147    10.15            119,195          2,378    7.98
   Loans held for sale                         1,418,739         31,113     8.77          1,350,467         30,711    9.10
   Money market investments (3)                  598,426          8,810     5.92            931,555         11,309    4.92
   Securities (4)                              2,079,248         36,105     6.94          1,379,953         19,932    5.77
   Trading assets                                    ---            ---      ---              1,360             18    5.30
   Other interest-earning assets                 338,576         10,550    12.53            375,318          6,976    7.54
                                          ---------------  -------------             ---------------  -------------
     Total interest-earning assets            13,743,043        290,254     8.45         13,397,946        267,675    8.00
                                                           -------------                              -------------
Non-interest earning assets (5)                1,425,770                                  1,572,293
                                          ---------------                            ---------------
     Total assets                          $  15,168,813                              $  14,970,239
                                          ===============                            ===============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings                                 $   1,355,757          7,283     2.16      $   1,526,083          8,295    2.20
   N.O.W.                                        296,687            725     0.98            321,334            775    0.98
   Money market and variable rate savings      2,443,575         20,370     3.35          2,355,969         19,133    3.29
   Term certificates of deposit                7,132,693         95,422     5.38          6,859,810         87,365    5.17
   Mortgagors' escrow                            102,494            455     1.79            120,709            357    1.20
   Trading liabilities                               ---            ---      ---              1,656             20    4.90
   Notes payable and other borrowings            688,540         11,033     6.39            543,185          7,398    5.52
   Securities sold under agreements to
    repurchase                                   111,939          1,549     5.57            318,499          6,569    8.36
   Long term debt                                199,909          3,468     6.94            199,872          3,468    6.94
   Guaranteed preferred beneficial
    interest in Company's junior                 199,741          4,574     9.16            199,732          4,575    9.16
    subordinated debentures
                                          ---------------  -------------             ---------------  -------------
     Total interest-bearing liabilities       12,531,335        144,879     4.65         12,446,849        137,955    4.49
                                                           -------------                              -------------
Other liabilities (6)                            646,529                                    574,572
                                          ---------------                            ---------------
     Total liabilities                        13,177,864                                 13,021,421
Stockholders' equity                           1,990,949                                  1,948,818
                                          ---------------                            ---------------
     Total liabilities and stockholders'
       equity                             $   15,168,813                              $  14,970,239
                                          ===============                            ===============

Net interest income/interest rate spread (7)                $   145,375     3.80%                      $   129,720    3.51%
                                                           =============  =========                   =============  =========
Net interest=earning assets/net interest
   margin (8)                              $   1,211,708                    4.21%     $     951,097                   3.83%
                                          ===============                 =========  ===============                 =========
Ratio of interest-earning assets to
   interest-earning liabilities                   1.10 x                                     1.08 x
                                          ===============                            ===============

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

                                                  QUARTER ENDED MARCH 31, 2000
                                                          COMPARED TO
                                                  QUARTER ENDED MARCH 31, 1999
                                                       INCREASE/(DECREASE)
                                           -----------------------------------------
                                                    DUE TO
                                           --------------------------
                                              AVERAGE       AVERAGE        NET
                                              VOLUME         RATE         CHANGE
                                           ------------  ------------  -------------
                                                        (IN THOUSANDS)
Interest-earning assets:
   Mortgage loans held for investment (1)  $   (12,242)   $    3,420    $    (8,822)
   Other loans (1)                              12,956           813         13,769
   Loans held for sale                           1,520        (1,118)           402
   Money market investments (2)                 (4,583)        2,084         (2,499)
   Securities                                   11,561         4,612         16,173
   Trading assets                                  (18)          ---            (18)
   Other interest-earning assets                  (741)        4,315          3,574
                                           ------------  ------------  -------------
     Total interest earned on assets             8,453        14,126         22,579
                                           ------------  ------------  -------------

Interest-bearing liabilities:
   Savings                                        (916)          (96)        (1,012)
   N.O.W.                                          (60)           10            (50)
   Money market and variable rate savings          722           515          1,237
   Term certificate of deposit                   3,553         4,504          8,057
   Mortgagors' escrow                              (60)          158             98
   Trading liabilities                             (20)           --            (20)
   Notes payable and other borrowings            2,190         1,445          3,635
   Securities sold under agreements to
    repurchase                                  (3,330)       (1,690)        (5,020)
   Long term debt                                   --            --             --
   Guaranteed preferred beneficial
    interest in Company's junior
    subordinated debentures                         --            (1)            (1)
                                           ------------  ------------  -------------
     Total interest paid on liabilities          2,079         4,845          6,924
                                           ------------  ------------  -------------

Net change in net interest income          $     6,374    $    9,281    $    15,655
                                           ============  ============  =============

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

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for loan losses increased by $5.5 million, to $8.3 million for the first quarter of 2000, from $2.8 million for the comparable 1999 period. The increase is primarily attributable to charge-offs on the $604 million of manufactured housing loans that were retained during the third quarter of 1999. Charge-offs for the quarter on the residential mortgage portfolio were flat versus a year ago. The provision equaled net charge-offs for the quarter.

NON-INTEREST INCOME

Non-interest income was $87.3 million, a decrease of 7% versus the comparable 1999 period. The decrease for the quarter is a result of a decline in the net gain on sale of whole loan mortgages of $16.0 million and an increase in the provision for corporate guarantee of $3.3 million, partially offset by an increase in the gain on mortgage and manufactured housing securitizations of $4.0 million and increases in loan servicing fees and banking services fees and commissions of $6.5 million and $2.1 million, respectively.

The decrease in gain on sale of mortgage loans is primarily due to lower origination volume for the quarter versus a year ago, due to a rising interest rate environment. The increase in gain on securitizations is a result of a higher margin being earned on the variable rate manufactured housing securitizations. Loan servicing fees increased as a result of an increase in the servicing rights portfolio on GreenPoint Credit. The improvement in banking fees is primarily due to increased annuity sales and consumer fees.

NON-INTEREST EXPENSE

Total non-interest expense was $124.3 million for the quarter, a decrease of $26.8 million or 18% from the comparable 1999 period. The decrease is primarily attributable to non-recurring expenses of $27.6 million incurred by the Company relating to its acquisition of Headlands on March 30, 1999. Excluding the non-recurring acquisition expense, total non-interest expense was essentially unchanged reflecting the Company's continued emphasis on tight expense controls.

The non-recurring acquisition expenses incurred in the first quarter of 1999 included $10.2 million in transaction fees, $1.9 million in stock option acceleration expense, a $2.5 million increase in the recourse reserve for sold loans, and a $5.0 million contingent liability reserve. The charges also included $2.0 million in relocation expense and $6.0 million in restructuring charges for severance expense related to the integration of Headlands and GreenPoint Mortgage.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

INCOME TAX EXPENSE

Total income tax expense increased $6.6 million, or 19%, to $40.2 million, from $33.6 million for the comparable period of 1999. The rise in the current quarter compared to 1999 was due to a $29.4 million increase in income before income taxes partially offset by a decline in the effective tax rate from 49.0% in the 1999 quarter to 41.0% in the 2000 quarter. The relatively high effective tax rate reported in the first quarter of 1999 was due to non-recurring charges, which included expenses of approximately $14.1 million for which no tax benefit was recognized.

NON-PERFORMING ASSETS

The Company's asset quality improved during the three months ended March 31, 2000, as non-performing assets decreased by 7%. The ratio of non-performing loans to mortgage loans held for investment fell to 2.32% at March 31, 2000 from 2.54% at December 31, 1999 while the ratio of non-performing assets to total assets fell to 1.39% at March 31, 2000 from 1.47% at December 31, 1999.

Non-performing assets, net of related specific reserves, were as follows:

                                                        MARCH 31,      DECEMBER 31,
                                                          2000            1999
                                                        --------        --------
                                                             (IN THOUSANDS)
Mortgage loans secured by:
   Residential one-to four-family                       $161,292        $172,975
   Residential multi-family                               19,927          24,144
   Commercial property                                    18,935          22,240
Other loans                                                  185             171
                                                        --------        --------
Total non-performing loans (1)                           200,339         219,530
                                                        --------        --------
Total other real estate owned, net                         9,878           7,544
                                                        --------        --------
   Total non-performing assets                          $210,217        $227,074
                                                        ========        ========

(1) INCLUDES $4.3 MILLION AND $5.9 MILLION OF NON-ACCRUAL MORTGAGE LOANS UNDER 90 DAYS PAST DUE AT MARCH 31, 2000 AND DECEMBER 31, 1999, RESPECTIVELY.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following is a summary of the provision and allowance for possible loan losses:

                                                            QUARTER ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                      2000              1999
                                                    ---------         ---------
                                                          (IN THOUSANDS)
Balance at beginning of period                      $ 113,000         $ 113,000
Provision charged to income                             8,344             2,797
Charge-offs:
    Residential mortgage                               (1,962)           (2,098)
    Manufactured housing                               (6,423)             (813)
                                                    ---------         ---------
Total Charge-offs                                      (8,385)           (2,911)
                                                    ---------         ---------
Recoveries:
    Residential mortgage                                   41               114
    Manufactured housing                                 --                --
                                                    ---------         ---------
Total Recoveries                                           41               114
                                                    ---------         ---------
Balance at end of period                            $ 113,000         $ 113,000
                                                    =========         =========

CAPITAL RATIOS

The Company's ratio of period-end stockholders' equity to ending total assets at March 31, 2000 was 13.30% compared to 12.90% at December 31, 1999.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of March 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

As of March 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.

                                                                                                REQUIRED FOR CAPITAL
                                                                   ACTUAL                         ADEQUACY PURPOSES
                                                       --------------------------------    --------------------------------
                                                           AMOUNT            RATIO             AMOUNT            RATIO
                                                       --------------    --------------    --------------    --------------
                                                                                  (IN MILLIONS)
AS OF MARCH 31, 2000
Total Capital (to Risk Weighted Assets):
    Company                                               $ 1,402.5          11.36%             $ 987.7            8.00%
    Bank                                                    1,390.0          11.27                987.1            8.00
Tier 1 Capital (to Risk Weighted Assets):
    Company                                               $ 1,289.5          10.44%             $ 493.9            4.00%
    Bank                                                    1,277.0          10.35                493.6            4.00
Tier 1 Capital (to Average Assets):
    Company                                               $ 1,289.5           9.06%             $ 569.6            4.00%
    Bank                                                    1,277.0           8.98                569.1            4.00

                                                                                                  REQUIRED FOR CAPITAL
                                                                   ACTUAL                          ADEQUACY PURPOSES
                                                       --------------------------------    --------------------------------
                                                           AMOUNT             RATIO            AMOUNT            RATIO
                                                       --------------    --------------    --------------    --------------
                                                                                  (IN MILLIONS)
AS OF DECEMBER 31, 1999
Total Capital (to Risk Weighted Assets):
    Company                                              $ 1,351.4            11.75%            $ 920.0           8.00%
    Bank                                                   1,305.1            11.35               919.6           8.00
Tier 1 Capital (to Risk Weighted Assets):
    Company                                              $ 1,238.4            10.77%            $ 460.0           4.00%
    Bank                                                   1,192.1            10.37               459.8           4.00
Tier 1 Capital (to Average Assets):
    Company                                              $ 1,238.4             8.64%            $ 573.6           4.00%
    Bank                                                   1,192.1             8.32               573.3           4.00

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

IMPACT OF THE YEAR 2000

As of the date of this quarterly report, the Company has not experienced any disruption of operations or other material adverse consequences as a result of its computers or those of its suppliers and service providers turning the calendar to the Year 2000. The Company does not expect to experience such disruptions or material adverse consequences in the future. The total cost of the Year 2000 project was not material to the Company's financial statements and was expensed as incurred.

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

Management responsibility for interest rate risk resides with the Asset and Liability Management Committee ("ALCO"). The committee is chaired by the Chief Financial Officer, and includes the Treasurer, the Head of Risk Management and the Company's senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off-balance sheet instruments and identify acceptable counter-parties to securities and off-balance sheet transactions.

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

The Company's income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. One measure of interest rate sensitivity is provided by the accompanying net gap analysis, which organizes assets and liabilities according to the time period in which they reprice or mature. For many of the Company's assets and liabilities, the maturity or repricing date is not determinable with certainty. For example, the Company's mortgage and manufactured housing loans and its mortgage-backed securities can be prepaid before contractual amortization and/or maturity. Also, repricing of the Company's non-time deposits is subject to management's evaluation of the existing interest rate environment, current funding and liquidity needs, and other factors influencing the market competition for such deposits. The amounts in the accompanying schedule reflect management's judgment of the most likely repricing table; actual results could vary from those detailed herein.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)

INTEREST RATE SENSITIVITY GAP ANALYSIS

The table below depicts the Company's interest rate sensitivity as of March 31, 2000. Allocations of assets and liabilities, including non-interest-bearing sources of funds to specific periods, are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

                                                                        REPRICING PERIODS
                                   --------------------------------------------------------------------------------------------
                                                     MORE THAN       MORE THAN       MORE THAN
                                   THREE MONTHS    THREE MONTHS     SIX MONTHS        ONE YEAR       MORE THAN
                                      OR LESS      TO SIX MONTHS    TO ONE YEAR    TO THREE YEARS   THREE YEARS       TOTAL
                                   --------------  --------------  --------------  --------------  --------------  ------------
                                                                          (IN MILLIONS)
Total loans, net                   $    2,539       $     661       $   1,091       $   2,240       $   4,307       $   10,838
Money market investments (1)              470              --              --              --              --              470
Securities held to maturity                 1              --              --              --              97               98
Securities available for sale             382              51              94             500           1,037            2,064
Other interest earning assets             123              --              --              --              --              123
                                    -------------   -------------   -------------   -------------   -------------   -----------
   Total interest earning assets        3,515             712           1,185           2,740           5,441           13,593
                                    -------------   -------------   -------------   -------------   -------------   -----------

Cash and due from banks                   136              --              --              --              --              136
Servicing assets                            5               5               9              34             136              189
Goodwill                                   20              20              40             160             682              922
Other non-interest earning assets         336              --              --              --              --              336
                                    -------------   -------------   -------------   -------------   -------------   -----------
   Total assets                    $    4,012       $     737       $   1,234       $   2,934       $   6,259       $   15,176
                                   ==============  ==============  ==============  ==============  ==============  ============

Term certificates of deposit       $      924       $   1,182       $   3,079       $   1,784       $     129       $    7,098
Core deposits                             332             294             580           1,983           1,173            4,362
                                    -------------   -------------   -------------   -------------   -------------   -----------
   Total deposits                       1,256           1,476           3,659           3,767           1,302           11,460
                                    -------------   -------------   -------------   -------------   -------------   -----------
Mortgagors' escrow                          7               7              13              54              39              120
Securities sold under agreements
   to repurchase                          123              --              --              --              --              123
Federal Home Loan Bank of New
   York advances                          225              --              --             100             350              675
Long term debt                             --              --              --             200              --              200
Guaranteed preferred beneficial
   interest in Company's junior
   subordinated debentures                 --              --              --              --             200              200
Notes payable                               4              --              --              --              --                4
Other liabilities                         375              --              --              --              --              375
Stockholders' equity                       --              --              --              --           2,019            2,019
                                    -------------   -------------   -------------   -------------   -------------   -----------
   Total liabilities and
     stockholders' equity          $    1,990       $   1,483       $   3,672       $   4,121       $   3,910       $   15,176
                                   ==============  ==============  ==============  ==============  ==============  ============

Off balance sheet financial
instruments                        $      350       $      --       $      --       $    (350)      $      --       $       --
                                   ==============  ==============  ==============  ==============  ==============  ============

Interest rate sensitivity gap      $    2,372       $    (746)      $  (2,438)      $  (1,537)      $   2,349

Cumulative gap                     $    2,372       $   1,626       $    (812)      $  (2,349)

Interest rate sensitivity gap as
   a percentage of total assets         15.63%          (4.92)%        (16.06)%        (10.13)%         15.48%

Cumulative gap as a percentage of
   total assets                         15.63%          10.71%          (5.35)%        (15.48)%

(1) CONSISTS OF INTEREST-BEARING DEPOSITS IN OTHER BANKS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.

As of March 31, 2000, the cumulative volume of liabilities maturing or repricing within one year exceeded assets by $812 million, or 5.35% of assets.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)

The static gap analysis is an incomplete representation of interest rate risk for several reasons. It fails to account for changes in prepayment speeds on the Company's mortgage and manufactured housing loans and mortgage backed securities portfolios. The behavior of deposit balances will vary with changes in the general level of interest rates and management's pricing strategies. The gap analysis does not provide a clear presentation of the risks to income arising from options embedded in the balance sheet.

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

At March 31, 2000, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months on instruments held for other than trading purposes was a decline of approximately 1.3% of projected 2000 net income. Conversely, a gradual 200 basis point increase in interest rates over the next twelve months on instruments held for other than trading purposes would result in net income decreasing by 1.5%. GreenPoint does not have significant exposure to such risk on instruments held for trading purposes.

Management has included all derivative and other financial instruments that have a material effect in calculating the Company's potential earning at risk.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts that are believed by management to be immaterial to the consolidated financial statements of the Company.

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

      EXHIBIT NUMBER:
         11.1       Statement Regarding Computation of Per Share Earnings

         12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         27.1       Financial Data Schedule

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                 EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)

(b)   REPORTS ON FORM 8-K

On January 5, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its previous issuance of Headlands Home Equity Loan Trust 1999-2 Revolving Home Equity Loan Asset-Backed Notes Series, 1999-2.

On January 6, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On January 6, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit, LLC, as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

On January 6, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On January 6, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of September 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On January 6, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of November 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                 EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)

On January 6, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On January 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On January 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit, LLC, as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

On January 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On January 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of December 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On January 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of September 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On January 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                 EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)

On January 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of November 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 13, 2000, GreenPoint Credit, LLC filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-1 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated March 2, 2000 together with the related Prospectus dated December 9, 1999; (ii) External Computational Materials prepared by First Union Securities, Inc.

On March 21, 2000, GreenPoint Credit, LLC filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-2 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated March 17, 2000 together with the related Prospectus dated December 9, 1999; (ii) the consent of PricewaterhouseCoopers LLP to the use of its name in the "Experts" section of the Prospectus Supplement; and (iii) External Computational Materials prepared by Salomon Smith Barney Inc.

On March 22, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following document: a Pooling and Servicing Agreement dated March 1, 2000 between GreenPoint, as Contract Seller and as Servicer and Bank One, National Association as the Trustee in connection with the sale of approximately $340,000,000 of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-1, on March 16, 2000.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit, LLC, as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of September 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                 EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Underwriting Agreement, dated November 17, 1998, between GreenPoint Credit, LLC, as Contract Seller and Credit Suisse First Boston, as the representative of the several underwriters; (ii) a Pooling and Servicing Agreement, dated as of November 1, 1998, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (iii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of September 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of November 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of December 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                 EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of February 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of December 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of November 1, 1999, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On March 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following document: a Pooling and Servicing Agreement dated March 1, 2000 between GreenPoint, as Contract Seller and as Servicer and Bank One, National Association as the Trustee in connection with the sale of approximately $250,096,268 of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-2, on March 23, 2000.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GreenPoint Financial Corp.


                                          By:  /s/ THOMAS S. JOHNSON
                                               ----------------------------
                                               Thomas S. Johnson
                                               Chairman of the Board and
                                               Chief Executive Officer


                                          By:  /s/ JEFFREY R. LEEDS
                                               ----------------------------
                                               Jeffrey R. Leeds
                                               Executive Vice President and
                                               Chief Financial Officer

Dated May 12, 2000