Form 10-Q
period 2000-06-30
GREENPOINT FINANCIAL CORP
filed 2000-08-14
CIK 911935

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

                              For the Quarter Ended
                                  JUNE 30, 2000

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


         (212) 834-1000                              NOT APPLICABLE
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

As of August 4, 2000 there were 101,947,000 shares of common stock outstanding.

                           GREENPOINT FINANCIAL CORP.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED
                                  JUNE 30, 2000

                                      INDEX


PART I - FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----

Item 1 - Financial Statements

   Consolidated  Statements of Financial Condition (unaudited) as of June
   30, 2000 and December 31, 1999                                                   3

   Consolidated  Statements  of Income  (unaudited)  for the quarters and
   six month periods ended June 30, 2000 and 1999                                   4

   Consolidated  Statements of Comprehensive  Income  (unaudited) for the
   quarters and six month periods ended June 30, 2000 and 1999                      5

   Consolidated   Statements   of   Changes   in   Stockholders'   Equity
   (unaudited) for the six month periods ended June 30, 2000 and 1999               6

   Consolidated  Statements of Cash Flows  (unaudited)  for the six month
   periods ended June 30, 2000 and 1999                                             7

   Notes to the Unaudited Consolidated Financial Statements                         8


Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     18

Item 3 - Quantitative and Qualitative Disclosure about Market Risk                 32


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                         38

Item 4 - Submission of Matters to a Vote of Security Holders                       39

Item 6 - Exhibits and Reports on Form 8-K                                          40

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                               JUNE 30,       DECEMBER 31,
                                                                 2000             1999
                                                             ------------     ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                     SHARE AMOUNTS)
   ASSETS
   ------
Cash and due from banks                                      $    143,250    $    179,462
Money market investments                                          749,738       1,052,840
Loans receivable held for sale                                  2,051,346       1,208,080
Securities available for sale                                   2,255,169       1,974,747
Federal Home Loan Bank of New York stock                           96,284          91,791
Retained interests in securitizations                             112,882         124,556
Securities held to maturity (fair value of $2,274 and
   $1,985, respectively)                                            2,264           1,974
Loans receivable held for investment:
   Mortgage loans                                               8,291,472       8,648,765
   Other loans                                                    623,403         659,356
   Deferred loan fees and unearned discount                       (10,325)        (14,954)
   Allowance for possible loan losses                            (113,000)       (113,000)
                                                             ------------    ------------
     Loans receivable held for investment, net                  8,791,550       9,180,167
                                                             ------------    ------------
Other interest-earning assets                                     122,813         123,350
Servicing assets                                                  201,215         180,629
Accrued interest receivable, net                                   81,834          72,173
Banking premises and equipment, net                               126,920         129,006
Deferred income taxes, net                                         31,902          49,705
Goodwill                                                          901,943         941,727
Other assets                                                       98,234          90,870
                                                             ------------    ------------
     Total assets                                            $ 15,767,344    $ 15,401,077
                                                             ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Liabilities:
Deposits:
   N.O.W. and checking                                       $    552,583    $    540,406
   Savings                                                      1,304,961       1,369,852
   Variable rate savings                                        1,979,135       1,981,441
   Money market                                                   431,446         459,577
   Term certificates of deposit                                 7,103,342       7,208,850
                                                             ------------    ------------
     Total deposits                                            11,371,467      11,560,126
                                                             ------------    ------------
Mortgagors' escrow                                                 98,127          95,505
Securities sold under agreements to repurchase                    396,389             260
Federal Home Loan Bank of New York advances                       975,000         675,000
Notes payable                                                       2,817           5,137
Long term debt                                                    177,338         199,906
Guaranteed preferred beneficial interest in Company's
   junior subordinated debentures                                 199,745         199,740
Accrued income taxes payable                                       23,833          27,168
Other liabilities                                                 487,288         651,573
                                                             ------------    ------------
     Total liabilities                                         13,732,004      13,414,415
                                                             ------------    ------------
Commitments and contingencies Stockholders' equity:
   Preferred stock ($0.01 par value; 50,000,000 shares                 --              --
     authorized; none issued)
   Common stock ($0.01 par value; 220,000,000 shares
    authorized; 110,261,164 shares issued)                          1,103           1,103
   Additional paid-in capital                                     859,257         857,824
   Unallocated Employee Stock Ownership Plan (ESOP) shares       (102,520)       (105,097)
   Unearned stock plans shares                                     (2,546)         (3,288)
   Retained earnings                                            1,485,973       1,408,219
   Accumulated other comprehensive income, net                    (10,009)        (11,834)
   Treasury stock, at cost (7,967,064 and 6,058,244
     shares, respectively)                                       (195,918)       (160,265)
                                                             ------------    ------------
     Total stockholders' equity                                 2,035,340       1,986,662
                                                             ------------    ------------
     Total liabilities and stockholders' equity              $ 15,767,344    $ 15,401,077
                                                             ============    ============


  (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                QUARTER ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                            ----------------------    ----------------------
                                               2000         1999         2000         1999
                                            ---------    ---------    ---------    ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME:
   Mortgage loans held for investment       $ 183,365    $ 195,777    $ 370,894    $ 392,128
   Securities                                  38,411       17,533       73,649       37,161
   Loans held for sale                         43,547       36,229       74,660       67,015
   Money market investments                     9,052        8,036       17,858       19,342
   Other                                       25,500        7,798       51,081       16,087
                                            ---------    ---------    ---------    ----------
     Total interest income                    299,875      265,373      588,142      531,733
                                            ---------    ---------    ---------    ----------

INTEREST EXPENSE:
   Deposits                                   125,807      118,506      250,060      234,431
   Notes payable                               13,579          708       24,306        8,106
   Long-term debt                               7,861        8,042       15,903       16,085
   Securities sold under agreements to
    repurchase                                  6,024        3,081        7,881        9,650
   Trading liabilities                            114           13          114           33
                                            ---------    ---------    ---------    ----------
     Total interest expense                   153,385      130,350      298,264      268,305
                                            ---------    ---------    ---------    ----------
Net interest income                           146,490      135,023      289,878      263,428
Provision for possible loan losses             (7,090)      (1,657)     (15,434)      (4,454)
                                            ---------    ---------    ---------    ----------
Net interest income after provision
   for possible loan losses                   139,400      133,366      274,444      258,974
                                            ---------    ---------    ---------    ----------
NON-INTEREST INCOME:
   Income from fees and commissions:
     Loan servicing fees                       36,215       23,898       68,282       49,467
     Banking services fees and
      commissions                               9,451        7,579       18,544       14,548
     Other                                      2,912        2,912        5,625        5,957
   Net gain on sale of loans                   61,685       59,492      107,674      117,488
   Net gain on sale of securities               1,090          410        1,841        1,018
   Change in valuation of retained
    interests                                 (15,817)          --      (19,121)          --
                                            ---------    ---------    ---------    ----------
     Total non-interest income                 95,536       94,291      182,845      188,478
                                            ---------    ---------    ---------    ----------

NON-INTEREST EXPENSE:
   Salaries and benefits                       52,690       52,626      103,814      106,081
   Employee Stock Ownership and stock
     plans expense                              3,740        5,475        7,256       10,731
   Net expense of premises and equipment       19,316       18,534       39,850       36,906
   Advertising                                  1,789        2,330        2,553        4,055
   Federal deposit insurance premiums             606          652        1,233        1,309
   Other administrative expenses               28,804       26,955       56,959       72,718
   Other real estate owned operating
    income, net                                  (809)        (924)      (1,155)      (2,872)
   Goodwill amortization                       19,893       19,890       39,785       39,848
   Charitable and educational foundation           --        1,875           --        3,750
   Restructuring charge and non-recurring
    personnel expense                              --           --           --        6,000
                                            ---------    ---------    ---------    ----------
     Total non-interest expense               126,029      127,413      250,295      278,526
                                            ---------    ---------    ---------    ----------
Income before income taxes                    108,907      100,244      206,994      168,926
Income taxes                                   43,563       40,348       83,779       74,002
                                            ---------    ---------    ---------    ----------
Net income                                  $  65,344    $  59,896    $ 123,215    $  94,924
                                            =========    =========    =========    ==========
Basic earnings per share                    $    0.72    $    0.63    $    1.35    $    1.00
                                            =========    =========    =========    ==========
Diluted earnings per share                  $    0.71    $    0.61    $    1.34    $    0.98
                                            =========    =========    =========    ==========

  (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                               QUARTER ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                          ------------------------   -----------------------
                                             2000          1999        2000          1999
                                          ----------    ----------   ---------    ----------
                                                            (IN THOUSANDS)

Net income                                 $  65,344    $  59,896    $ 123,215    $  94,924
                                           ---------    ---------    ---------    ---------

 Other comprehensive income, before tax:
   Unrealized gain (loss) on securities:
     Unrealized holding gain (loss)
       arising during period                   3,146      (16,020)       4,276      (20,144)
     Less: reclassification adjustment
       for gains included in net income        1,090          410        1,841        1,018
                                           ---------    ---------    ---------    ---------
Other comprehensive income, before tax         2,056      (16,430)       2,435      (21,162)

Income tax (expense) benefit related
   to items of other comprehensive
   income                                       (495)       6,962         (610)       8,965
                                           ---------    ---------    ---------    ---------

Other comprehensive income, net of tax         1,561       (9,468)       1,825      (12,197)
                                           ---------    ---------    ---------    ---------

Total comprehensive income, net of tax     $  66,905    $  50,428    $ 125,040    $  82,727
                                           =========    =========    =========    =========


  (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                       ---------------------------
                                                           2000            1999
                                                       ------------    -----------
                                                               (IN THOUSANDS)

COMMON STOCK
Balance at beginning of period                          $     1,103    $     1,103
                                                        -----------    -----------
Balance at end of period                                      1,103          1,103
                                                        -----------    -----------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                              857,824      1,278,795
Reissuance of treasury stock                                 (3,999)      (431,823)
Amortization of ESOP shares committed to be released          3,436          7,571
Amortization of stock plans shares                              501             72
Tax benefit for vested stock plans shares                     1,495          3,424
                                                        -----------    -----------
Balance at end of period                                    859,257        858,039
                                                        -----------    -----------

UNALLOCATED ESOP SHARES
Balance at beginning of period                             (105,097)      (110,101)
Amortization of ESOP shares committed to be released          2,577          2,502
                                                        -----------    -----------
Balance at end of period                                   (102,520)      (107,599)
                                                        -----------    -----------

UNEARNED STOCK PLANS SHARES
Balance at beginning of period                               (3,288)        (4,459)
Amortization of stock plans shares                              742            586
                                                        -----------    -----------
Balance at end of period                                     (2,546)        (3,873)
                                                        -----------    -----------

RETAINED EARNINGS
Balance at beginning of period                            1,408,219      1,273,264
Net income                                                  123,215         94,924
Dividends declared                                          (45,461)       (38,952)
                                                        -----------    -----------
Balance at end of period                                  1,485,973      1,329,236
                                                        -----------    -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Balance at beginning of period                              (11,834)         4,699
Net change in accumulated other comprehensive income,
 net                                                          1,825        (12,197)
                                                        -----------    -----------
Balance at end of period                                    (10,009)        (7,498)
                                                        -----------    -----------

TREASURY STOCK, AT COST
Balance at beginning of period                             (160,265)      (520,725)
Reissuance of treasury stock                                  5,870        487,091
Purchase of treasury stock                                  (41,523)            --
                                                        -----------    -----------
Balance at end of period                                   (195,918)       (33,634)
                                                        -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                              $ 2,035,340    $ 2,035,774
                                                        ===========    ===========


(SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                          ----------------------------
                                                              2000           1999
                                                          -------------  -------------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $   123,215    $    94,924
Adjustments to reconcile net income to net cash (used
   in) provided by operating activities:
     Provision for possible loan losses                         15,434          4,454
     Depreciation and amortization of premises and
      equipment                                                 16,108         15,009
     Goodwill amortization                                      39,785         39,848
     Accretion of discount on securities, net of premium
      amortization                                              (2,308)        (3,410)
     Net change in trading assets                                   11            (97)
     Net change in trading liabilities                          53,295             --
     Net change in retained interests in securitizations        17,165         11,376
     ESOP and stock plans expense                                7,256         10,731
     Gain on securities transactions                            (1,841)        (1,018)
     Net change in loans held for sale                        (843,266)      (160,465)
     Net gain on sales of other real estate owned               (1,624)        (3,398)
     Capitalization of servicing assets                        (43,131)       (47,030)
     Amortization of servicing assets                           22,545         25,341
     Deferred income taxes                                      18,413         16,610
     Increase in other assets                                   (4,597)        (3,604)
     (Decrease) increase in other liabilities                 (294,674)        27,255
     Other, net                                                (14,687)       (11,017)
                                                           -----------    -----------
       Net cash (used in) provided by operating
        activities                                            (892,901)        15,509
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal repayments, net of loan originations              368,503         71,325
   Proceeds from sales of other real estate owned                7,109         11,534
   Purchases of securities available for sale                 (907,825)    (1,476,353)
   Purchases of securities held to maturity                       (317)            --
   Proceeds from maturities of securities available for
    sale                                                       447,420      1,626,020
   Proceeds from sales of securities available for sale        149,029          1,018
   Principal repayments on securities                          107,949        113,533
   Purchase of Federal Home Loan Bank stock                     (4,493)       (91,791)
   Purchases of premises and equipment                         (14,022)       (15,656)
                                                           -----------    -----------
     Net cash provided by investing activities                 153,353        239,630
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (withdrawals) deposits from depositors' accounts       (189,082)       307,798
   Borrowing on notes payable                                       --      2,810,790
   Payments on notes payable                                        --     (3,327,413)
   Net (decrease) increase on lease payable                     (2,320)           252
   Proceeds from Federal Home Loan Bank advances               300,000        100,000
   Payments for cash dividends                                 (45,461)       (38,952)
   Stock offering                                                   --         47,351
   Exercise of stock options                                     1,871          7,917
   Purchase of treasury stock                                  (41,523)            --
   Retirement of long term debt                                (22,002)            --
   Securities sold under agreements to repurchase              396,129       (229,851)
   Net increase (decrease) in mortgagors' escrow                 2,622        (13,062)
                                                           -----------    -----------
     Net cash provided by (used in) financing activities       400,234       (335,170)
                                                           -----------    -----------
Net decrease in cash and cash equivalents                     (339,314)       (80,031)
Cash and cash equivalents at beginning of period             1,232,302      1,088,372
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $   892,988    $ 1,008,341
                                                           ===========    ===========
NON-CASH ACTIVITIES:
   Additions to other real estate owned, net               $    (8,039)   $     4,638
                                                           ===========    ===========
   Unsettled trades                                        $  (130,387)   $    50,130
                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                              $    68,471    $    76,873
                                                           ===========    ===========
   Interest paid                                           $   250,843    $   243,918
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

2.  STOCK INCENTIVE PLAN

For the six months ended June 30, 2000, the Company granted options to purchase 2,017,700 shares of the Company's common stock to certain officers, at an average exercise price of $21.38. These awards vest over two to three years on the anniversary dates of the awards.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.    LOANS RECEIVABLE HELD FOR SALE

The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

                                                    JUNE 30,      DECEMBER 31,
                                                      2000            1999
                                                  --------------  --------------
                                                         (IN THOUSANDS)
LOANS RECEIVABLE HELD FOR SALE:
   Residential mortgage loans                      $  1,302,628    $    766,582
   Home equity lines of credit                          202,297          47,551
   Manufactured housing loans                           360,865         265,772
   Manufactured housing land/home loans                 180,643         130,553
   Guaranteed student loans                               1,852           2,450
   Deferred loan origination fees and unearned
    discount                                              3,061          (4,828)
                                                  --------------  --------------
     Loans receivable held for sale                $  2,051,346    $  1,208,080
                                                  ==============  ==============

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.  RETAINED INTERESTS IN SECURITIZATIONS AND SERVICING ASSETS

SECURITIZATIONS
During the quarters ended June 30, 2000 and 1999, GreenPoint sold $719.3 million and $810.0 million of manufactured housing loans in one securitization transaction each year for gains of $18.2 million and $20.6 million, respectively. GreenPoint receives annual servicing fees approximating 1.0% for manufactured housing loans and rights to future cash flows arising after the investors in the securitization trusts receive the return for which they are contracted.

During the quarter ended June 30, 2000, GreenPoint sold $350.2 million of home equity lines of credit and second mortgages in one securitization transaction for a gain of $9.8 million. The draws on previously securitized home equity lines of credit and sales of additional mortgage loans into securitization trusts totaled $44.6 million resulting in a gain of $2.1 million during the quarter ended June 30, 2000. GreenPoint receives annual servicing fees approximating 0.5% of the principal balances for these mortgage loans and rights to future cash flows arising after the investors in the securitization trusts receive the return for which they are contracted.

WHOLE LOAN SALES
During the quarters ended June 30, 2000 and 1999, GreenPoint sold as whole loans certain mortgage loans with principal balances of $1.7 billion and $2.2 billion, respectively, for pre-tax gains of $31.6 million and $39.4 million, respectively. GreenPoint retained servicing rights and provided limited recourse on some of the mortgage loans sold.

At June 30, 2000, GreenPoint has provided representations and warranties on mortgage and manufactured housing loans with remaining principal balances of $5.2 billion and $342.5 million, respectively. GreenPoint has established a liability related to representations and warranties for mortgage loans of $6.2 million at June 30, 2000.

RECOURSE ARRANGEMENTS
GreenPoint has established liabilities for limited recourse provided on mortgage loans and recourse provided on manufactured housing loans that have been securitized or sold. The investors and the securitization trusts have no recourse to GreenPoint's other assets for failure of debtors to pay when due, except for the interest-only strip related to both mortgage and manufactured housing securitizations and the liability under the corporate guarantee related to the manufactured housing securitizations.

           GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
    NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


GreenPoint has recorded liabilities relating to the loans sold with recourse with the following principal balances and maximum recourse exposures:

                                             JUNE 30, 2000
                               -------------------------------------------
                                                MAXIMUM
                                 PRINCIPAL      RECOURSE       RECORDED
                                  BALANCE       EXPOSURE      LIABILITY
                               -------------- -------------  -------------
                                             (IN THOUSANDS)
Manufactured housing            $  4,484,452  $    942,407   $     43,872
Mortgage                           1,013,938       993,659            811
                               -------------- -------------  -------------
                                $  5,498,390  $  1,936,066   $     44,683
                               ============== =============  =============

                                           DECEMBER 31, 1999
                               -------------------------------------------
                                                MAXIMUM
                                 PRINCIPAL      RECOURSE       RECORDED
                                  BALANCE       EXPOSURE      LIABILITY
                               -------------- -------------  -------------
                                             (IN THOUSANDS)
Manufactured housing            $  3,332,273  $    749,325   $     32,295
Mortgage                             468,184       458,820            292
                               -------------- -------------  -------------
                                $  3,800,457  $  1,208,145   $     32,587
                               ============== =============  =============

CHANGE IN VALUATION OF RETAINED INTERESTS
On a quarterly basis, GreenPoint reviews the adequacy of the value of the recorded liability based on management's best estimate of the fair value of future cash flows associated with the corporate guarantee. During the quarter ended June 30, 2000, GreenPoint recorded an $11.6 million charge to adjust its corporate guarantee liability to fair value. The charge consisted of $6.9 million relating to the effect of interest rate changes on variable rate securitizations and $4.7 million relating to increased loss severity assumptions.

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management's best estimate of the fair value of future cash flows associated with the retained interest. During the quarter ended June 30, 2000, GreenPoint recorded a $4.2 million charge to adjust its manufactured housing interest-only strip to fair value. The charge was related to the effect of interest rate changes on variable rate securitizations.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


RETAINED INTERESTS IN SECURITIZATIONS
The entire portfolio of retained interests in securitizations is summarized as follows:

                                             JUNE 30, 2000
                            ------------------------------------------------
                             MANUFACTURED
                               HOUSING       MORTGAGE (1)        TOTAL
                            ---------------  --------------  ---------------
                                            (IN THOUSANDS)
Subordinated certificates    $         ---    $      5,187    $       5,187
Interest-only strip                 13,335          44,879           58,214
Transferor interest (2)                ---          49,481           49,481
                             -------------    ------------    -------------
                             $      13,335    $     99,547    $     112,882
                             =============    ============    =============

                                           DECEMBER 31, 1999
                            ------------------------------------------------
                             MANUFACTURED
                               HOUSING       MORTGAGE (1)        TOTAL
                            ---------------  --------------  ---------------
                                            (IN THOUSANDS)
Subordinated certificates    $      40,441    $      5,111    $      45,552
Interest-only strip                 12,229          20,924           33,153
Transferor interest (2)                ---          45,851           45,851
                             -------------    ------------    -------------
                             $      52,670    $     71,886    $     124,556
                             =============    ============    =============

(1) RETAINED INTERESTS ARE FROM HOME EQUITY, FIRST AND SECOND MORTGAGE SECURITIZATIONS.
(2) INCLUDES OVERCOLLATERALIZATION ACCOUNTS.

The significant assumptions used in estimating the fair value of retained interests capitalized during the quarter ended June 30, 2000 and the assumptions used in estimating the fair value of the entire portfolio of retained interests at June 30, 2000 were as follows:


                                        QUARTER ENDED
                                        JUNE 30, 2000               JUNE 30, 2000
                                  -------------------------  -------------------------
                                  MANUFACTURED               MANUFACTURED
                                    HOUSING     MORTGAGE       HOUSING     MORTGAGE
                                  ------------ ------------  ------------ ------------
Weighted average prepayment rate
(1)                                   11.8 %        44.6 %       13.3 %        42.8 %
Weighted average life (in years)       4.8           1.5          4.5           1.3
Weighted average default rate          3.6 %         0.5 %        4.0 %         0.9 %
Loss severity rate                    58.9 %       100.0 %       58.1 %       100.0 %
Asset cash flows discounted at        14.0 %        13.4 %       14.0 %        12.8 %
Liability cash flows discounted at     7.0 %         ---          6.3 %         ---


(1)   EXCLUDES WEIGHTED AVERAGE DEFAULT RATE.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


SERVICING ASSETS
On a quarterly basis, GreenPoint reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. For manufactured housing loans, the predominant risk characteristics are loan type and interest rate type. For mortgage loans, the predominant risk characteristics are loan type and interest rate. At June 30, 2000 and December 31, 1999, there were no valuation allowances on any of the servicing rights risk strata.

Servicing assets relating to the entire servicing portfolio are summarized as follows:

                            JUNE 30,      DECEMBER 31,
                              2000            1999
                         ---------------  --------------
                                 (IN THOUSANDS)
Manufactured housing      $     133,817    $    126,325
Mortgage                         67,398          54,304
                         ---------------  --------------
                          $     201,215    $    180,629
                         ===============  ==============

During the quarter ended June 30, 2000, GreenPoint capitalized servicing rights of $13.0 million and $12.3 million for mortgage and manufactured housing loans, respectively. The significant assumptions used in estimating the fair value of the servicing assets capitalized during the quarter ended June 30, 2000 and the assumptions used in estimating the fair value of the entire servicing asset portfolio at June 30, 2000 were as follows:


                                              QUARTER ENDED
                                              JUNE 30, 2000              JUNE 30, 2000
                                        -------------------------  -------------------------
                                        MANUFACTURED               MANUFACTURED
                                          HOUSING     MORTGAGE       HOUSING     MORTGAGE
                                        ------------ ------------  ------------ ------------
Weighted average prepayment rate (1)        11.8 %        24.7 %       12.5 %        15.6 %
Weighted average life (in years)             4.8           4.6          4.4           6.3
Weighted average default rate                3.6 %         2.4 %        3.8 %         3.6 %
Cash flows discounted at                    14.0 %        10.0 %       14.0 %         9.8 %

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


                                                                           QUARTER ENDED JUNE 30, 2000
                                     ----------------------------------------------------------------------------------------------
                                                                    MANUFACTURED     SEGMENT                           CONSOLIDATED
                                      MORTGAGE          CONSUMER      HOUSING        TOTALS           OTHER (1)           TOTALS
                                     ---------          ---------    ---------      ---------        -----------        ----------
                                                                            (IN THOUSANDS)
Net interest income                 $     60,211     $    58,743   $     10,615    $    129,569     $    16,921       $    146,490
Income from fees and
  commissions                             (2,642)          9,604          1,796           8,758           3,605             12,363
Loan servicing fees                        5,054              --         27,501          32,555           3,660             36,215
Net gain on sales of loans                43,469              29         18,187          61,685              --             61,685
Change in valuation
  of retained interests                       --              --        (15,817)        (15,817)             --            (15,817)
Depreciation and
 amortization                              3,586          12,356          9,095          25,037           2,588             27,625
Segment income
  (loss) before taxes                     75,682          35,006         (8,579)        102,109           6,798            108,907
Other significant non-cash items:
  ESOP and stock plans expense             2,512           1,028          2,573           6,113          (2,373)             3,740
Total assets                        $ 10,020,720     $11,850,140   $  1,751,539    $ 23,622,399     $(7,855,055)(2)   $ 15,767,344


                                                                     QUARTER ENDED JUNE 30, 1999
                                     ----------------------------------------------------------------------------------
                                                                MANUFACTURED     SEGMENT                   CONSOLIDATED
                                      MORTGAGE      CONSUMER      HOUSING        TOTALS      OTHER (1)        TOTALS
                                     ---------      ---------    ---------      ---------   -----------     -----------
                                                                          (IN THOUSANDS)
Net interest income                 $    65,776   $    51,023   $     7,423   $   124,222   $    10,801     $   135,023
Income from fees and
  commissions                                77         7,575         1,522         9,174         1,317          10,491
Loan servicing fees                       3,416            --        20,482        23,898            --          23,898
Net gain on sales of loans               38,916            17        20,559        59,492            --          59,492
Change in valuation
  of retained interests                      --            --            --            --            --              --
Depreciation and amortization             3,605        12,321         8,931        24,857         5,304          30,161
Segment income
  (loss) before taxes                    70,950        26,188        11,355       108,493        (8,249)        100,244
Other significant non-cash items:
  ESOP and stock plans expense            1,179         1,197         2,069         4,445         1,030           5,475
Total assets                        $10,484,497   $12,008,189   $ 1,333,275   $23,825,961   $(8,984,955)(2) $14,841,006

(1)      REPRESENTS UNALLOCATED CORPORATE AMOUNTS.

(2) FOR THE PURPOSE OF INTERNAL MANAGEMENT REPORTING, THE COMPANY RECORDS INTERSEGMENT FUNDS TRANSFERS AND ELIMINATES THESE TRANSFERS ON A CONSOLIDATED BASIS FOR GAAP REPORTING. INTERSEGMENT ASSETS AND LIABILITIES ELIMINATED FOR CONSOLIDATION PURPOSES WERE $7.9 BILLION AND $9.0 BILLION FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999, RESPECTIVELY. NET INTEREST INCOME CORRESPONDING TO THE ASSUMED FUNDS TRANSFERS IS ALLOCATED ACCORDINGLY.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                      SIX MONTHS ENDED JUNE 30, 2000
                                      --------------------------------------------------------------------------------------------
                                                                    MANUFACTURED       SEGMENT                        CONSOLIDATED
                                       MORTGAGE        CONSUMER       HOUSING          TOTALS        OTHER (1)           TOTALS
                                      ---------       ---------      ----------      ---------      -----------        ----------
                                                                            (IN THOUSANDS)
Net interest income                 $    118,544    $    116,092   $     21,880    $    256,516    $     33,362       $    289,878
Income from fees and
  commissions                             (2,656)         18,924          4,278          20,546           3,623             24,169
Loan servicing fees                       10,056              --         54,566          64,622           3,660             68,282
Net gain on sales of loans                67,281              36         40,357         107,674              --            107,674
Change in valuation
  of retained interests                       --              --        (19,121)        (19,121)             --            (19,121)
Depreciation and amortization              7,642          24,784         17,971          50,397           5,496             55,893
Segment income
  (loss) before taxes                    137,750          68,984          4,754         211,488          (4,494)           206,994
Other significant non-cash items:
  ESOP and stock
  plans expense                            3,486           2,020          3,515           9,021          (1,765)             7,256
Total assets                        $ 10,020,720    $ 11,850,140   $  1,751,539    $ 23,622,399    $ (7,855,055)(2)   $ 15,767,344


                                                                SIX MONTHS ENDED JUNE 30, 1999
                                     --------------------------------------------------------------------------------------
                                                                MANUFACTURED    SEGMENT                        CONSOLIDATED
                                      MORTGAGE       CONSUMER      HOUSING      TOTALS       OTHER (1)            TOTALS
                                     ---------      ---------    ----------   ---------     -----------         ----------
                                                                        (IN THOUSANDS)
Net interest income                 $   134,177   $   101,626   $    12,838   $   248,641   $     14,787       $   263,428
Income from fees and
  commissions                             1,605        14,541         3,685        19,831           674            20,505
Loan servicing fees                       6,715            --        42,752        49,467            --            49,467
Net gain on sales of loans               77,581            52        39,855       117,488            --           117,488
Change in valuation
  of retained interests                      --            --            --            --            --                --
Depreciation and amortization             6,646        24,684        17,971        49,301         5,556            54,857
Segment income
  (loss) before taxes                   132,424        51,738        21,736       205,898       (36,972)          168,926
Other significant non-cash items:
  ESOP and stock
  plans expense                           2,328         2,372         4,051         8,751         1,980            10,731
Total assets                        $10,484,497   $12,008,189   $ 1,333,275   $23,825,961   $(8,984,955)(2)   $14,841,006


(1)      REPRESENTS UNALLOCATED CORPORATE AMOUNTS.
(2) FOR THE PURPOSE OF INTERNAL MANAGEMENT REPORTING, THE COMPANY RECORDS INTERSEGMENT FUNDS TRANSFERS AND ELIMINATES THESE TRANSFERS ON A CONSOLIDATED BASIS FOR GAAP REPORTING. INTERSEGMENT ASSETS AND LIABILITIES ELIMINATED FOR CONSOLIDATION PURPOSES WERE $7.9 BILLION AND $9.0 BILLION FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999, RESPECTIVELY. NET INTEREST INCOME CORRESPONDING TO THE ASSUMED FUNDS TRANSFERS IS ALLOCATED ACCORDINGLY.

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

7.  STOCK REPURCHASE PROGRAM

In March 2000, the Company's Board of Directors authorized a new share repurchase program of up to 5%, or approximately 5.2 million, of its outstanding shares. The repurchase will be at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

As of June 30, 2000, the Company repurchased 2,100,500 shares under this program, at a cost of approximately $41.5 million. The repurchased shares are being held in treasury.

8.  RESTRUCTURING RESERVE AND NON-RECURRING PERSONNEL EXPENSE

The Company recorded a $6.0 million restructuring charge in the first quarter of 1999 pertaining to the integration of Headlands Mortgage Company and GreenPoint Mortgage Corp. The restructuring charge included accruals related to the estimated severance expenses to be incurred. During the first quarter of 2000, the Company reevaluated the remaining restructuring liability of $2.6 million. Most of the actions under this plan are completed or near completion and resulted in expenses being less than originally anticipated. As a result, the Company recognized a restructuring credit of $1.4 million during the first quarter of 2000.

For the quarter ended March 31, 2000 the Company recorded a new restructuring charge of $1.4 million that will be utilized to absorb severance expenses pertaining to further integration of GreenPoint Mortgage Funding Corp. and GreenPoint Credit, LLC.

The Company expects to have these restructuring programs completed in 2000.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                         QUARTER ENDED                           SIX MONTHS ENDED
                                               -------------------------------------------------------------   ---------------------
                                               JUNE 30,     MAR. 31,      DEC. 31,    SEPT. 30,     JUNE 30,   JUNE 30,     JUNE 30,
                                                 2000         2000          1999        1999         1999        2000         1999
                                               -------      -------       -------      -------      -------    --------     --------
PERFORMANCE RATIOS (ANNUALIZED)
  Core cash earnings return on average
   assets (1)                                     2.28%        2.14%         2.16%        2.28%        2.31%      2.21%        2.26%
  Core cash earnings return on average
   equity (1)                                    17.74        16.33         16.34        16.98        17.02      17.04        17.00
  Core cash earnings return on tangible
   equity (1)                                    31.96        30.14         30.47        32.04        33.46      31.06        34.25
  Core return on average assets (1)               1.68         1.53          1.53         1.63         1.62       1.60         1.58
  Core return on average equity (1)              13.03        11.63         11.57        12.12        11.95      12.33        11.88
  Net interest margin                             4.19         4.21          4.02         4.13         4.10       4.20         3.97
  Net interest spread during period               3.77         3.80          3.63         3.75         3.75       3.79         3.63
  Operating expense to average assets (2)         2.75         2.76          2.71         2.90         2.94       2.75         2.88
  Efficiency ratio (3)                            44.2         45.4          45.2         47.0         47.3       44.8         47.3
  Average interest-earning assets to
    average interest-bearing liabilities          1.10x        1.10x         1.09x        1.10x        1.09x      1.10x        1.08x

REGULATORY CAPITAL RATIOS:
Company:
  Leverage capital                                9.14%        9.17%         8.73%        9.36%        9.14%
  Risk-based capital:
   Tier I                                         9.61        10.29         10.62        12.44        12.26
   Total                                         10.42        11.18         11.58        13.50        13.32
Bank:
  Leverage capital                                8.91         9.09          8.41         8.26         7.90
  Risk-based capital:
   Tier I                                         9.35        10.19         10.22        10.92        10.50
   Total                                         10.16        11.08         11.17        11.97        11.55

PER SHARE DATA:
Core cash earnings (1)*                       $   0.97    $    0.88    $     0.87   $     0.88   $     0.87   $  1.85    $     1.73
Common book value**                              22.38        21.87         21.40        21.26        20.75       N/A           N/A
Tangible common book value**                     12.46        11.88         11.26        11.45        10.74       N/A           N/A

  Shares used in calculations-
  (In thousands):
  *Average                                      91,612       92,479        94,960       98,112       98,189    92,044       97,285
  **Period - end                                90,936       92,310        92,830       98,035       98,129        --           --
    Total                                      102,294      103,832       104,203      109,469      109,027        --           --

ASSET QUALITY RATIOS:
  Non-performing loans
   to total loans held for investment             2.21%        2.16%         2.36%        2.43%        2.72%
  Non-performing assets to total assets           1.32         1.39          1.47         1.55         1.76

ALLOWANCE FOR POSSIBLE
LOAN LOSSES TO:
  Non-performing loans                           57.28        56.40         51.47        48.13        44.65
  Total loans held for  investment                1.27         1.22          1.21         1.17         1.21

EARNINGS TO COMBINED
  FIXED CHARGES AND
  PREFERRED STOCK
  DIVIDENDS (4):
  Excluding interest on deposits                 12.46x       11.11x        10.76x       11.33x       11.02x     11.78x       9.49x
  Including interest on deposits                  1.80x        1.73x         1.73x        1.78x        1.78x      1.77x       1.66x

(1) EXCLUDES HEADLANDS ACQUISITION EXPENSE, RESTRUCTURING CHARGE AND NON-RECURRING PERSONNEL EXPENSE, ONE-TIME CHARITABLE FOUNDATION EXPENSE AND GAIN ON SALE OF A LEASE.
(2) EXCLUDES GOODWILL EXPENSE, ORE INCOME, HEADLANDS ACQUISITION EXPENSE, RESTRUCTURING CHARGE AND NON-RECURRING PERSONNEL EXPENSE AND ONE-TIME CHARITABLE FOUNDATION EXPENSE.
(3) THE EFFICIENCY RATIO IS CALCULATED BY DIVIDING OPERATING EXPENSE BY THE SUM OF NET INTEREST INCOME AND NON-INTEREST INCOME, EXCLUDING PRE-TAX GAIN ON SALE OF A LEASE.
(4) FOR PURPOSES OF COMPUTING THE RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS, EARNINGS REPRESENT NET INCOME PLUS APPLICABLE INCOME TAXES, FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS OF A CONSOLIDATED SUBSIDIARY. FIXED CHARGES REPRESENT INTEREST EXPENSE ON LONG-TERM DEBT AND ONE-THIRD (THE PORTION DEEMED TO BE REPRESENTATIVE OF THE INTEREST FACTOR) OF RENTS.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


1.    GENERAL

GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a leading national specialty housing finance company with three principal businesses. GreenPoint Mortgage Funding, Inc. ("GPM"), a national mortgage banking company headquartered in Larkspur, California, is the leading national lender in no documentation ("NoDoc") and alternative A ("Alt A") residential mortgages. GreenPoint Credit, LLC ("GPC"), headquartered in San Diego, California, is the nation's second largest lender and servicer of manufactured housing loans. GreenPoint Bank (the "Bank"), a New York State chartered savings bank, has $11 billion in deposits in 73 branches serving more than 400,000 households in the Greater New York City area.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are based on management's current expectations. These forward-looking statements include information concerning possible or assumed future results of operations and business plans, including those relating to earnings growth (on both a GAAP and cash basis); revenue growth; origination volume in both the Company's mortgage and manufactured housing finance businesses; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions and related integration activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels in the Company's mortgage and manufactured housing finance businesses; the level of defaults, losses and prepayments on loans made by the Company, whether such loans are held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which could adversely affect the ability of the Company to sell or securitize mortgage and manufactured housing originations on a timely basis or at prices which are acceptable to the Company; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

2.    OPERATING RESULTS

The second quarter's results include the following:
o Net income was $65.3 million, an increase of 9% over the second quarter of 1999. Net income per diluted share was $0.71 for the quarter, an increase of 16% over the second quarter of 1999.

o Total loan originations for the second quarter of 2000 were $3.3 billion, a decrease of 16% from the second quarter of 1999, and an increase of 20% compared to the prior quarter. Mortgage originations for the same period were $2.6 billion, a decrease of 15% from the second quarter of 1999, and an increase of 31% from the first quarter of 2000. Manufactured housing loan originations were $675 million, a decrease of 8% from the first quarter of 2000 and 20% from a year ago.

o GPC recorded a gain of $18.2 million from a securitization of $719.3 million of fixed and variable rate manufactured housing loans.

o GPM sold certain whole loan mortgages of $1.7 billion, recording a gain of $31.6 million. GPM also sold $350.2 million of home equity lines of credit and second mortgages in one securitization transaction for a gain of $9.8 million. Draws on previously securitized home equity lines of credit totaling $44.6 million resulted in a gain of $2.1 million.

o Asset quality in the mortgage portfolio improved further over 1999 and the credit performance of manufactured housing loans in the portfolio and securitizations met expectations. Non-performing mortgage loans decreased 10% to $197.3 million, and total non-performing assets decreased 9% to $207.6 million at June 30, 2000.

The June 30, 1999 year to date results include the recognition of non-recurring expenses of $27.6 million related to the acquisition of Headlands Mortgage Company ("Headlands") and include a one-time restructuring charge related to severance.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


CORE CASH EARNINGS

Core cash earnings are net of non-recurring items and exclude certain non-cash charges related to goodwill and the Employee Stock Ownership Plan ("ESOP"). The non-cash expenses, unlike other expenses incurred by the Company, do not reduce GreenPoint's tangible capital thereby enabling the Company to increase shareholder value through the growth of earning assets, increases in cash dividends and additional repurchases of the Company's stock.


                                     QUARTER ENDED               SIX MONTHS ENDED
                            ---------------------------------  ---------------------
                            JUNE 30,    MARCH 31,   JUNE 30,   JUNE 30,    JUNE 30,
                              2000        2000        1999       2000        1999
                            ----------  ----------  ---------  ----------  ---------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income                   $ 65,344   $  57,871   $ 59,896    $ 123,215  $ 94,924
Non-recurring items, net
  of tax (1)                      ---         ---        ---         ---     22,503
                            ----------  ----------  ---------  ----------  ---------
Core net income                65,344      57,871     59,896      123,215    117,427
Add back:
  Goodwill amortization        19,893      19,892     19,890      39,785     39,848
  Employee Stock Ownership
   and stock plans expense      3,740       3,516      5,475       7,256     10,731
                            ----------  ----------  ---------  ----------  ---------
Core cash earnings           $ 88,977   $  81,279   $ 85,261    $170,256   $168,006
                            ==========  ==========  =========  ==========  =========
Core cash earnings per
share (2)                    $   0.97   $    0.88   $   0.87    $   1.85   $   1.73
                            ==========  ==========  =========  ==========  =========


(1) NON-RECURRING ITEMS INCLUDE HEADLANDS ACQUISITION EXPENSE AND RESTRUCTURING CHARGE.
(2) BASED ON THE WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED EARNINGS PER SHARE.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NET INTEREST INCOME

Net interest income on a tax-equivalent basis increased by $12.9 million, or 9%, for the second quarter of 2000, and by $28.5 million, or 11%, in the first six months of 2000, versus the comparable periods in 1999. The improvement in both periods was due to an increase in interest earning assets, a change in the mix of those assets and an increase in the net interest margin from 4.10% to 4.19% in the quarterly comparison and 3.97% to 4.20% in the six months.

The increase in average interest-earning assets of $939 million in the quarter and $643 million for the six months was attributed to growth in investment securities (primarily mortgage-backed securities and collateralized mortgage obligations), which was partially funded by a decline in shorter-term money market investments. The average balance of loans held for investment (both mortgage and manufactured housing) was essentially unchanged from the comparable 1999 periods. The yield on earning assets increased to 8.54% from 8.06% in the second quarter and 8.50% from 8.03% in the first six months versus the equivalent periods of 1999 due to higher market interest rates and the change in the shift to higher-yielding, longer-term earning assets.

The cost of interest-bearing liabilities increased only 46 and 31 basis points during these periods from 4.31% to 4.77% and 4.40% to 4.71% for the quarter and six months ended June 30, 2000, respectively. The increase reflects the rise in market interest rates, which was somewhat mitigated by an increase in the rates paid on savings, money market and variable rate savings deposits.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


AVERAGE BALANCE SHEETS AND INTEREST YIELD/COST
The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended June 30, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.


                                                                 QUARTER ENDED
                                    ---------------------------------------------------------------------
                                             JUNE 30, 2000                      JUNE 30, 1999
                                    ------------------------------    -----------------------------------
                                                           AVERAGE                                AVERAGE
                                     AVERAGE                YIELD/      AVERAGE                    YIELD/
                                     BALANCE     INTEREST    COST       BALANCE     INTEREST        COST
                                   ----------   ---------   ------    ----------    ---------      -------
                                           (TAXABLE-EQUIVALENT INTEREST AND RATES, IN THOUSANDS) (1)
Assets:
Interest-earning assets:
  Mortgage loans held for
   investment (2)                 $ 8,452,408   $  183,365    8.68%   $ 9,208,284   $   195,777      8.50%
  Other loans (2)                     620,045       15,656   10.10        113,320         2,310      8.15
  Loans held for sale               1,925,527       43,547    9.05      1,695,568        36,122      8.52
  Money market investments (3)        569,973        9,043    6.38        666,127         8,039      4.84
  Securities (4)                    2,209,684       40,438    7.32      1,134,596        17,779      6.26
  Other interest-earning
   assets                             377,160       10,093   10.76        397,642         6,190      6.24
                                  -----------   ----------            -----------   -----------
   Total interest-earning
    assets                         14,154,797      302,142    8.54     13,215,537       266,217      8.06
                                                ----------                          -----------
Non-interest earning assets (5)     1,425,516                           1,538,974
                                  -----------                         -----------
   Total assets                   $15,580,313                         $14,754,511
                                  ===========                         ===========

Liabilities and
Stockholders' Equity:
Interest-bearing
liabilities:
  Savings                         $ 1,330,088        6,978    2.11   $  1,500,463         8,239      2.20
  N.O.W                               293,126          716    0.98        313,884           765      0.98
  Money market and variable
   rate savings                     2,421,036       20,249    3.36      2,411,936        19,715      3.28
  Term certificates of
   deposit                          7,108,440       97,422    5.51      7,027,910        89,384      5.10
  Mortgagors' escrow                  115,971          443    1.54        119,056           403      1.36
  Trading liabilities                   7,606          113    5.98            546            13      9.55
  Notes payable and other
   borrowings                         873,385       14,013    6.39        111,747           708      2.54
  Securities sold under
   agreements to repurchase           380,127        5,590    5.82        233,295         3,081      5.30
  Long term debt                      189,380        3,286    6.94        199,881         3,468      6.94
  Guaranteed preferred
   beneficial interest in
   Company's junior
   subordinated debentures            199,743        4,575    9.16        199,734         4,574      9.16
                                  -----------   ----------            -----------   -----------
   Total interest-bearing
   liabilities                     12,918,902      153,385    4.77     12,118,452       130,350      4.31
                                                ----------                          -----------
Other liabilities (6)                 655,696                             631,830
                                  -----------                         -----------
   Total liabilities               13,574,598                          12,750,282
Stockholders' equity                2,005,715                           2,004,229
                                  -----------                         -----------
   Total liabilities and
     stockholders' equity         $15,580,313                         $14,754,511
                                  ===========                         ===========
Net interest
income/interest rate spread (7)                  $ 148,757    3.77%                 $   135,867      3.75%
                                                 =========    =====                 ===========      =====
Net interest-earning
  assets/net interest margin (8)  $ 1,235,895                 4.19%   $ 1,097,085                    4.10%
                                  ===========                 =====   ===========                    =====
Ratio of interest-earning
  assets to
  interest-earning liabilities          1.10x                               1.09x
                                  ===========                         ===========


(1)      NET INTEREST INCOME IS CALCULATED ON A TAXABLE-EQUIVALENT BASIS.
(2) IN COMPUTING THE AVERAGE BALANCES AND AVERAGE YIELD ON LOANS, NON-ACCRUING LOANS HAVE BEEN INCLUDED.
(3) INCLUDES INTEREST-BEARING DEPOSITS IN OTHER BANKS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.
(4) THE AVERAGE YIELD DOES NOT GIVE EFFECT TO CHANGES IN FAIR VALUE THAT ARE REFLECTED AS A COMPONENT OF STOCKHOLDERS' EQUITY.
(5) INCLUDES GOODWILL, BANKING PREMISES AND EQUIPMENT, SERVICING ASSETS, DEFERRED TAX ASSETS, ACCRUED INTEREST RECEIVABLE, AND OTHER MISCELLANEOUS NON-INTEREST EARNING ASSETS.
(6) INCLUDES ACCRUED INTEREST PAYABLE, ACCOUNTS PAYABLE AND OTHER MISCELLANEOUS NON-INTEREST-BEARING OBLIGATIONS OF THE COMPANY.
(7) NET INTEREST RATE SPREAD REPRESENTS THE DIFFERENCE BETWEEN THE AVERAGE YIELD ON INTEREST-EARNING ASSETS AND THE AVERAGE COST OF INTEREST-BEARING LIABILITIES.
(8) NET INTEREST MARGIN REPRESENTS NET INTEREST INCOME DIVIDED BY AVERAGE INTEREST-EARNING ASSETS.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


AVERAGE BALANCE SHEETS AND INTEREST YIELD/COST
The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the six months ended June 30, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.


                                                                  SIX MONTHS ENDED
                                    -----------------------------------------------------------------------
                                              JUNE 30, 2000                            JUNE 30, 1999
                                    -----------------------------------     ---------------------------------
                                                                AVERAGE                                AVERAGE
                                    AVERAGE                      YIELD/       AVERAGE                   YIELD/
                                    BALANCE       INTEREST        COST        BALANCE       INTEREST     COST
                                  ----------     ---------       ------     ----------      ---------  -------
                                             (TAXABLE-EQUIVALENT INTEREST AND RATES, IN THOUSANDS) (1)
Assets:
Interest-earning assets:
  Mortgage loans held for
   investment (2)                 $ 8,562,104   $   370,894       8.66%    $ 9,224,103   $   392,128      8.50%
  Other loans (2)                     628,149        31,803      10.13         116,241         4,688      8.07
  Loans held for sale               1,672,133        74,660       8.93       1,523,971        66,833      8.77
  Money market investments (3)        584,199        17,853       6.15         798,108        19,350      4.89

  Securities (4)                    2,144,466        76,543       7.14       1,256,597        37,708      6.01
  Trading assets                           --            --         --             676            18      5.32
  Other interest-earning
   assets                             357,868        20,643      11.60         386,542        13,165      6.87
                                  -----------   -----------                -----------   -----------
   Total interest-earning
    assets                         13,948,919       592,396       8.50      13,306,238       533,890      8.03
                                                -----------                              -----------
Non-interest earning assets (5)     1,425,644                                1,555,541
                                  -----------                              -----------
   Total assets                   $15,374,563                              $14,861,779
                                  ===========                              ===========


Liabilities and
Stockholders' Equity:
Interest-bearing liabilities:
  Savings                         $ 1,342,922        14,261       2.14      $1,513,202        16,534      2.20
  N.O.W                               294,907         1,441       0.98         317,588         1,540      0.98
  Money market and variable
  rate savings                      2,432,306        40,619       3.36       2,384,107        38,848      3.29
  Term certificates of
  deposit                           7,120,566       192,843       5.45       6,944,324       176,749      5.13
  Mortgagors' escrow                  109,232           898       1.65         119,878           760      1.28
  Trading liabilities                   3,803           113       5.98           1,098            33      6.06
  Notes payable and other
  borrowings                          780,963        25,046       6.39         326,274         8,106      5.01
  Securities sold under
   agreements to
   repurchase                         246,033         7,139       5.74         275,662         9,650      7.06
  Long term debt                      194,645         6,754       6.94         199,877         6,936      6.94
  Guaranteed preferred
   beneficial interest in
   Company's junior
   subordinated debentures            199,742         9,150       9.16         199,733         9,149      9.16
                                  -----------   -----------                -----------   -----------
   Total interest-bearing
    liabilities                    12,725,119       298,264       4.71      12,281,743       268,305      4.40
                                                -----------                              -----------
Other liabilities (6)                 651,112                                  603,359
                                  -----------                              -----------
   Total liabilities               13,376,231                               12,885,102
Stockholders' equity                1,998,332                                1,976,677
                                  -----------                              -----------
   Total liabilities and
     stockholders' equity         $15,374,563                              $14,861,779
                                  ===========                              ===========
Net interest
income/interest rate spread (7)                   $ 294,132       3.79%                    $ 265,585             3.63%
                                                  =========       =====                    =========             =====
Net interest-earning
  assets/net interest margin (8)  $ 1,223,800                     4.20%    $ 1,024,495                           3.97%
                                  ===========                     =====    ===========                           =====
Ratio of interest-earning
  assets to interest-earning
  liabilities                            1.10x                                   1.08x
                                  ===========                              ===========


(1) NET INTEREST INCOME IS CALCULATED ON A TAXABLE-EQUIVALENT BASIS.
(2) IN COMPUTING THE AVERAGE BALANCES AND AVERAGE YIELD ON LOANS, NON-ACCRUING LOANS HAVE BEEN INCLUDED.
(3) INCLUDES INTEREST-BEARING DEPOSITS IN OTHER BANKS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.
(4) THE AVERAGE YIELD DOES NOT GIVE EFFECT TO CHANGES IN FAIR VALUE THAT ARE REFLECTED AS A COMPONENT OF STOCKHOLDERS' EQUITY.
(5) INCLUDES GOODWILL, BANKING PREMISES AND EQUIPMENT, SERVICING ASSETS, DEFERRED TAX ASSETS, ACCRUED INTEREST RECEIVABLE, AND OTHER MISCELLANEOUS NON-INTEREST EARNING ASSETS.
(6) INCLUDES ACCRUED INTEREST PAYABLE, ACCOUNTS PAYABLE AND OTHER MISCELLANEOUS NON-INTEREST BEARING OBLIGATIONS OF THE COMPANY.
(7) NET INTEREST RATE SPREAD REPRESENTS THE DIFFERENCE BETWEEN THE AVERAGE YIELD ON INTEREST-EARNING ASSETS AND THE AVERAGE COST OF INTEREST-BEARING LIABILITIES.
(8) NET INTEREST MARGIN REPRESENTS NET INTEREST INCOME DIVIDED BY AVERAGE INTEREST-EARNING ASSETS.

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


                         QUARTER ENDED JUNE 30, 2000       SIX MONTHS ENDED JUNE 30, 2000
                                COMPARED TO                         COMPARED TO
                         QUARTER ENDED JUNE 30, 1999       SIX MONTHS ENDED JUNE 30, 1999
                             INCREASE/(DECREASE)                  INCREASE/(DECREASE)
                           ---------------------------------------------------------------------
                                  DUE TO                                DUE TO
                           --------------------                 ---------------------
                            AVERAGE   AVERAGE        NET        AVERAGE      AVERAGE     NET
                             VOLUME     RATE        CHANGE       VOLUME        RATE     CHANGE
                           ---------  ---------    --------     --------    ---------  --------
                                                   (IN THOUSANDS)

Interest-earning assets:
  Mortgage loans held
   for investment (1)      $(16,333)   $  3,921    $(12,412)   $(28,565)   $  7,331    $(21,234)
  Other loans (1)            12,670         676      13,346      25,629       1,486      27,115
  Loans held for sale         5,107       2,318       7,425       6,597       1,230       7,827
  Money market               (1,275)      2,279       1,004      (5,871)      4,374      (1,497)
   investments (2)
  Securities                 19,248       3,411      22,659      30,624       8,211      38,835
  Trading assets               --          --          --           (18)       --           (18)
  Other
   interest-earning
   assets                      (335)      4,238       3,903      (1,042)      8,520       7,478
                           --------    --------    --------    --------    --------    --------
   Total interest
     earned on assets        19,082      16,843      35,925      27,354      31,152      58,506
                           --------    --------    --------    --------    --------    --------

Interest-bearing
liabilities:
  Savings                      (906)       (355)     (1,261)     (1,819)       (454)     (2,273)
  N.O.W                         (51)          2         (49)       (111)         12         (99)
  Money market and
   variable rate savings         74         460         534         794         977       1,771
  Term certificate of
   deposit                    1,034       7,004       8,038       4,567      11,527      16,094
  Mortgagors' escrow            (10)         50          40         (72)        210         138
  Trading liabilities           107          (7)        100          80        --            80
  Notes payable and
   other borrowings          10,863       2,442      13,305      14,015       2,925      16,940
  Securities sold under
   agreements to
   repurchase                 2,125         384       2,509        (969)     (1,542)     (2,511)
  Long term debt               (182)       --          (182)       (182)       --          (182)
  Guaranteed preferred
   beneficial interest
   in Company's junior
   subordinated
   debentures                  --             1          1          --            1           1
                           --------    --------    --------    --------    --------    --------
   Total interest paid
     on liabilities          13,054       9,981      23,035      16,303      13,656      29,959
                           --------    --------    --------    --------    --------    --------
Net change in net
 interest income           $  6,028    $  6,862    $ 12,890    $ 11,051    $ 17,496    $ 28,547
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


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for loan losses was $7.1 million for the second quarter of 2000 and $15.4 million for the first six months of 2000, up from $1.7 million and $4.5 million, respectively, for the comparable 1999 periods. The increase is primarily attributable to charge-offs on the $604 million of manufactured housing loans that were retained during the third quarter of 1999. Charge-offs for the quarter and six months ended June 30, 2000 on the residential mortgage portfolio improved versus a year ago, which reflect continued improvement in delinquencies and non-performing loans. The provision equaled net charge-offs for all periods.

NON-INTEREST INCOME


                                         QUARTER ENDED          SIX MONTHS ENDED
                                            JUNE 30.                JUNE 30,
                                     -----------------------  ----------------------
                                        2000        1999        2000        1999
                                     -----------  ----------  ----------  ----------
                                                     (IN THOUSANDS)
Income from fees and commissions:
   Loan servicing fees                $  36,215   $  23,898   $  68,282   $  49,467
   Banking services fees and              9,451       7,579      18,544      14,548
   commissions
   Other                                  2,912       2,912       5,625       5,957
Net gain on sales of mortgage loans      43,498      38,933      67,317      77,633
Net gain on sales of manufactured
  housing assets                         18,187      20,559      40,357      39,855
Net gain on sale of securities            1,090         410       1,841       1,018
Change in valuation of retained
  interests                             (15,817)        ---     (19,121)        ---
                                      ---------   ---------   ---------   ---------
   Total non-interest income          $  95,536   $  94,291   $ 182,845   $ 188,478
                                      =========   =========   =========   =========

Non-interest income was $95.5 million in the second quarter, up from $94.3 million in the comparable quarter a year ago and was $182.8 million for the six months ended June 30, 2000, down from $188.5 million in the same period a year ago. The results include an adjustment to the valuation of retained interests which is described below. Without this charge, the improvement in non-interest income for the quarter was due in part to a higher gain on the sale of mortgage loans, $4.6 million higher than the 1999 second quarter. The gain on sale of mortgage loans for the six month period was down $10.3 million versus a year ago, principally due to lower origination volume as a result of rising interest rates. Non-interest income was also favorably impacted by higher servicing fees ($36.2 million versus $23.9 million for the quarter and $68.3 million versus $49.5 million for the six months) due to a larger servicing portfolio and the recognition of $4.5 million of revenue, during the second quarter, earned in prior periods but not previously recorded. Banking services fees and commissions were $9.5 million and $18.5 million, an increase of 25% and 27% over the second quarter and six months of 1999, respectively.

Following its regular quarterly review, the Company recorded a $15.8 million and $19.1 million charge to the valuation of retained interests from its manufactured housing loan securitizations for the quarter and six months ended June 30, 2000. The valuation represents management's best estimate of the current value of future cash flows associated with the retained interests. Of the total second quarter adjustment, $11.1 million was related to the effect of interest rate changes on variable rate securitizations and $4.7 million was the result of changes in loss severity assumptions.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


The current interest rate environment impacts the valuation of retained interests in variable rate loan securitizations because market rates affect both the rates received and the rates paid on variable rate securitizations. The interest received on adjustable rate loans is determined by margins added to either the one-year Treasury rate or the one-year Libor rate. The interest paid to bondholders is affected by changes in the one-month Libor rate. Since the previous quarterly review, one-month Libor increased 69 basis points while the one-year Treasury rate actually fell by 7 basis points reflecting increases in federal budget surpluses and a resultant decline in Treasury borrowing requirements. One-year Libor rose over the quarter, but only by 45 basis points. This spread compression reduced projected cash flows.

At the time of the quarterly review, variable rate loans indexed to the one year Treasury totaled approximately $547 million, all of which were originated prior to September, 1999. To mitigate risk associated with changes in the relationship between Treasury and Libor rates, beginning in September, the Company's adjustable rate loans are all indexed to one year Libor. Outstanding balances on these loans total $660 million.

The remaining $4.7 million of the second quarter charge reflects revised assumptions about future loss severity rates for manufactured housing loans. These assumptions are based on projections that the excess inventory created by overbuilding on the part of the manufacturers will continue for several more quarters, and will continue to exert pricing pressure on repossessed units.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NON-INTEREST EXPENSE


                                         QUARTER ENDED          SIX MONTHS ENDED
                                            JUNE 30.                JUNE 30,
                                     -----------------------  ----------------------
                                        2000        1999        2000        1999
                                     -----------  ----------  ----------  ----------
                                                     (IN THOUSANDS)

Salaries and benefits                 $  52,690   $  52,626   $ 103,814   $ 104,144
Employee Stock Ownership and stock
   plans expense                          3,740       5,475       7,256      10,731
Net expense of premises and
equipment                                19,316      18,534      39,850      36,906
Advertising                               1,789       2,330       2,553       4,055
Federal deposit insurance premiums          606         652       1,233       1,309
Other administrative expenses            28,804      26,955      56,959      53,050
Other real estate owned operating
income, net                                (809)       (924)     (1,155)     (2,872)
Goodwill amortization                    19,893      19,890      39,785      39,848
Charitable and educational
foundation                                  ---       1,875         ---       3,750
                                     -----------  ----------  ----------  ----------
   Total non-interest expense
     before non-recurring expenses      126,029     127,413     250,295     250,921
Headlands acquisition expense               ---         ---         ---      21,605
Restructuring charge and
   non-recurring personnel expense          ---         ---         ---       6,000
                                     -----------  ----------  ----------  ----------
   Total non-interest expense         $ 126,029   $ 127,413   $ 250,295   $ 278,526
                                     ===========  ==========  ==========  ==========

Total non-interest expense was $126.0 million and $250.3 million for the quarter and six months ended June 30, 2000, a decrease of 1% and 10%, respectively, over the comparable 1999 periods. The decrease for the six month period is primarily attributable to non-recurring expenses of $27.6 million incurred by the Company relating to its acquisition of Headlands on March 30, 1999. Excluding the non-recurring acquisition expense, total non-interest expense was essentially unchanged reflecting the Company's continued emphasis on tight expense controls.

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


INCOME TAX EXPENSE

Total income tax expense increased $3.2 million, or 8%, to $43.6 million for the second quarter of 2000 and by $9.8 million, or 13%, to $83.8 million in the first six months of 2000, from $40.4 million and $74.0 million for the comparable periods of 1999. The rise in the current quarter compared to 1999 was due to a $8.7 million increase in income before income taxes partially offset by a decline in the effective tax rate from 40.25% in the 1999 quarter to 40% in the 2000 quarter. The rise for the six months ended June 30, 2000 as compared to 1999 was due to a $38.1 million increase in income before income taxes partially offset by a decline in the effective tax rate from 43.8% to 40.5%. The relatively high effective tax rate reported in the first six months of 1999 was due to non-recurring charges, which included expenses of approximately $14.1 million for which no tax benefit was recognized.

NON-PERFORMING ASSETS

The Company's asset quality improved during the six months ended June 30, 2000, as non-performing assets decreased by 9%. The ratio of non-performing loans to mortgage loans held for investment fell to 2.21% at June 30, 2000 from 2.36% at December 31, 1999 while the ratio of non-performing assets to total assets fell to 1.32% at June 30, 2000 from 1.47% at December 31, 1999.

Non-performing assets, net of related specific reserves, were as follows:

                                   JUNE 30,         DECEMBER 31,
                                     2000               1999
                               -----------------  -----------------
                                         (IN THOUSANDS)
Mortgage loans secured by:
  Residential one-to
  four-family                   $       165,516    $       172,975
  Residential multi-family               16,643             24,144
  Commercial property                    13,699             22,240
Other loans                               1,414                171
                               -----------------  -----------------
Total non-performing loans (1)          197,272            219,530
Total other real estate
owned, net                               10,324              7,544
                               -----------------  -----------------
  Total non-performing assets   $       207,596    $       227,074
                               =================  =================

(1) INCLUDES $5.0 MILLION AND $5.9 MILLION OF NON-ACCRUAL MORTGAGE LOANS UNDER 90 DAYS PAST DUE AT JUNE 30, 2000 AND DECEMBER 31, 1999, RESPECTIVELY.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following is a summary of the provision and allowance for possible loan losses:


                                   QUARTER ENDED               SIX MONTHS ENDED
                                      JUNE 30,                     JUNE 30,
                             ---------------------------  ---------------------------
                                 2000          1999           2000          1999
                             -------------  ------------  -------------  ------------
                                                 (IN THOUSANDS)

Balance at beginning of
 period                      $    113,000   $   113,000    $   113,000   $   113,000
Provision charged to income         7,090         1,657         15,434         4,454
Charge-offs:
   Residential mortgage            (1,101)       (1,871)        (3,063)       (3,970)
   Manufactured housing            (9,224)         (124)       (17,988)         (936)
                             -------------  ------------  -------------  ------------
Total Charge-offs                 (10,325)       (1,995)       (21,051)       (4,906)
                             -------------  ------------  -------------  ------------
Recoveries:
   Residential mortgage                46           338             87           452
   Manufactured housing             3,189           ---          5,530           ---
                             -------------  ------------  -------------  ------------
Total Recoveries                    3,235           338          5,617           452
                             -------------  ------------  -------------  ------------
Balance at end of period     $    113,000   $   113,000    $   113,000   $   113,000
                             =============  ============  =============  ============

CAPITAL RATIOS

The Company's ratio of period-end stockholders' equity to ending total assets at June 30, 2000 was 12.91% compared to 12.90% at December 31, 1999.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of June 30, 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


As of June 30, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.


                                                              REQUIRED FOR CAPITAL
                                             ACTUAL             ADEQUACY PURPOSES
                                     -----------------------  ----------------------
                                       AMOUNT       RATIO      AMOUNT       RATIO
                                     -----------  ----------  ----------  ----------
                                                     (IN MILLIONS)
AS OF JUNE 30, 2000
Total Capital (to Risk Weighted
Assets):
   Company                            $ 1,456.2    10.42 %    $ 1,117.8      8.00 %
   Bank                                 1,420.6    10.16        1,119.1      8.00
Tier 1 Capital (to Risk Weighted
Assets):
   Company                            $ 1,343.2     9.61 %    $   558.9      4.00 %
   Bank                                 1,307.6     9.35          559.5      4.00
Tier 1 Capital (to Average Assets):
   Company                            $ 1,343.2     9.14 %    $   587.5      4.00 %
   Bank                                 1,307.6     8.91          587.3      4.00


                                                              REQUIRED FOR CAPITAL
                                             ACTUAL             ADEQUACY PURPOSES
                                     -----------------------  ----------------------
                                       AMOUNT       RATIO      AMOUNT       RATIO
                                     -----------  ----------  ----------  ----------
                                                     (IN MILLIONS)
AS OF DECEMBER 31, 1999
Total Capital (to Risk Weighted
Assets):
   Company                            $ 1,366.2    11.58 %    $   943.8      8.00 %
   Bank                                 1,319.8    11.17          945.1      8.00
Tier 1 Capital (to Risk Weighted
Assets):
   Company                            $ 1,253.2    10.62 %    $   471.9      4.00 %
   Bank                                 1,206.8    10.22          472.5      4.00
Tier 1 Capital (to Average Assets):
   Company                            $ 1,253.2     8.73 %    $   574.2      4.00 %
   Bank                                 1,206.8     8.41          573.9      4.00

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)


INTEREST RATE SENSITIVITY GAP ANALYSIS

The table below depicts the Company's interest rate sensitivity as of June 30, 2000. Allocations of assets and liabilities, including non-interest-bearing sources of funds to specific periods, are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.


                                              REPRICING PERIODS
                        ---------------------------------------------------------------
                                   MORE THAN  MORE THAN
                                    THREE       SIX     MORE THAN
                         THREE      MONTHS     MONTHS    ONE YEAR   MORE THAN
                         MONTHS    TO SIX     TO ONE     TO THREE      THREE
                         OR LESS    MONTHS      YEAR       YEARS       YEARS     TOTAL
                        ---------- ---------- ---------- ---------- ---------- --------
                                                (IN MILLIONS)
Total loans, net        $ 2,898    $   629    $ 1,055    $ 2,175    $ 4,086    $ 10,843
Money market
 investments (1)            750        ---        ---        ---        ---         750
Securities held to
 maturity                   ---        ---          1        ---         98          99
Securities available
 for sale                   401         71        188        648      1,060       2,368
Other interest earning
 assets                     123        ---        ---        ---        ---         123
                        ---------- ---------- ---------- ---------- ---------- --------
  Total interest
   earning assets         4,172        700      1,244      2,823      5,244      14,183
                        ---------- ---------- ---------- ---------- ---------- --------

Cash and due from banks     143        ---        ---        ---        ---         143
Servicing assets              5          5         10         37        144         201
Goodwill                     20         20         40        160        661         901
Other non-interest
 earning assets             339        ---        ---        ---        ---         339
                        ---------- ---------- ---------- ---------- ---------- --------
  Total assets          $ 4,679    $   725    $ 1,294    $ 3,020    $ 6,049    $ 15,767
                        ========== ========== ========== ========== ========== ========

Term certificates of
 deposit                $ 1,180    $ 1,680    $ 2,947    $ 1,140    $   156    $  7,103
Core deposits               327        291        572      1,955      1,123       4,268
                        ---------- ---------- ---------- ---------- ---------- --------
  Total deposits          1,507      1,971      3,519      3,095      1,279      11,371
                        ---------- ---------- ---------- ---------- ---------- --------
Mortgagors' escrow            6          6         11         44         32          99
Securities sold under
  agreements to
  repurchase                 96        200        100        ---        ---         396
Federal Home Loan Bank
  of New York advances      125         50        250        200        350         975
Long term debt              ---        ---        ---        177        ---         177
Guaranteed preferred
  beneficial interest
  in Company's junior
  subordinated
  debentures                ---        ---        ---        ---        200         200
Notes payable                 3        ---        ---        ---        ---           3
Other liabilities           511        ---        ---        ---        ---         511
Stockholders' equity        ---        ---        ---        ---      2,035       2,035
                        ---------- ---------- ---------- ---------- ---------- --------
  Total liabilities
   and stockholders'
   equity               $ 2,248    $ 2,227    $ 3,880    $ 3,516    $ 3,896    $ 15,767
                        ========== ========== ========== ========== ========== ========

Off balance sheet
financial instruments   $   350    $   ---    $   ---    $  (350)   $   ---    $   ---
                        ========== ========== ========== ========== ========== ========

Interest rate
 sensitivity gap        $ 2,781    $(1,502)  $ (2,586)   $  (846)   $ 2,153

Cumulative gap          $ 2,781    $ 1,279    $(1,307)   $(2,153)

Interest rate
  sensitivity gap as a
  percentage of total
  assets                  17.64%     (9.53)%   (16.40)%    (5.37)%    13.66%

Cumulative gap as a
  percentage of total
  assets                  17.64%      8.11%     (8.29)%   (13.66)%

(1) CONSISTS OF INTEREST-BEARING DEPOSITS IN OTHER BANKS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.

As of June 30, 2000, the cumulative volume of liabilities maturing or repricing within one year exceeded assets by $1,307 million, or 8.29% of assets.

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

At June 30, 2000, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months on instruments held for other than trading purposes was a decline of approximately 2.2% of projected 2000 net income. Conversely, a gradual 200 basis point increase in interest rates over the next twelve months on instruments held for other than trading purposes would result in net income increasing by 0.3%. GreenPoint does not have significant exposure to such risk on instruments held for trading purposes.

Management has included all derivative and other financial instruments that have a material effect in calculating the Company's potential earning at risk.

The Company is exposed to interest rate risk during the accumulation of mortgage loans prior to sale or securitization. Prior to the closing of the loan, the Company generally extends an interest rate lock commitment to the borrower. The Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends an interest rate commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments). These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)


The Company mitigates the risk associated with accumulating manufactured housing loans by hedging fixed-rate manufactured housing loan production prior to sale or securitization. Historical analysis indicates that interest rate swap rates correlate highly with rates paid on manufactured housing securities. Reports are prepared on the origination of fixed rate manufactured housing loans on a daily and weekly basis. As the loans are accumulated, the Bank enters into swaps in which it agrees to pay a fixed rate and receive a floating rate. The amount and duration of the swaps entered into are selected so the change in fair value correlates closely with the changes in the fair value of securities backed by manufactured housing loans similar to the Company's loan inventory. The loans and the resultant hedging relationships are monitored throughout the accumulation period. At the time a securitization is priced, establishing the gain on sale, the swap transactions are unwound. The gain or loss on the swap position is included as part of the gain on sale from the sale of securitization.

CREDIT RISK MANAGEMENT

The Company originates mortgage and manufactured housing loans for its own portfolio and for disposition in the secondary markets in the form of whole loan sales and securitizations. In general, whole loan sales transfer the credit risk to the purchasers. In contrast, for loans placed in the portfolio, or for loans securitized, the Company retains all or much of the credit risk.

Individual underwriting policies, procedures and authorities reside in the business units, either GPM or GreenPoint Credit. In each case, the chief credit executive reports directly to the chief executive of the business, outside of the production organization. With respect to loans originated for whole loan sale to the secondary markets, where credit risk is transferred, underwriting criteria are established to meet investor requirements. A comprehensive quality control process is in place to ensure that loans being originated meet the Company's underwriting standards.

In the case of loans originated for GreenPoint's portfolio, an independent executive-level Risk Management Division determines the characteristics of the borrowers and the property and loan types acceptable for portfolio investment. Traditional NoDoc loans continue to be originated based on the borrower's level of equity in the property securing the loans. Strict appraisal standards are maintained, requiring all appraisers to be state certified, and all appraisals are subject to additional levels of review. Alt-A and other non-conforming loans, which may be placed in portfolio, have separate limits with regard to borrower and property characteristics established by the Risk Management Division.

GreenPoint Credit lends funds primarily based on the credit worthiness of the borrower. Sophisticated custom scoring models are used to determine the borrower's ability to repay. Additional security is provided by the housing collateral securing the loan.

Risk Management reviews monthly the delinquency and loss trends in all the mortgage and manufactured housing loans serviced by the Company, whether or not it retains credit exposure. These reviews are intended to identify significant changes in credit quality, which may indicate changes to the Company's exposures or to the efficacy of its underwriting of loans sold to other investors. Such changes could prompt adjustments to the Company's underwriting criteria or servicing procedures.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)


The Company has set forth a policy for establishment and review of the adequacy of the allowance for loan losses. The policy requires management to provide for estimated costs related to problem loans. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company's lending areas.

RETAINED INTEREST RISK MANAGEMENT

GreenPoint's retained interest consists of two pieces--an asset which is valued based on expected positive cash flows over the life of the underlying loans, and a liability reflecting expected negative cash flows--or draws on the Bank's letter of credit over the same life. In the absence of market-determined values for these balance sheet items, the Company estimates the values using discounted future cash flows.

The estimated cash flows are affected by changes to underlying assumptions, which in turn are a function of changes in current credit loss experience on the underlying loans, and for variable rate loan securitizations, changes in current market interest rates.

The Risk Management Division monitors closely the performance of all loans on which the Company retains credit risk. On securitization or sale, the independent Risk Management Division sets expectations on the default, recovery and voluntary prepayment rates. Each pool of loans is reviewed to ensure that performance is meeting those expectations. In the event performance does not meet expectations, the assumptions are revised. Responsibility for these judgments resides with executive management, independent of GPC and GPM.

The interest rate environment impacts the valuation of retained interests on variable rate loan securitizations because market rates affect both the rates received and the rates paid on variable rate securitizations. The interest received on adjustable rate loans is determined by margins added to either the one-year Treasury rate, or the one-year Libor rate. The interest paid to bondholders is affected by changes in the one-month Libor rate.

To measure and monitor effectively the value of the retained interests in conjunction with changes in credit performance and market interest rates, management completes a rigorous quarterly review of the value of the retained interests. The review assesses current and historical credit performance and the interest rate environment. Based on this review, management derives its best estimate of the interest rate and credit loss assumptions utilized to calculate projected cash flows.

The frequency of this review enables management to assess the value of the retained interest and to reflect that valuation regularly in its quarterly financial statements. Changes in the value of the retained interest are reported in accordance with established accounting rules, with changes in the value of the liability reflected currently in the Statement of Income and changes in the value of the asset reported as a component of "other comprehensive income". If changes to the asset value are deemed to reflect other than temporary impairment, this change is also recorded in current period income.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's annual meeting of shareholders held on May 5, 2000, the following matters were voted upon with the results of the voting on such matters indicated:

1. Election of the following five directors of the Company to three-year terms:

                                   FOR        WITHHELD
                               ------------  ------------
      William M. Jackson        96,658,460       913,450
      Charles B. McQuade        96,669,240       902,670
      Peter T. Paul             96,409,309     1,167,601
      Alvin N. Puryear          96,665,444       906,466
      Robert P. Quinn           96,657,306       914,604

    The following sets forth the names of Directors continuing in office after the annual meeting:

      Bharat B. Bhatt          Robert M. McLane
      Dan F. Huebner           Edward C. Schmults
      Thomas S. Johnson        Robert F. Vizza
      Susan J. Kropf           Jules Zimmerman

2. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2000.

      For:                96,895,349
      Against:               505,903
      Abstain:               170,658

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBITS

    EXHIBIT NUMBER:

         11.1     Statement Regarding Computation of Per Share Earnings

         12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         27.1     Financial Data Schedule

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


(B) REPORTS ON FORM 8-K

On May 16, 2000, GreenPoint Credit, LLC filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-3 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated May 12, 2000 together with the related Prospectus dated December 9, 1999; (ii) the consent of PricewaterhouseCoopers LLP to the use of its name in the "Experts" section of the Prospectus Supplement; and (iii) External Computational Materials prepared by Salomon Smith Barney Inc.

On May 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On May 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On May 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 13, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago, as Trustee; and (ii) the required Monthly Investor Servicing Report.

On May 25, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 13, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On May 26, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following document: a Pooling and Servicing Agreement dated May 1, 2000 between GreenPoint, as Contract Seller and as Servicer and Bank One, National Association as the Trustee in connection with the sale of approximately $719,166,228 of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-3, on May 18, 2000.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


On June 16, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its issuance of GreenPoint Home Equity Loan Trust 2000-1, Home Equity Loan Asset-Backed Certificates dated
June 1, 2000.

On June 22, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its issuance of GreenPoint Home Equity Loan Trust 2000-1, Home Equity Loan Asset-Backed Certificates dated
June 1, 2000.

On June 27, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with its issuance of GreenPoint Home Equity Loan Trust 2000-1, Home Equity Loan Asset-Backed Securities dated June
1, 2000.

On June 27, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 13, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On June 27, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GreenPoint Financial Corp.


                                             By: /s/ Thomas S. Johnson
                                                -------------------------------
                                                Thomas S. Johnson
                                                Chairman of the Board and
                                                Chief Executive Officer


                                             By: /s/ Jeffrey R. Leeds
                                                -------------------------------
                                                Jeffrey R. Leeds
                                                Executive Vice President and
                                                Chief Financial Officer


                                             By: /s/ Joseph D. Perillo
                                                -------------------------------
                                                Joseph D. Perillo
                                                Senior Vice President and
                                                Controller


Dated August 14, 2000