Form 10-Q
period 2000-09-30
GREENPOINT FINANCIAL CORP
filed 2000-11-13
CIK 911935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          -----------------------------

                              For the Quarter Ended
                               September 30, 2000

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

                                 |X| Yes |_| No

      As of November 3, 2000 there were 101,010,458 shares of common stock outstanding.

                           GreenPoint Financial Corp.

                                    FORM 10-Q

                              For the Quarter Ended
                               September 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1 -  Financial Statements

        Consolidated Statements of Financial Condition
        (unaudited) as of September 30, 2000 and December 31, 1999            3

        Consolidated Statements of Income (unaudited) for the
        quarters and nine month periods ended September 30, 2000 and 1999     4

        Consolidated Statements of Comprehensive Income (unaudited)
        for the quarters and nine month periods ended
        September 30, 2000 and 1999                                           5

        Consolidated Statements of Changes in Stockholders' Equity
        (unaudited) for the nine month periods ended
        September 30, 2000 and 1999                                           6

        Consolidated Statements of Cash Flows (unaudited) for the nine
        month periods ended September 30, 2000 and 1999                       7

        Notes to the Unaudited Consolidated Financial Statements              8

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 19

Item 3 - Quantitative and Qualitative Disclosure about Market Risk           36

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   42

Item 6 - Exhibits and Reports on Form 8-K                                    43

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                                  September 30,       December 31,
                                                                                                      2000                1999
                                                                                                   ------------       ------------
                                                                                                (In thousands, except share amounts)
    ASSETS
Cash and due from banks                                                                            $    172,623       $    179,462
Money market investments                                                                                620,473          1,052,840
Loans receivable held for sale                                                                        1,867,476          1,208,080
Securities available for sale                                                                         2,184,697          1,974,747
Federal Home Loan Bank of New York stock                                                                 96,284             91,791
Retained interests in securitizations                                                                   150,204            124,556
Securities held to maturity (fair value of $2,368 and $1,985, respectively)                               2,358              1,974
Loans receivable held for investment:
    Mortgage loans                                                                                    8,148,666          8,648,765
    Other loans                                                                                         601,518            659,356
    Deferred loan fees and unearned discount                                                             (7,683)           (14,954)
    Allowance for possible loan losses                                                                 (113,000)          (113,000)
                                                                                                   ------------       ------------
       Loans receivable held for investment, net                                                      8,629,501          9,180,167
                                                                                                   ------------       ------------
Other interest-earning assets                                                                           126,301            123,350
Servicing assets                                                                                        216,412            180,629
Accrued interest receivable, net                                                                         84,784             72,173
Banking premises and equipment, net                                                                     129,364            129,006
Deferred income taxes, net                                                                                   --             49,705
Goodwill                                                                                                882,355            941,727
Other assets                                                                                            162,393             90,870
                                                                                                   ------------       ------------
       Total assets                                                                                $ 15,325,225       $ 15,401,077
                                                                                                   ------------       ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
    N.O.W. and checking                                                                            $    553,430       $    540,406
    Savings                                                                                           1,247,538          1,369,852
    Variable rate savings                                                                             1,917,608          1,981,441
    Money market                                                                                        488,881            459,577
    Term certificates of deposit                                                                      7,100,013          7,208,850
                                                                                                   ------------       ------------
       Total deposits                                                                                11,307,470         11,560,126
                                                                                                   ------------       ------------
Mortgagors' escrow                                                                                      113,098             95,505
Securities sold under agreements to repurchase                                                          150,299                260
Federal Home Loan Bank of New York advances                                                             850,000            675,000
Long term debt                                                                                          139,689            199,906
Guaranteed preferred beneficial interest in Company's junior subordinated debentures                    199,748            199,740
Other liabilities                                                                                       488,969            683,878
                                                                                                   ------------       ------------
       Total liabilities                                                                             13,249,273         13,414,415
                                                                                                   ------------       ------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)                             --                 --
    Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares
      issued)                                                                                             1,103              1,103
    Additional paid-in capital                                                                          860,914            857,824
    Unallocated Employee Stock Ownership Plan (ESOP) shares                                            (101,232)          (105,097)
    Unearned stock plans shares                                                                          (2,138)            (3,288)
    Retained earnings                                                                                 1,530,605          1,408,219
    Accumulated other comprehensive income, net                                                           5,768            (11,834)
    Treasury stock, at cost (8,910,310 and 6,058,244 shares, respectively)                             (219,068)          (160,265)
                                                                                                   ------------       ------------
       Total stockholders' equity                                                                     2,075,952          1,986,662
                                                                                                   ------------       ------------
       Total liabilities and stockholders' equity                                                  $ 15,325,225       $ 15,401,077
                                                                                                   ============       ============

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                               Quarter Ended                  Nine Months Ended
                                                                                September 30,                   September 30,
                                                                          -------------------------       -------------------------
                                                                            2000            1999            2000            1999
                                                                          ---------       ---------       ---------       ---------
                                                                                   (In thousands, except per share amounts)
Interest income:
    Mortgage loans held for investment                                    $ 178,549       $ 194,171       $ 549,443       $ 586,299
    Securities                                                               37,714          17,976         111,363          55,137
    Loans held for sale                                                      50,838          39,348         125,498         106,363
    Money market investments                                                  4,247          12,591          22,105          31,933
    Other                                                                    26,764          12,767          77,845          28,854
                                                                          ---------       ---------       ---------       ---------
       Total interest income                                                298,112         276,853         886,254         808,586
                                                                          ---------       ---------       ---------       ---------

Interest expense:
    Deposits                                                                129,599         121,613         379,659         356,044
    Notes payable                                                            15,318           5,003          39,624          13,109
    Long-term debt                                                            7,205           8,042          23,108          24,127
    Securities sold under agreements to repurchase                            3,264           2,798          11,145          12,448
    Trading liabilities                                                          99             111             213             144
                                                                          ---------       ---------       ---------       ---------
       Total interest expense                                               155,485         137,567         453,749         405,872
                                                                          ---------       ---------       ---------       ---------
Net interest income                                                         142,627         139,286         432,505         402,714
Provision for possible loan losses                                           (9,085)         (1,448)        (24,519)         (5,902)
                                                                          ---------       ---------       ---------       ---------
Net interest income after provision for possible loan losses                133,542         137,838         407,986         396,812
                                                                          ---------       ---------       ---------       ---------

Non-interest income:
    Income from fees and commissions:
       Loan servicing fees                                                   33,727          23,971         102,009          73,438
       Banking services fees and commissions                                  9,767           8,123          28,311          22,671
       Other                                                                  4,221           4,941           9,846          10,898
    Net gain on sale of loans                                                81,862          57,819         189,536         175,307
    Net gain (loss) on sale of securities                                     1,587              (2)          3,428           1,016
    Change in valuation of retained interests                               (20,510)             --         (39,631)             --
                                                                          ---------       ---------       ---------       ---------
       Total non-interest income                                            110,654          94,852         293,499         283,330
                                                                          ---------       ---------       ---------       ---------

Non-interest expense:
    Salaries and benefits                                                    53,877          53,230         157,691         159,311
    Employee Stock Ownership and stock plans expense                          4,918           4,813          12,174          15,544
    Net expense of premises and equipment                                    19,150          19,501          59,000          56,407
    Advertising                                                               2,219           1,607           4,772           5,662
    Federal deposit insurance premiums                                          596             681           1,829           1,990
    Other administrative expenses                                            27,548          28,267          84,507         100,985
    Other real estate owned operating income, net                              (307)           (444)         (1,462)         (3,316)
    Goodwill amortization                                                    19,587          19,892          59,372          59,740
    Charitable and educational foundation                                        --           1,875              --           5,625
    Restructuring charge and non-recurring personnel expense                  4,918              --           4,918           6,000
                                                                          ---------       ---------       ---------       ---------
       Total non-interest expense                                           132,506         129,422         382,801         407,948
                                                                          ---------       ---------       ---------       ---------

Income before income taxes                                                  111,690         103,268         318,684         272,194
Income taxes                                                                 44,676          41,565         128,455         115,567
                                                                          ---------       ---------       ---------       ---------
Net income                                                                $  67,014       $  61,703       $ 190,229       $ 156,627
                                                                          =========       =========       =========       =========
Basic earnings per share                                                  $    0.75       $    0.64       $    2.10       $    1.64
                                                                          =========       =========       =========       =========
Diluted earnings per share                                                $    0.74       $    0.63       $    2.07       $    1.61
                                                                          =========       =========       =========       =========

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                      Quarter Ended            Nine Months Ended
                                                                                       September 30,             September 30,
                                                                                   ----------------------    ----------------------
                                                                                     2000         1999         2000         1999
                                                                                   ---------    ---------    ---------    ---------
                                                                                                    (In thousands)
Net income                                                                         $  67,014    $  61,703    $ 190,229    $ 156,627
                                                                                   ---------    ---------    ---------    ---------

 Other comprehensive income, before tax: Unrealized gain (loss) on securities:
       Unrealized holding gain (loss) arising during
          period                                                                      29,241       (3,258)      33,517      (23,402)
       Less: reclassification adjustment for gain (loss)
          included in net income                                                       1,587           (2)       3,428        1,016
                                                                                   ---------    ---------    ---------    ---------
Other comprehensive income, before tax                                                27,654       (3,256)      30,089      (24,418)

Income tax (expense) benefit related to items of other
    comprehensive income                                                             (11,877)       1,519      (12,487)      10,484
                                                                                   ---------    ---------    ---------    ---------

Other comprehensive income, net of tax                                                15,777       (1,737)      17,602      (13,934)
                                                                                   ---------    ---------    ---------    ---------

Total comprehensive income, net of tax                                             $  82,791    $  59,966    $ 207,831    $ 142,693
                                                                                   =========    =========    =========    =========

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
                                                                  (In thousands)
Common stock
Balance at beginning of period                              $     1,103    $     1,103
                                                            -----------    -----------
Balance at end of period                                          1,103          1,103
                                                            -----------    -----------

Additional paid-in capital
Balance at beginning of period                                  857,824      1,278,795
Reissuance of treasury stock                                     (6,049)      (438,611)
Amortization of ESOP shares committed to be released              6,409         10,805
Amortization of stock plans shares                                  750            108
Tax benefit for vested stock plans shares                         1,980          3,652
                                                            -----------    -----------
Balance at end of period                                        860,914        854,749
                                                            -----------    -----------

Unallocated ESOP shares
Balance at beginning of period                                 (105,097)      (110,101)
Amortization of ESOP shares committed to be released              3,865          3,753
                                                            -----------    -----------
Balance at end of period                                       (101,232)      (106,348)
                                                            -----------    -----------

Unearned stock plans shares
Balance at beginning of period                                   (3,288)        (4,459)
Amortization of stock plans shares                                1,150            880
                                                            -----------    -----------
Balance at end of period                                         (2,138)        (3,579)
                                                            -----------    -----------

Retained earnings
Balance at beginning of period                                1,408,219      1,273,264
Net income                                                      190,229        156,627
Dividends declared                                              (67,843)       (59,996)
                                                            -----------    -----------
Balance at end of period                                      1,530,605      1,369,895
                                                            -----------    -----------

Accumulated other comprehensive income, net
Balance at beginning of period                                  (11,834)         4,699
Net change in accumulated other comprehensive income, net        17,602        (13,934)
                                                            -----------    -----------
Balance at end of period                                          5,768         (9,235)
                                                            -----------    -----------

Treasury stock, at cost
Balance at beginning of period                                 (160,265)      (520,725)
Reissuance of treasury stock                                      9,380        498,400
Purchase of treasury stock                                      (68,183)            --
                                                            -----------    -----------
Balance at end of period                                       (219,068)       (22,325)
                                                            -----------    -----------

Total stockholders' equity                                  $ 2,075,952    $ 2,084,260
                                                            ===========    ===========

   (See accompanying notes to the unaudited consolidated financial statements)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                     2000           1999
                                                                                  -----------    -----------
                                                                                       (In thousands)
Cash flows from operating activities:
Net income                                                                        $   190,229    $   156,627
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Provision for possible loan losses                                              24,519          5,902
       Depreciation and amortization of premises and equipment                         23,875         23,352
       Goodwill amortization                                                           59,372         59,740
       Accretion of discount on securities, net of premium amortization                (3,120)        (4,137)
       Net change in retained interests in securitizations                            (14,279)        (2,508)
       ESOP and stock plans expense                                                    12,174         15,544
       Gain on securities transactions                                                 (3,428)        (1,016)
       Net change in loans held for sale                                             (659,396)       353,029
       Net gain on sales of other real estate owned                                    (2,243)        (4,604)
       Capitalization of servicing assets                                             (69,760)       (48,298)
       Amortization of servicing assets                                                33,977         38,280
       Deferred income taxes                                                           72,332         20,515
       Increase in other assets                                                       (29,589)        (4,580)
       (Decrease) increase in other liabilities                                      (270,058)        (6,982)
       Other, net                                                                     (17,980)         9,046
                                                                                  -----------    -----------
          Net cash (used in) provided by operating activities                        (653,375)       609,910
                                                                                  -----------    -----------
Cash flows from investing activities:
    Principal repayments, net of loan originations                                    518,741       (267,940)
    Proceeds from sales of other real estate owned                                     11,913         15,936
    Purchases of securities available for sale                                     (1,478,642)    (1,760,107)
    Purchases of securities held to maturity                                             (421)            --
    Proceeds from maturities of securities available for sale                         590,800      1,891,220
    Proceeds from sales of securities available for sale                              526,030          1,016
    Principal repayments on securities                                                176,666        166,309
    Purchase of Federal Home Loan Bank stock                                           (4,493)       (91,791)
    Purchases of premises and equipment                                               (24,233)       (21,324)
                                                                                  -----------    -----------
       Net cash provided by (used in) investing activities                            316,361        (66,681)
                                                                                  -----------    -----------
Cash flows from financing activities:
    Net (withdrawals) deposits from depositors' accounts                             (253,063)       495,019
    Borrowing on notes payable                                                             --      3,230,845
    Payments on notes payable                                                              --     (3,792,468)
    Proceeds from Federal Home Loan Bank advances                                     625,000        675,000
    Payments on Federal Home Loan Bank advances                                      (450,000)            --
    Payments for cash dividends                                                       (67,821)       (59,996)
    Stock offering                                                                         --         47,351
    Exercise of stock options                                                           3,331         12,438
    Purchase of treasury stock                                                        (68,183)            --
    Retirement of long term debt                                                      (59,088)            --
    Securities sold under agreements to repurchase                                    150,039       (283,901)
    Net increase (decrease) in mortgagors' escrow                                      17,593         (8,712)
                                                                                  -----------    -----------
       Net cash (used in) provided by financing activities                           (102,192)       315,576
                                                                                  -----------    -----------
Net (decrease) increase in cash and cash equivalents                                 (439,206)       858,805
Cash and cash equivalents at beginning of period                                    1,232,302      1,088,372
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $   793,096    $ 1,947,177
                                                                                  ===========    ===========
Non-cash activities:
    Additions to other real estate owned, net                                     $   (11,734)   $    (5,874)
                                                                                  ===========    ===========
    Unsettled trades                                                              $      (357)   $        --
                                                                                  ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                    $    68,460    $   123,206
                                                                                  ===========    ===========
    Interest paid                                                                 $   394,196    $   356,524
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

When the Company securitizes manufactured housing loans and mortgages it may retain servicing rights and one or more retained interests. In addition, the Company may sell loans under recourse arrangements, which may be in the form of a corporate guarantee issued by GreenPoint Bank (the "Bank") and backed by a letter of credit or a credit default swap. In calculating the gain or loss on the sale, the Company allocates the cost basis of the loans sold between the assets sold, and the retained interests and servicing rights based on their relative fair values at the date of sale. The liabilities associated with these guarantees are reported as a component of other liabilities. A gain or loss is recognized as the difference between the cash proceeds from the sale and the allocated cost basis of the assets sold, less the estimated fair value of the corporate guarantee.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retained Interests in Securitizations

Retained interests in securitizations include interest-only strips, subordinated certificates and transferor interests, including overcollateralization accounts.

Retained interests in securitizations are amortized using the interest method. The Company classifies its retained interests in securitizations as available for sale and carries these securities at fair value. If a decline in fair value of retained interests is deemed to be other than temporary, the change in valuation is recognized in the consolidated statement of income and is classified as a change in valuation of retained interests. Unrealized gains and losses are reported, net of applicable taxes, in accumulated other comprehensive income, as a separate component of stockholders' equity.

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

The Company stratifies its servicing assets based on the risk characteristics of the underlying loan pools and the assets are evaluated for impairment based on the risk characteristics. A valuation allowance is recognized through a charge to current earnings for servicing assets that have an amortized balance in excess of the current fair value.

The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets.

2. Stock Incentive Plan

For the nine months ended September 30, 2000, the Company granted options to purchase 2,037,700 shares of the Company's common stock to certain officers, at an average exercise price of $21.37. These awards vest over two to three years on the anniversary dates of the awards.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Loans Receivable Held for Sale

The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

                                                          September 30,  December 31,
                                                               2000          1999
                                                           -----------   -----------
                                                               (In thousands)
Loans receivable held for sale:
    Residential mortgage loans                             $ 1,346,857   $   766,582
    Home equity lines of credit                                159,073        47,551
    Manufactured housing loans                                 185,446       265,772
    Manufactured housing land/home loans                       167,269       130,553
    Guaranteed student loans                                     2,104         2,450
    Deferred loan origination fees and unearned discount         6,727        (4,828)
                                                           -----------   -----------
       Loans receivable held for sale                      $ 1,867,476   $ 1,208,080
                                                           ===========   ===========

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Retained Interests in Securitizations and Servicing Assets

Securitizations

During the quarters ended September 30, 2000 and 1999, GreenPoint sold $680.0 million and $100.0 million of manufactured housing loans in securitization transactions for gains of $30.5 million and $4.7 million, respectively. GreenPoint receives annual servicing fees approximating 1.0% for manufactured housing loans and rights to future cash flows arising after the investors in the securitization trusts receive the return for which they are contracted.

During the quarters ended September 30, 2000 and 1999, GreenPoint sold $350.0 million and $270.8 million of home equity lines of credit and second mortgages in securitization transactions for gains of $9.7 million and $5.8 million, respectively. The draws on previously securitized home equity lines of credit and sales of additional mortgage loans into securitization trusts totaled $58.3 million and $13.8 million resulting in gains of $3.0 million and $1.5 million during the quarters ended September 30, 2000 and 1999, respectively. GreenPoint receives annual servicing fees approximating 0.5% of the principal balances for these mortgage loans and rights to future cash flows arising after the investors in the securitization trusts receive the return for which they are contracted.

Whole Loan Sales

During the quarters ended September 30, 2000 and 1999, GreenPoint sold as whole loans certain mortgage loans with principal balances of $2.2 billion and $2.1 billion, respectively, for pre-tax gains of $38.6 million and $37.0 million, respectively. GreenPoint retained servicing rights and provided limited recourse on some of the mortgage loans sold.

During the quarter ended September 30, 1999, GreenPoint sold as whole loans certain manufactured housing land/home loans with principal balances outstanding of $191.4 million for a gain of $8.9 million. GreenPoint retained servicing on those loans but did not retain any other interests in those loans.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities:

                                                      September 30, 2000
                                          ------------------------------------------
                                                                           Maximum
                                          Principal        Recourse        Recorded
                                           Balance         Exposure        Liability
                                          ----------      ----------      ----------
                                                        (In thousands)
Manufactured housing securitizations      $4,723,733      $  794,754      $   44,712
Manufactured housing sales                   337,973         337,973          10,279
Mortgage securitizations (1)               1,543,100          55,904              --
Mortgage sales (2)                         1,198,994       1,175,014           1,044

                                                       December 31, 1999
                                          ------------------------------------------
                                                           Maximum
                                          Principal        Recourse        Recorded
                                           Balance         Exposure        Liability
                                          ----------      ----------      ----------
                                                        (In thousands)
Manufactured housing securitizations      $2,982,043      $  442,547      $   21,566
Manufactured housing sales                   350,230         350,230          10,729
Mortgage securitizations (1)               1,142,573          20,924              --
Mortgage sales (2)                           468,184         458,820             292

(1) The net present value of expected cash outflows on the mortgage securitization recourse arrangements is reflected in the valuation of the mortgage retained interests.
(2) The recourse arrangements under the mortgage sale transactions represent a risk sharing arrangement in which GreenPoint has transferred the first 2% of losses to the purchaser.

At September 30, 2000, GreenPoint has provided representations and warranties on mortgage and manufactured housing loans with remaining principal balances of $5.8 billion and $338.0 million, respectively. GreenPoint has established a liability related to representations and warranties for mortgage loans of $6.6 million at September 30, 2000.

Change in Valuation of Retained Interests

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management's best estimate of the fair value of future cash flows associated with the retained interest. During the quarter ended September 30, 2000, GreenPoint recorded a $2.1 million charge to adjust its manufactured housing interest-only strip to fair value. The charge was primarily related to the effect of the increased loss severity assumption on one securitization transaction entered into in the year ended December 31, 1999.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On a quarterly basis, GreenPoint reviews the adequacy of the value of the recorded liability based on management's best estimate of the fair value of future cash flows associated with the corporate guarantee. During the quarter ended September 30, 2000, GreenPoint recorded an $18.4 million charge to adjust its corporate guarantee liability. The charge was primarily related to the effect of increased loss severity assumptions on all manufactured housing securitizations entered into prior to December 31, 1999.

Retained Interests in Securitizations

The portfolio of retained interests in securitizations is summarized as follows:

                                                  September 30, 2000
                                      ------------------------------------------
                                      Manufactured
                                        Housing       Mortgage (1)       Total
                                      ------------    ------------      --------
                                                    (In thousands)
Subordinated certificates               $     --        $  5,214        $  5,214
Interest-only strip                       36,698          55,904          92,602
Transferor interest (2)                       --          52,388          52,388
                                        --------        --------        --------
                                        $ 36,698        $113,506        $150,204
                                        ========        ========        ========

                                                  December 31, 1999
                                      ------------------------------------------
                                      Manufactured
                                        Housing       Mortgage (1)       Total
                                      ------------    ------------      --------
                                                    (In thousands)
Subordinated certificates               $ 40,441        $  5,111        $ 45,552
Interest-only strip                       12,229          20,924          33,153
Transferor interest (2)                       --          45,851          45,851
                                        --------        --------        --------
                                        $ 52,670        $ 71,886        $124,556
                                        ========        ========        ========

(1) Retained interests are from home equity, first and second mortgage securitizations.
(2)   Includes overcollateralization accounts.

The significant assumptions used in estimating the fair value of retained interests capitalized during the quarter ended September 30, 2000 and the assumptions used in estimating the fair value of the entire portfolio of retained interests at September 30, 2000 were as follows:

                                            Quarter Ended
                                          September 30, 2000         September 30, 2000
                                        -----------------------   -------------------------
                                        Manufactured              Manufactured
                                           Housing     Mortgage     Housing      Mortgage
                                        ------------   --------   ------------   --------
Weighted average prepayment rate (1)       12.3 %       45.1 %       12.7 %       42.6 %
Weighted average life (in years)            5.0          1.5          4.8          1.5
Weighted average default rate               3.0 %        0.5 %        3.2 %        0.8 %
Loss severity rate                         61.5 %      100.0 %       61.2 %      100.0 %
Asset cash flows discounted at             14.0 %       13.5 %       14.0 %       12.9 %
Liability cash flows discounted at          7.5 %         --          6.2 %         --

(1)   Excludes weighted average default rate.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Servicing Assets

On a quarterly basis, GreenPoint reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. For manufactured housing loans, the predominant risk characteristics are loan type and interest rate type. For mortgage loans, the predominant risk characteristics are loan type and interest rate. At September 30, 2000 and December 31, 1999, there were no valuation allowances on any of the servicing rights risk strata.

Servicing assets relating to the entire servicing portfolio are summarized as follows:

                                               September 30,       December 31,
                                                   2000                1999
                                               -------------       ------------
                                                        (In thousands)
Manufactured housing                             $139,958            $126,325
Mortgage                                           76,454              54,304
                                                 --------            --------
                                                 $216,412            $180,629
                                                 ========            ========

During the quarter ended September 30, 2000, GreenPoint capitalized servicing rights of $13.2 million and $13.4 million for mortgage and manufactured housing loans, respectively. The significant assumptions used in estimating the fair value of the servicing assets capitalized during the quarter ended September 30, 2000 and the assumptions used in estimating the fair value of the entire servicing asset portfolio at September 30, 2000 were as follows:

                                                             Quarter Ended
                                                          September 30, 2000                     September 30, 2000
                                                 -------------------------------------  -------------------------------------
                                                   Manufactured                           Manufactured
                                                     Housing            Mortgage             Housing            Mortgage
                                                 -----------------  ------------------  ------------------  -----------------
Weighted average prepayment rate (1)                      12.3 %              31.6 %             12.7 %              19.0 %
Weighted average life (in years)                           5.0                 3.7                4.4                 5.3
Weighted average default rate                              3.0 %               1.4 %              3.7 %               3.7 %
Cash flows discounted at                                  14.0 %              10.1 %             14.0 %               9.8 %

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

                                                               Quarter Ended September 30, 2000
                                      ---------------------------------------------------------------------------------------------
                                                                    Manufactured       Segment                         Consolidated
                                        Mortgage       Consumer       Housing          Totals        Other (1)            Totals
                                      ------------   ------------   ------------    ------------    ------------       ------------
                                                                         (In thousands)
Net interest income                   $     58,941   $     59,821   $     11,626    $    130,388    $     12,239       $    142,627
Income from fees and
   commissions                               1,048          9,949          3,089          14,086             (98)            13,988
Loan servicing fees                          5,625             --         28,102          33,727              --             33,727
Net gain on sales of loans                  51,321              2         30,539          81,862              --             81,862
Change in valuation of
   retained interests                           --             --        (20,510)        (20,510)             --            (20,510)
Depreciation and amortization                3,489         12,310          9,227          25,026           2,328             27,354
Segment income (loss) before
   taxes                                    83,568         36,234         (4,187)        115,615          (3,925)           111,690
Other significant non-cash
   items:
   ESOP and stock plans expense              1,741            997          1,712           4,450             468              4,918
Total assets                          $  9,954,721   $ 11,773,420   $  1,574,447    $ 23,302,588    $ (7,977,363)(2)   $ 15,325,225

                                                                Quarter Ended September 30, 1999
                                      ---------------------------------------------------------------------------------------------
                                                                    Manufactured       Segment                         Consolidated
                                        Mortgage       Consumer       Housing          Totals        Other (1)            Totals
                                      ------------   ------------   ------------    ------------    ------------       ------------
                                                                         (In thousands)
Net interest income                   $     64,438   $     52,204   $      7,079    $    123,721    $     15,565       $    139,286
Income from fees and
   commissions                               3,521          8,123          1,657          13,301            (237)            13,064
Loan servicing fees                          6,264             --         17,707          23,971              --             23,971
Net gain on sales of loans                  44,225             10         13,584          57,819              --             57,819
Change in valuation of
   retained interests                           --             --             --              --              --                 --
Depreciation and amortization                4,036         12,395          8,959          25,390           2,845             28,235
Segment income (loss) before
   taxes                                    75,948         27,924         (3,142)        100,730           2,538            103,268
Other significant non-cash
   items:
   ESOP and stock plans expense              1,059          1,203          1,804           4,066             747              4,813
Total assets                          $  9,822,877   $ 12,182,745   $  1,770,748    $ 23,776,370    $ (8,291,154)(2)   $ 15,485,216

(1)   Represents unallocated corporate amounts.
(2) For the purpose of internal management reporting, the Company records intersegment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Intersegment assets and liabilities eliminated for consolidation purposes were $8.0 billion and $8.3 billion for the quarters ended September 30, 2000 and 1999, respectively. Net interest income corresponding to the assumed funds transfers is allocated accordingly.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                Nine Months Ended September 30, 2000
                                      ---------------------------------------------------------------------------------------------
                                                                    Manufactured       Segment                         Consolidated
                                        Mortgage       Consumer       Housing          Totals        Other (1)            Totals
                                      ------------   ------------   ------------    ------------    ------------       ------------
                                                                         (In thousands)
Net interest income                   $    177,485   $    175,913   $     33,506    $    386,904    $     45,601       $    432,505
Income from fees and
   commissions                                 995         28,873          7,367          37,235             922             38,157
Loan servicing fees                         15,681             --         86,328         102,009              --            102,009
Net gain on sales of loans                 118,602             38         70,896         189,536              --            189,536
Change in valuation of
   retained interests                           --             --        (39,631)        (39,631)             --            (39,631)
Depreciation and amortization               11,131         37,094         27,198          75,423           7,824             83,247
Segment income (loss) before
   taxes                                   221,318        105,218            567         327,103          (8,419)           318,684
Other significant non-cash
   items:
   ESOP and stock plans expense              5,227          3,017          5,227          13,471          (1,297)            12,174
Total assets                          $  9,954,721   $ 11,773,420   $  1,574,447    $ 23,302,588    $ (7,977,363)(2)   $ 15,325,225

                                                               Nine Months Ended September 30, 1999
                                      ---------------------------------------------------------------------------------------------
                                                                    Manufactured       Segment                         Consolidated
                                        Mortgage       Consumer       Housing          Totals        Other (1)            Totals
                                      ------------   ------------   ------------    ------------    ------------       ------------
                                                                         (In thousands)
Net interest income                   $    198,615   $    153,830   $     19,917    $    372,362    $     30,352       $    402,714
Income from fees and
   commissions                               5,126         22,664          5,342          33,132             437             33,569
Loan servicing fees                         12,979             --         60,459          73,438              --             73,438
Net gain on sales of loans                 121,806             62         53,439         175,307              --            175,307
Change in valuation of
   retained interests                           --             --             --              --              --                 --
Depreciation and amortization               10,682         37,079         26,930          74,691           8,401             83,092
Segment income (loss) before
   taxes                                   208,372         79,662         18,594         306,628         (34,434)           272,194
Other significant non-cash
   items:
   ESOP and stock plans expense              3,387          3,575          5,855          12,817           2,727             15,544
Total assets                          $  9,822,877   $ 12,182,745   $  1,770,748    $ 23,776,370    $ (8,291,154)(2)   $ 15,485,216

(1)   Represents unallocated corporate amounts.
(2) For the purpose of internal management reporting, the Company records intersegment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Intersegment assets and liabilities eliminated for consolidation purposes were $8.0 billion and $8.3 billion for the nine months ended September 30, 2000 and 1999, respectively. Net interest income corresponding to the assumed funds transfers is allocated accordingly.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Impact of Recent Accounting Pronouncements

On June 15, 1998, The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities ("SFAS 133"), subsequently amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No.
133). As amended, SFAS 133 is effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current earnings or comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company is currently determining the impact of recent Derivative Implementation Group and FASB rulings relating to the proper accounting for mortgage and manufactured housing pipeline loans under SFAS 133. As a result, management is in the process of assessing the impact of the adoption of SFAS 133 on the Company's earnings and financial position.

On September 29, 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125 ("SFAS 140"). This statement revises the standards of accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125 and requires certain additional disclosures, but carries over most of SFAS 125's provisions without reconsideration. SFAS 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Disclosures about securitization and collateral accepted need not be reported for periods ending before December 15, 2000, for comparative financial statement presentations. SFAS 140 is to be applied prospectively with certain exceptions. Management of the Company anticipates that the adoption of SFAS 140 will not have a significant effect on the Company's earnings or financial position.

7. Stock Repurchase Program

In March 2000, the Company's Board of Directors authorized a new share repurchase program of up to 5%, or approximately 5.2 million, of its outstanding shares. The repurchase will be at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

As of September 30, 2000, the Company repurchased 3,174,500 shares under this program, at a cost of approximately $68.2 million. The repurchased shares are being held in treasury.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Restructuring Reserve and Non-recurring Personnel Expense

For the quarter ended September 30, 2000, the Company recorded a restructuring charge of $4.9 million relating to estimated severance expense and the cost of exiting certain facilities, primarily at GreenPoint Credit. The restructuring initiatives include expenses associated with aligning the size and organization of GreenPoint Credit with lower originations expected as a result of lower industry volume and more selective underwriting. The number of regional offices was reduced to 25 from 45, and the workforce was cut by approximately 25%.

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

9. Subsequent Event

On October 4, 2000, the Bank issued $150 million of 9.25% Subordinated Bank Notes (the "Notes") under an existing bank note program filed with the Securities and Exchange Commission in 1997. The Notes are due October 1, 2010. The Notes were priced at 99.822% to yield 9.278% to maturity. Interest is payable semiannually on April 1 and October 1 commencing April 1, 2001. Net proceeds to the Bank of $148.8 million will be used for general corporate and banking purposes in the ordinary course of its business. The Notes qualify as Tier 2 or supplemental capital of the Bank under capital guidelines established by the FDIC, subject to applicable limitations.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                                                             Quarter Ended
                                                   -------------------------------------------------------------------
                                                     Sept. 30,    June 30,      Mar. 31,      Dec. 31,     Sept. 30,
                                                       2000         2000          2000          1999          1999
                                                   -----------   -----------   -----------   -----------   -----------
Performance Ratios (Annualized)
   Core cash earnings return on
     average assets (1)                                 2.45 %        2.28 %        2.14 %        2.16 %        2.28 %
   Core cash earnings return on
     average equity (1)                                18.62         17.74         16.33         16.34         16.98
   Core cash earnings return on
     tangible equity (1)                               33.08         31.96         30.14         30.47         32.04
   Core return on average assets (1)                    1.81          1.68          1.53          1.53          1.63
   Core return on average equity (1)                   13.79         13.03         11.63         11.57         12.12
   Net interest margin                                  4.17          4.19          4.21          4.02          4.13
   Net interest spread during
     period                                             3.71          3.77          3.80          3.63          3.75
   Operating expense to average assets (2)              2.81          2.75          2.76          2.71          2.90
   Efficiency ratio (3)                                 42.8          44.2          45.4          45.2          47.0
   Average interest-earning assets
     to average interest-bearing
     liabilities                                        1.10 x        1.10 x        1.10 x        1.09 x        1.10 x

Regulatory Capital Ratios:
Company:
   Leverage capital                                     9.55 %        9.14 %        9.17 %        8.73 %        9.36 %
   Risk-based capital:
     Tier I                                             9.69          9.61         10.29         10.62         12.44
     Total                                             10.48         10.42         11.18         11.58         13.50
Bank:
   Leverage capital                                     9.49          8.91          9.09          8.41          8.26
   Risk-based capital:
     Tier I                                             9.63          9.35         10.19         10.22         10.92
     Total                                             10.42         10.16         11.08         11.17         11.97

Per Share Data:
   Core cash earnings (1)*                         $    1.04   $      0.97   $      0.88   $      0.87   $      0.88
   Common book value**                                 22.91         22.38         21.87         21.40         21.26
   Tangible common book value**                        13.17         12.46         11.88         11.26         11.45

   Shares used in calculations - (In thousands):
   *  Average                                         91,061        91,612        92,479        94,960        98,112
   ** Period - end                                    90,596        90,936        92,310        92,830        98,035
      Total                                          101,351       102,294       103,832       104,203       109,469

Asset Quality Ratios:
   Non-performing loans to total
     loans held for investment                          2.21 %        2.21 %        2.16 %        2.36 %        2.43 %
   Non-performing assets to total
     assets                                             1.32          1.32          1.39          1.47          1.55

Allowance for possible loan losses
to:
   Non-performing loans                                58.31         57.28         56.40         51.47         48.13
   Total loans held for investment                      1.29          1.27          1.22          1.21          1.17

Earnings to combined fixed charges
   and preferred stock dividends (4):
   Excluding interest on deposits                      13.55 x       12.46 x       11.11 x       10.76 x       11.33 x
   Including interest on deposits                       1.80 x        1.80 x        1.73 x        1.73 x        1.78 x

                                                       Nine Months Ended
                                                   -------------------------
                                                    Sept. 30,     Sept. 30,
                                                      2000           1999
                                                   -----------   -----------
Performance Ratios (Annualized)
   Core cash earnings return on
     average assets (1)                                2.29 %        2.27 %
   Core cash earnings return on
     average equity (1)                               17.57         16.99
   Core cash earnings return on
     tangible equity (1)                              31.75         33.45
   Core return on average assets (1)                   1.67          1.60
   Core return on average equity (1)                  12.82         11.96
   Net interest margin                                 4.19          4.02
   Net interest spread during
     period                                            3.76          3.67
   Operating expense to average assets (2)             2.77          2.89
   Efficiency ratio (3)                                44.1          47.2
   Average interest-earning assets
     to average interest-bearing
     liabilities                                       1.10 x        1.09 x

Regulatory Capital Ratios:
Company:
   Leverage capital
   Risk-based capital:
     Tier I
     Total
Bank:
   Leverage capital
   Risk-based capital:
     Tier I
     Total

Per Share Data:
   Core cash earnings (1)*                         $      2.89   $      2.61
   Common book value**                                     N/A           N/A
   Tangible common book value**                            N/A           N/A

   Shares used in calculations - (In thousands):
   *  Average                                           91,715        97,564
   ** Period - end                                          --            --
      Total                                                 --            --

Asset Quality Ratios:
   Non-performing loans to total
     loans held for investment
   Non-performing assets to total
     assets

Allowance for possible loan losses
to:
   Non-performing loans
   Total loans held for investment

Earnings to combined fixed charges
   and preferred stock dividends (4):
   Excluding interest on deposits                        12.34 x       10.10 x
   Including interest on deposits                         1.78 x        1.71 x

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are based on management's current expectations. These forward-looking statements include information concerning possible or assumed future results of operations and business plans, including those relating to earnings growth (on both a GAAP and cash basis); revenue growth; origination volume in both the Company's mortgage and manufactured housing finance businesses; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions and related integration activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels in the Company's mortgage and manufactured housing finance businesses; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which could adversely affect the ability of the Company to sell or securitize mortgage and manufactured housing originations on a timely basis or at prices which are acceptable to the Company; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

2. Operating Results

The third quarter's results include the following:

o Net income was $67.0 million, an increase of 9% over the third quarter of 1999. Net income per diluted share was $0.74 for the quarter, an increase of 17% over the third quarter of 1999.

o Core cash earnings were $94.5 million, an increase of 9% over the third quarter of 1999. Core cash earnings per diluted share were $1.04, an increase of 18% over the same quarter a year ago.

o A $4.9 million restructuring charge at GreenPoint Credit aligning the size and organization of GreenPoint Credit with lower expected originations.

o Total loan originations for the third quarter of 2000 were $3.4 billion, an increase of 7% from the third quarter of 1999, and an increase of 2% compared to the prior quarter. Mortgage originations for the same period were $2.9 billion, an increase of 21% from the third quarter of 1999, and an increase of 10% from the second quarter of 2000. Manufactured housing loan originations were $491 million, a decrease of 27% from the second quarter of 2000 and 36% from a year ago.

o GPC recorded a gain of $30.5 million from a securitization of $680.0 million of fixed and variable rate manufactured housing loans.

o GPM sold certain whole loan mortgages of $2.2 billion, recording a gain of $38.6 million. GPM also sold $350.0 million of home equity lines of credit and second mortgages in one securitization transaction for a gain of $9.7 million. Draws on previously securitized home equity lines of credit totaling $58.3 million resulted in a gain of $3.0 million.

o A $20.5 million charge was recorded in connection with the valuation of retained interests in manufactured housing securitizations due to trends in loss severity during the quarter.

o Asset quality in the mortgage loan portfolio improved further over 1999. Non-performing loans decreased 12% to $193.8 million, and total non-performing assets decreased 11% to $202.8 million at September 30, 2000.

The September 30, 1999 year to date results include the recognition of non-recurring expenses of $27.6 million related to the acquisition of Headlands Mortgage Company ("Headlands") and include a one-time restructuring charge related to severance.

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

                                                                      Quarter Ended                           Nine Months Ended
                                                       -------------------------------------------        --------------------------
                                                       Sept. 30,        June 30,         Sept. 30,        Sept. 30,        Sept. 30,
                                                         2000             2000             1999             2000             1999
                                                       --------         --------         --------         --------         --------
                                                                          (In thousands, except per share amounts)
Net income                                             $ 67,014         $ 65,344         $ 61,703         $190,229         $156,627
Non-recurring items, net of tax (1)                       2,951               --               --            2,951           22,503
                                                       --------         --------         --------         --------         --------
Core net income                                          69,965           65,344           61,703          193,180          179,130
Add back:
   Goodwill amortization                                 19,587           19,893           19,892           59,372           59,740
   Employee Stock Ownership and stock
     plans expense                                        4,918            3,740            4,813           12,174           15,544

                                                       --------         --------         --------         --------         --------
Core cash earnings                                     $ 94,470         $ 88,977         $ 86,408         $264,726         $254,414
                                                       ========         ========         ========         ========         ========

Core cash earnings per share (2)                       $   1.04         $   0.97         $   0.88         $   2.89         $   2.61
                                                       ========         ========         ========         ========         ========

(1) Non-recurring items include Headlands acquisition expense and restructuring charges.
(2) Based on the weighted average shares used to calculate diluted earnings per share.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Net Interest Income

Net interest income on a tax-equivalent basis increased by $4.9 million, or 3%, for the third quarter of 2000, and by $33.5 million, or 8%, in the first nine months of 2000, versus the comparable periods in 1999. The improvement in both periods was due to an increase in interest earning assets, a change in the mix of those assets and an increase in the net interest margin from 4.13% to 4.17% in the quarterly comparison and 4.02% to 4.19% in the nine months.

Average earning assets increased by $346.7 million and $542.9 million in the quarter and nine months ended September 30, 2000, respectively. Growth in loans held for sale, due to higher origination volume, and investment securities, including money market, more than offset declines in loans held for investment. The shift in the composition of average earning assets, and the general rise in the level of market rates combined to increase the yield on average earning assets by 45 and 46 basis points compared with the year ago quarter and nine month period.

The cost of interest-bearing liabilities rose by 49 and 37 basis points, respectively, reflecting higher rates for both deposits and other borrowings. The net interest margin for both the quarter and nine months benefited from higher net free funds when compared with the corresponding 1999 periods.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the quarters ended September 30, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

                                                                             Quarter Ended
                                          ------------------------------------------------------------------------------------
                                                     September 30, 2000                         September 30, 1999
                                          -----------------------------------------  -----------------------------------------
                                                                          Average                                    Average
                                             Average                       Yield/       Average                       Yield/
                                             Balance         Interest       Cost        Balance         Interest       Cost
                                          ---------------  -------------  ---------  ---------------  -------------  ---------
                                                       (Taxable-equivalent interest and rates, in thousands) (1)
Assets:
Interest-earning assets:
   Mortgage loans held for investment (2)  $   8,218,953    $   178,549     8.69 %    $   9,093,129    $   194,171    8.54 %
   Other loans (2)                               604,698         14,995     9.92            407,178          9,795    9.62
   Loans held for sale                         2,191,963         50,838     9.28          1,813,161         38,847    8.57
   Trading assets                                     --             --       --             19,735            277    5.57
   Money market investments (3)                  254,765          4,249     6.63            962,622         12,605    5.20
   Securities (4)                              2,286,561         41,076     7.18          1,139,487         18,234    6.38
   Other interest-earning assets                 455,915         10,966     9.57            230,814          3,919    6.74
                                          ---------------  -------------             ---------------  -------------
     Total interest-earning assets            14,012,855        300,673     8.58         13,666,126        277,848    8.13
                                                           -------------                              -------------
Non-interest earning assets (5)                1,408,490                                  1,502,302
                                          ---------------                            ---------------
     Total assets                          $  15,421,345                              $  15,168,428
                                          ===============                            ===============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings                                 $   1,272,553          6,750     2.11      $   1,452,803          8,064    2.20
   N.O.W.                                        280,356            692     0.98            304,187            750    0.98
   Money market and variable rate savings      2,410,892         20,696     3.42          2,449,190         20,409    3.31
   Term certificates of deposit                7,098,118        100,980     5.66          7,158,035         91,964    5.10
   Mortgagors' escrow                            110,949            482     1.73            113,382            426    1.49
   Trading liabilities                             6,787             99     5.80              8,431            111    5.22
   Notes payable and other borrowings            986,708         15,889     6.38            375,616          5,003    5.27
   Securities sold under
    agreements to repurchase                     179,571          2,691     5.86            216,055          2,798    5.14
   Long term debt                                150,536          2,631     6.99            199,890          3,468    6.94
   Guaranteed preferred beneficial
    interest in Company's junior
    subordinated debentures                      199,746          4,575     9.16            199,736          4,574    9.16
                                          ---------------  -------------             ---------------  -------------
     Total interest-bearing liabilities       12,696,216        155,485     4.87         12,477,325        137,567    4.38
                                                           -------------                              -------------
Other liabilities (6)                            695,666                                    655,202
                                          ---------------                            ---------------
     Total liabilities                        13,391,882                                 13,132,527
Stockholders' equity                           2,029,463                                  2,035,901
                                          ---------------                            ---------------
     Total liabilities and stockholders'
       equity                             $   15,421,345                              $  15,168,428
                                          ===============                            ===============

Net interest income/interest rate spread
(7)                                                         $   145,188     3.71 %                     $   140,281    3.75 %
                                                           =============  =========                   =============  =========
Net interest-earning assets/net interest
   margin (8)                              $   1,316,639                    4.17 %    $   1,188,801                   4.13 %
                                          ===============                 =========  ===============                 =========
Ratio of interest-earning assets to
   interest-earning liabilities                   1.10 x                                     1.10 x
                                          ===============                            ===============

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

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the nine months ended September 30, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

                                                                           Nine Months Ended
                                          ------------------------------------------------------------------------------------
                                                     September 30, 2000                         September 30, 1999
                                          -----------------------------------------  -----------------------------------------
                                                                          Average                                    Average
                                             Average                       Yield/       Average                       Yield/
                                             Balance         Interest       Cost        Balance         Interest       Cost
                                          ---------------  -------------  ---------  ---------------  -------------  ---------
                                                       (Taxable-equivalent interest and rates, in thousands) (1)
Assets:
Interest-earning assets:
   Mortgage loans held for investment (2)  $   8,446,885    $   549,443     8.67 %    $   9,179,966    $   586,299    8.52 %
   Other loans (2)                               620,275         46,798    10.06            214,286         14,483    9.01
   Loans held for sale                         1,846,674        125,498     9.06          1,621,427        105,680    8.69
   Money market investments (3)                  473,586         22,102     6.23            853,548         31,955    5.01
   Securities (4)                              2,192,177        117,619     7.15          1,217,132         55,942    6.13
   Trading assets                                     --             --       --              7,099            295    5.54
   Other interest-earning assets                 390,789         31,609    10.80            334,062         17,084    6.84
                                          ---------------  -------------             ---------------  -------------
     Total interest-earning assets            13,970,386        893,069     8.52         13,427,520        811,738    8.06
                                                           -------------                              -------------
Non-interest earning assets (5)                1,419,884                                  1,537,599
                                          ---------------                            ---------------
     Total assets                          $  15,390,270                              $  14,965,119
                                          ===============                            ===============

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Savings                                 $   1,319,295         21,011     2.13      $   1,492,848         24,598    2.20
   N.O.W.                                        290,021          2,133     0.98            313,072          2,290    0.98
   Money market and variable rate savings      2,425,116         61,315     3.38          2,406,040         59,257    3.29
   Term certificates of deposit                7,113,028        293,823     5.52          7,016,344        268,713    5.12
   Mortgagors' escrow                            109,809          1,380     1.68            117,689          1,186    1.35
   Trading liabilities                             4,805            212     5.89              3,569            144    5.39
   Notes payable and other borrowings            850,045         40,935     6.39            342,902         13,109    5.05
   Securities sold under
    agreements to repurchase                     223,717          9,830     5.77            255,575         12,448    6.51
   Long term debt                                179,834          9,385     6.96            199,881         10,404    6.94
   Guaranteed preferred beneficial
    interest in Company's junior
    subordinated debentures                      199,744         13,725     9.16            199,734         13,723    9.16
                                          ---------------  -------------             ---------------  -------------
     Total interest-bearing liabilities       12,715,414        453,749     4.76         12,347,654        405,872    4.39
                                                           -------------                              -------------
Other liabilities (6)                            666,071                                    620,830
                                          ---------------                            ---------------
     Total liabilities                        13,381,485                                 12,968,484
Stockholders' equity                           2,008,785                                  1,996,635
                                          ---------------                            ---------------
     Total liabilities and stockholders'
       equity                             $   15,390,270                              $  14,965,119
                                          ===============                            ===============

Net interest income/interest rate
 spread (7)                                                 $   439,320     3.76 %                     $   405,866    3.67 %
                                                           =============  =========                   =============  =========
Net interest-earning assets/net interest
   margin (8)                              $   1,254,972                    4.19 %    $   1,079,866                   4.02 %
                                          ===============                 =========  ===============                 =========
Ratio of interest-earning assets to
   interest-earning liabilities                   1.10 x                                     1.09 x
                                          ===============                            ===============

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

                                        Quarter Ended September 30, 2000         Nine Months Ended September 30, 2000
                                                   Compared to                               Compared to
                                        Quarter Ended September 30, 1999         Nine Months Ended September 30, 1999
                                               Increase/(Decrease)                       Increase/(Decrease)
                                     -----------------------------------------------------------------------------------
                                              Due to                                     Due to
                                     --------------------------                ---------------------------
                                       Average       Average         Net         Average       Average          Net
                                       Volume         Rate         Change        Volume          Rate         Change
                                     ------------  ------------  ------------  ------------  -------------  ------------
                                                                       (In thousands)
Interest-earning assets:
   Mortgage loans held for
    investment (1)                   $   (18,941)  $     3,319    $  (15,622)   $  (47,523)   $    10,667   $   (36,856)
   Other loans (1)                         4,889           311         5,200        30,446          1,869        32,315
   Loans held for sale                     8,596         3,395        11,991        15,161          4,657        19,818
   Money market investments (2)          (11,118)        2,762        (8,356)      (16,482)         6,629        (9,853)
   Securities                             20,362         2,480        22,842        51,019         10,658        61,677
   Trading assets                           (277)           --          (277)         (295)            --          (295)
   Other interest-earning assets           4,936         2,111         7,047         3,282         11,243        14,525
                                     ------------  ------------  ------------  ------------  -------------  ------------
     Total interest earned on assets       8,447        14,378        22,825        35,608         45,723        81,331
                                     ------------  ------------  ------------  ------------  -------------  ------------

Interest-bearing liabilities:
   Savings                                  (968)         (346)       (1,314)       (2,785)          (802)       (3,587)
   N.O.W.                                    (59)            1           (58)         (170)            13          (157)
   Money market and variable rate
    savings                                 (322)          609           287           473          1,585         2,058
   Term certificate of deposit              (776)        9,792         9,016         3,746         21,364        25,110
   Mortgagors' escrow                         (9)           65            56           (83)           277           194
   Trading liabilities                       (23)           11           (12)           54             14            68
   Notes payable and other
    borrowings                             9,646         1,240        10,886        23,670          4,156        27,826
   Securities sold under agreements
    to repurchase                           (511)          404          (107)       (1,467)        (1,151)       (2,618)
   Long term debt                           (863)           26          (837)       (1,046)            27        (1,019)
   Guaranteed preferred beneficial
    interest in Company's junior
    subordinated debentures                   --             1             1             1              1             2
                                     ------------  ------------  ------------  ------------  -------------  ------------
     Total interest paid on
       liabilities                         6,115        11,803        17,918        22,393         25,484        47,877
                                     ------------  ------------  ------------  ------------  -------------  ------------

Net change in net interest income    $     2,332   $     2,575    $    4,907    $   13,215    $    20,239   $    33,454
                                     ============  ============  ============  ============  =============  ============

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

Provision for Possible Loan Losses

The provision for loan losses was $9.1 million for the third quarter of 2000 and $24.5 million for the first nine months of 2000, up from $1.4 million and $5.9 million, respectively, for the comparable 1999 periods. The increase is primarily attributable to charge-offs on the $604 million of manufactured housing loans that were retained during the third quarter of 1999. Charge-offs for the quarter and nine months ended September 30, 2000 on the residential mortgage portfolio were essentially unchanged versus a year ago. The provision equaled net charge-offs for all periods.

Non-Interest Income

The following table summarizes the components of non-interest income:

                                                                         Quarter Ended                     Nine Months Ended
                                                                          September 30,                       September 30,
                                                                  ----------------------------          ----------------------------
                                                                    2000               1999               2000               1999
                                                                  ---------          ---------          ---------          ---------
                                                                                            (In thousands)
Income from fees and commissions:
    Loan servicing fees                                           $  33,727          $  23,971          $ 102,009          $  73,438
    Banking services fees and commissions                             9,767              8,123             28,311             22,671
    Other                                                             4,221              4,941              9,846             10,898
                                                                  ---------          ---------          ---------          ---------
       Total income from fees and commissions                        47,715             37,035            140,166            107,007
Net gain on sales of mortgage loans                                  51,323             44,235            118,640            121,868
Net gain on sales of manufactured housing assets                     30,539             13,584             70,896             53,439
Net gain (loss) on sale of securities                                 1,587                 (2)             3,428              1,016
Change in valuation of retained interests                           (20,510)                --            (39,631)                --
                                                                  ---------          ---------          ---------          ---------
    Total non-interest income                                     $ 110,654          $  94,852          $ 293,499          $ 283,330
                                                                  =========          =========          =========          =========

Non-interest income was $110.7 million in the third quarter, up from $94.9 million in the comparable quarter a year ago and was $293.5 million for the nine months ended September 30, 2000, up from $283.3 million in the same period a year ago. The results for both the quarter and year to date periods reflect higher gain on sale of loans and an adjustment to the valuation of retained interests, both of which are described in further detail in the following narrative.

Income from fees and commissions was $47.7 million in the third quarter, up from $37.0 million in the comparable quarter a year ago due to higher loan servicing fees resulting from the large manufactured housing servicing portfolio. For the nine months ended September 30, 2000, fee and commission income increased $33 million due to higher servicing fees and an increase in banking services fees and commissions.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Non-Interest Income (continued)

Gain on sale of loans:

The following table is a summary of loans sold and average margins for the reported periods:

                                                          Quarter Ended                          Nine Months Ended
                                                          September 30,                            September 30,
                                               -------------------------------------    -------------------------------------
                                                     2000                1999                 2000               1999
                                               ------------------  -----------------    -----------------  ------------------
                                                                              (In thousands)
Loans Sold and Average Margins:
   Whole loan - Mortgage:
     Sales                                      $   2,161,416      $    2,134,821       $    5,087,640      $   6,702,497
     Gain on sale                               $      38,590      $       36,990       $       92,163      $     114,391
     Average margin                                      1.79 %              1.73 %               1.81 %             1.71 %

   Whole loan - Manufactured Housing:
     Sales                                                ---      $      191,413                  ---      $     191,413
     Gain on sale                                         ---      $        8,887                  ---      $       8,887
     Average margin                                       ---                4.64 %                ---               4.64 %

   Securitizations - Mortgage:
     Sales                                      $     408,270      $      284,632       $      856,526      $     400,419
     Gain on sale                               $      12,733      $        7,245       $       26,477      $       7,477
     Average margin                                      3.12 %              2.55 %               3.09 %             1.87 %

   Securitizations - Manufactured Housing:
     Sales                                      $     680,000      $       99,985       $    1,989,263      $   1,730,985
     Gain on sale                               $      30,539      $        4,697       $       70,896      $      44,552
     Average margin                                      4.49 %              4.70 %               3.56 %             2.57 %

Gain on sale of mortgage loans increased for the quarter, principally due to a higher volume of loans sold along with better market pricing. Gain on sale of mortgage loans for the nine month period was down $3.2 million versus a year ago, principally due to lower origination volume during the first six months of 2000, as a result of the higher interest rate environment. The increase in gain on sale of manufactured housing assets for the quarter and nine months ended September 30, 2000, was attributable to a higher volume of loans sold, a more efficient funding structure and an improved credit profile in the third quarter securitization.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Non-Interest Income (continued)

Valuation of retained interests:

The change in valuation of retained interests was $20.5 million for the quarter ended September 30, 2000 and $39.6 million for the nine months ended September 30, 2000. There was no valuation adjustment in either of the corresponding 1999 periods. The valuation represents management's best estimate of the current value of future cash flows associated with retained interests.

In the third quarter of 2000, the ongoing inventory correction in the manufactured housing industry placed further pressure on prices of new and used units, leading to lower recoveries on repossessed units. Accordingly, assumptions for loss severity were increased on all securitizations completed through the end of 1999. The increased severity assumptions allow for additional weakening of recoveries over the next several months.

For the nine month period, the change in valuation of retained interests of $39.6 million was a result of the change in severity assumptions discussed in the previous paragraph along with changes in the interest rate environment that occurred during the second quarter of 2000. Of the total second quarter adjustment of $15.8 million, $11.1 million was related to the effect of interest rate changes on variable rate securitizations and $4.7 million was the result of changes in loss severity assumptions.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Non-Interest Expense

The following is a summary of the components of non-interest expense:

                                                                          Quarter Ended                     Nine Months Ended
                                                                           September 30,                       September 30,
                                                                    ---------------------------         ---------------------------
                                                                      2000              1999              2000              1999
                                                                    ---------         ---------         ---------         ---------
                                                                                             (In thousands)
Salaries and benefits                                               $  53,877         $  53,230         $ 157,691         $ 157,374

Employee Stock Ownership and stock plans expense                        4,918             4,813            12,174            15,544
Net expense of premises and equipment                                  19,150            19,501            59,000            56,407
Advertising                                                             2,219             1,607             4,772             5,662
Federal deposit insurance premiums                                        596               681             1,829             1,990
Other administrative expenses                                          27,548            28,267            84,507            81,317
Other real estate owned operating income, net                            (307)             (444)           (1,462)           (3,316)
Goodwill amortization                                                  19,587            19,892            59,372            59,740
Charitable and educational foundation                                      --             1,875                --             5,625
                                                                    ---------         ---------         ---------         ---------
    Total non-interest expense before non-recurring
       expenses                                                       127,588           129,422           377,883           380,343
Headlands acquisition expense                                              --                --                --            21,605
Restructuring charge and non-recurring personnel
    expense                                                             4,918                --             4,918             6,000
                                                                    ---------         ---------         ---------         ---------
    Total non-interest expense                                      $ 132,506         $ 129,422         $ 382,801         $ 407,948
                                                                    =========         =========         =========         =========

Total non-interest expense was $132.5 million for the third quarter, an increase of 2% over the same period a year ago. The quarter and nine months ended September 30, 2000 included a $4.9 million restructuring charge and the nine months ended September 30, 1999 included non-recurring expenses of $27.6 million relating to the acquisition of Headlands. Excluding the non-recurring charges, non-interest expense was essentially unchanged for both the quarter and year to date periods, reflecting the Company's continued emphasis on tight expense controls.

The non-recurring expenses for the quarter and nine months ended September 30, 2000 relate to a restructuring charge associated with aligning the size and organization of GreenPoint Credit with lower industry volume and more selective underwriting. The charges incurred include $2.6 million in severance expense for reducing the workforce by 400 and $2.3 million in premises and equipment expenses as a result of condensing the number of regional offices from 45 to 25.

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

Income Tax Expense

Total income tax expense increased $3.1 million, or 7%, to $44.7 million for the third quarter of 2000 and by $12.9 million, or 11%, to $128.5 million in the first nine months of 2000. The effective tax rate declined from 40.25% in the 1999 quarter to 40% in the 2000 quarter and from 42.5% to 40.3% in the comparable nine month periods. The relatively high effective tax rate reported in 1999 was due to non-recurring charges, which included expenses of approximately $14.1 million for which no tax benefit was recognized.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

                                                      Quarter Ended                 Nine Months Ended
                                                      September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   2000           1999             2000           1999
                                               -------------  -------------    -------------  -------------
                                                                      (In millions)
Comparative Loan Volumes
   Mortgage:
     Total applications received                $     6,189    $     4,427      $    16,360    $    15,614
                                               =============  =============    =============  =============

     Total loans originated:
       Specialty products (1)                   $     1,631    $     1,405      $     4,137    $     4,801
       Home equity / Seconds                            570            368            1,704            910
       Agency / Jumbo                                   658            592            1,601          2,829
                                               -------------  -------------    -------------  -------------
                                                $     2,859    $     2,365      $     7,442    $     8,540
                                               =============  =============    =============  =============

     (1) Specialty products include: Alt A, No Doc and A minus programs.

     Pipeline                                   $     3,177    $     1,810      $     3,177    $     1,810
                                               =============  =============    =============  =============

     Loans held for sale                        $     1,520    $       785      $     1,520    $       785
                                               =============  =============    =============  =============

     Note: The pipeline represents applications in process and approved loan commitments.

   Manufactured Housing:
     Total loans originated                     $       491    $       766      $     1,897    $     2,320
                                               =============  =============    =============  =============

     Loans held for sale                        $       348    $       435      $       348    $       435
                                               =============  =============    =============  =============

Total loan originations during the quarter for the mortgage and manufactured housing businesses were $3.4 billion, up from $3.1 billion during the third quarter of 1999. Continued strength in specialty mortgage originations offset the decline in manufactured housing originations resulting from lower industry volumes, tightened underwriting standards and risk based pricing initiatives. For the nine month periods, total originations declined from $10.9 billion to $9.3 billion due to the impact of rising interest rates on residential mortgage volumes and the aforementioned trends in the manufactured housing business.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Non-Performing Assets:

During the nine months ended September 30, 2000, non-performing assets decreased by 11%. The ratio of non-performing loans to mortgage loans held for investment fell to 2.21% at September 30, 2000 from 2.36% at December 31, 1999 while the ratio of non-performing assets to total assets fell to 1.32% at September 30, 2000 from 1.47% at December 31, 1999.

Non-performing assets, net of related specific reserves, were as follows:

                                                  September 30,    December 31,
                                                      2000             1999
                                                    --------         --------
                                                         (In thousands)
Mortgage loans secured by:
   Residential one-to four-family                   $165,013         $172,975
   Residential multi-family                           15,591           24,144
   Commercial property                                12,954           22,240
Other loans                                              239              171
                                                    --------         --------
Total non-performing loans (1)                       193,797          219,530
Total other real estate owned, net                     8,965            7,544
                                                    --------         --------
   Total non-performing assets                      $202,762         $227,074
                                                    ========         ========

(1) Includes $4.6 million and $5.9 million of non-accrual mortgage loans under 90 days past due at September 30, 2000 and December 31, 1999, respectively.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Allowance for Possible Loan Losses:

The following is a summary of the provision and allowance for possible loan losses:

                                           Quarter Ended             Nine Months Ended
                                           September 30,               September 30,
                                   ------------------------      ------------------------
                                      2000          1999           2000            1999
                                   ---------      ---------      ---------      ---------
                                                       (In thousands)
Balance at beginning of period     $ 113,000      $ 113,000      $ 113,000      $ 113,000
Provision charged to income            9,085          1,448         24,519          5,902
Charge-offs:
    Residential mortgage              (1,512)        (1,421)        (4,575)        (5,391)
    Manufactured housing             (11,034)          (223)       (29,022)        (1,159)
                                   ---------      ---------      ---------      ---------
Total Charge-offs                    (12,546)        (1,644)       (33,597)        (6,550)
                                   ---------      ---------      ---------      ---------
Recoveries:
    Residential mortgage                 149            196            236            648
    Manufactured housing               3,312             --          8,842             --
                                   ---------      ---------      ---------      ---------
Total Recoveries                       3,461            196          9,078            648
                                   ---------      ---------      ---------      ---------
Balance at end of period           $ 113,000      $ 113,000      $ 113,000      $ 113,000
                                   =========      =========      =========      =========

Net mortgage loan charge-offs for the quarter were $1.4 million and $4.3 million for the quarter and nine months ended September 30, 2000, versus $1.2 million and $4.7 million, respectively for the comparable 1999 periods. Net charge-offs on the portfolio of manufactured housing loans held for investment were $7.7 million and $20.2 million for the third quarter and first nine months of 2000. The $604 million portfolio of manufactured housing loans was retained during the third quarter of 1999.

Capital Ratios

The Company's ratio of period-end stockholders' equity to ending total assets at September 30, 2000 was 13.55% compared to 12.90% at December 31, 1999.

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

Capital Ratios (continued)

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of September 30, 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company's or Bank's category.

                                                                                                Required For Capital
                                                                   Actual                         Adequacy Purposes
                                                       --------------------------------    --------------------------------
                                                          Amount             Ratio            Amount             Ratio
                                                       --------------    --------------    --------------    --------------
                                                                                  (In millions)
As of September 30, 2000
Total Capital (to Risk Weighted Assets):
    Company                                             $    1,500.6         10.48  %      $     1,145.2          8.00  %
    Bank                                                     1,492.1         10.42               1,145.2          8.00
Tier 1 Capital (to Risk Weighted Assets):
    Company                                             $    1,387.6          9.69  %      $       572.6          4.00  %
    Bank                                                     1,379.1          9.63                 572.6          4.00
Tier 1 Capital (to Average Assets):
    Company                                             $    1,387.6          9.55  %      $       581.3          4.00  %
    Bank                                                     1,379.1          9.49                 581.1          4.00

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

Capital Ratios (continued)

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                Item 3 - Quantitative and Qualitative Disclosure
                         about Market Risk - (Continued)

Interest Rate Sensitivity Gap Analysis

The table below depicts the Company's interest rate sensitivity as of September 30, 2000. Allocations of assets and liabilities, including non-interest bearing sources of funds to specific periods, are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

                                                                        Repricing Periods
                                   --------------------------------------------------------------------------------------------
                                                     More than       More than       More than
                                   Three months    three months     six months       one year        More than
                                      or less      to six months    to one year    to three years   three years       Total
                                   --------------  --------------  --------------  --------------  --------------  ------------
                                                                          (In millions)
Total loans, net                   $    2,642       $     574       $   1,011       $   1,970       $   4,300       $   10,497
Money market investments (1)              769              --              --              --              --              769
Securities held to maturity                --              --               1              --              98               99
Securities available for sale             252              68             173             624           1,218            2,335
Other interest-earning assets             126              --              --              --              --              126
                                   --------------  --------------  --------------  --------------  --------------  ------------
   Total interest-earning assets        3,789             642           1,185           2,594           5,616           13,826
Cash and due from banks                   173              --              --              --              --              173
Servicing assets                            5               6              10              37             158              216
Goodwill                                   20              20              40             160             642              882
Other non-interest earning assets         377              --              --              --              --              377
                                   --------------  --------------  --------------  --------------  --------------  ------------
   Total assets                    $    4,364       $     668       $   1,235       $   2,791       $   6,416       $   15,474
                                   ==============  ==============  ==============  ==============  ==============  ============

Term certificates of deposit       $    1,661       $   1,559       $   2,910       $     833       $     137       $    7,100
Core deposits                             327             285             579           1,942           1,074            4,207
                                   --------------  --------------  --------------  --------------  --------------  ------------
   Total deposits                       1,988           1,844           3,489           2,775           1,211           11,307
Mortgagors' escrow                          6               6              13              51              37              113
Securities sold under agreements
   to repurchase                           50             100              --              --              --              150
Federal Home Loan Bank of New
   York advances                           50             100             250             200             250              850
Long term debt                             --              --              --             140              --              140
Subordinated debt (2)                      --              --              --              --             149              149
Guaranteed preferred beneficial
   interest in Company's junior
   subordinated debentures                 --              --              --              --             200              200
Notes payable                               3              --              --              --              --                3
Other liabilities                         486              --              --              --              --              486
Stockholders' equity                       --              --              --              --           2,076            2,076
                                   --------------  --------------  --------------  --------------  --------------  ------------
   Total liabilities and
     stockholders' equity          $    2,583       $   2,050       $   3,752       $   3,166       $   3,923       $   15,474
                                   ==============  ==============  ==============  ==============  ==============  ============

Off balance sheet financial
instruments                        $      350       $      --       $      --       $    (350)      $      --       $       --
                                   ==============  ==============  ==============  ==============  ==============  ============

Interest rate sensitivity gap      $    2,131       $  (1,382)      $  (2,517)      $    (725)      $   2,493

Cumulative gap                     $    2,131       $     749       $  (1,768)      $  (2,493)             --

Interest rate sensitivity gap as
   a percentage of total assets         13.77 %         (8.93)%        (16.27)%         (4.68)%         16.11 %
Cumulative gap as a percentage of
   total assets                         13.77 %          4.84 %        (11.43)%        (16.11)%            --

(1) Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.
(2) Subordinated debt was committed to be issued but not settled as of September 30, 2000.

As of September 30, 2000, the cumulative volume of liabilities maturing or repricing within one year exceeded assets by $1,768 million, or 11.43% of total assets.

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

At September 30, 2000, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months on instruments held for other than trading purposes was a decline of approximately 0.2% of projected 2000 net income. Conversely, a gradual 200 basis point increase in interest rates over the next twelve months on instruments held for other than trading purposes would result in net income decreasing by 1.1%. GreenPoint does not have significant exposure to such risk on instruments held for trading purposes.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                           Item 1 - Legal Proceedings

In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, in which monetary damages and other forms of relief are sought. Certain of such actions involve alleged violations of consumer protection laws, including claims relating to the Corporation's loan collection efforts, and other federal and state banking laws. Certain of such actions involve claims for punitive damages. Management has established what it believes to be sufficient allocated reserves to cover any anticipated losses stemming from the settlement or payment of any final judgments rendered in any such cases. Accordingly, management believes that these actions and proceedings and the losses, if any, resulting from the financial outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

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

         11.1   Statement Regarding Computation of Per Share Earnings

         12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         27.1   Financial Data Schedule

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             Item 6 -Exhibits and Reports on Form 8-K - (Continued)

(b) Reports on Form 8-K

On July 14, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K to satisfy an undertaking to file copies of certain agreements executed in connection with the issuance of Home Equity Loan Asset-Backed Notes, Series 2000-1 (the "Class A-2 Notes"). The Class A-2 Notes were issued pursuant to a pooling dated June 1, 2000, among the Trust, Bankers Trust Company (the "Trustee") and the Federal Home Loan Mortgage Corporation.

On July 20, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) GreenPoint Mortgage Securities, Inc. (as Sponsor under the Sale and Servicing Agreement, dated as of December 1, 1999, providing for the issuance of the GreenPoint Home Equity Loan Trust 1999-2 Revolving Home Equity Loan Asset-Backed Notes, Series 1999-2); and (ii) the Monthly Payment Date Statement distributed to holders of Series 1999-2 Notes dated July 15, 2000.

On July 31, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On July 31, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 13, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago, as Trustee; and (ii) the required Monthly Investor Servicing Report.

On July 31, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On August 29, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) GreenPoint Mortgage Securities Inc. (the "Company") has previously registered the offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-1, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-1 Notes"); and (ii) the Monthly Payment Date Statement distributed to holders of Series 2000-1 Notes dated July 15, 2000.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             Item 6 -Exhibits and Reports on Form 8-K - (Continued)

On August 29, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) GreenPoint Mortgage Securities Inc. (the "Company") has previously registered the offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-1, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-1 Notes"); and (ii) the Monthly Payment Date Statement distributed to holders of Series 2000-1 Notes dated August 15, 2000.

On September 1, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following document: a Pooling and Servicing Agreement dated March 1, 2000 between GreenPoint, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report.

On September 1, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 13, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago, as Trustee; and (ii) the required Monthly Investor Servicing Report.

On September 1, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of May 31, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago, as Trustee; and (ii) the required Monthly Investor Servicing Report.

On September 12, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) GreenPoint Mortgage Securities Inc. (as Sponsor under the Sale and Servicing Agreement, dated as of December 1, 1999, providing for the issuance of the GreenPoint Home Equity Loan Trust 1999-2 Revolving Home Equity Loan Asset-Backed Notes, Series 1999-2); and (ii) the Monthly Payment Date Statement distributed to holders of Series 1999-2 Notes dated August 15, 2000.

On September 18, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in which GreenPoint Mortgage Securities Inc. (as sponsor under the Sale and Servicing Agreement, dated September 1, 2000, providing for the issuance of GreenPoint Home Equity Loan Trust 2000-2, Home Equity Loan Asset-Backed Certificates).

On September 19, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) GreenPoint Mortgage Securities Inc. (as sponsor under the Sale and Servicing Agreement, dated June 1, 2000 providing for the issuance of GreenPoint Home Equity Loan Trust 2000-1, Home Equity Loan Asset-Backed Securities); and (ii) the Monthly Remittance Statements to the Certificate-holders dated July 17, 2000.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             Item 6 -Exhibits and Reports on Form 8-K - (Continued)

On September 19, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) GreenPoint Mortgage Securities Inc. (as sponsor under the Sale and Servicing Agreement, dated June 1, 2000, providing for the issuance of GreenPoint Home Equity Loan Trust 2000-1 Home Equity Loan Asset-Backed Securities); and (ii) the Monthly Remittance Statements to the Certificate-holders dated August 15, 2000.

On September 20, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in which GreenPoint Mortgage Securities Inc. (as sponsor under the Sale and Servicing Agreement, dated September 1, 2000, providing for the issuance of GreenPoint Home Equity Loan Trust 2000-2, Home Equity Loan Asset-Backed Securities).

On September 22, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in which GreenPoint Mortgage Securities Inc. (as sponsor under the Sale and Servicing Agreement, dated September 1, 2000, providing for the issuance of GreenPoint Home Equity Loan Trust 2000-2, Home Equity Loan Asset-Backed Securities).

On September 26, 2000, GreenPoint Credit, LLC filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-5 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated September 21, 2000 together with the related Prospectus dated December 9, 1999; (ii) the consent of PricewaterhouseCoopers LLP to the use of its name in the "Experts" section of the Prospectus Supplement; and (iii) External Computational Materials prepared by Salomon Smith Barney Inc.

On September 26, 2000, GreenPoint Credit, LLC filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP ("Orrick") relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-4 (the "Publicly Offered Certificates"), which contains Orrick's consent to use of its name in the Prospectus Supplement ("Prospectus Supplement") dated September 21, 2000 together with the related Prospectus dated December 9, 1999; (ii) the consent of PricewaterhouseCoopers LLP to the use of its name in the "Experts" section of the Prospectus Supplement; and (iii) External Computational Materials prepared by Credit Suisse First Boston Corporation and First Union Securities.

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

Dated November 13, 2000