Form 10-K405
period 2000-12-31
GREENPOINT FINANCIAL CORP
filed 2001-03-30
CIK 911935

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
   |X|            Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 834-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                       ON WHICH REGISTERED
          -------------------                       -------------------
                 NONE                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                          Common Stock $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2001: Common stock par value $0.01 per share, $3,368,527,550.

This figure is based on the closing price by the New York Stock Exchange ("NYSE") for a share of the registrant's common stock on March 19, 2001 which was $33.49 as reported in the Wall Street Journal on March 20, 2001. The number of shares of the registrant's Common Stock issued and outstanding as of March 19, 2001 was 100,583,086 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001, and the Annual Report to Shareholders for fiscal 2000 are incorporated herein by reference--Parts II, III and IV.

TABLE OF CONTENTS

                                                                            PAGE
                                                                             NO.
                                     PART I
ITEM 1.  BUSINESS.........................................................    1
   General................................................................    1
   Mortgage Banking Activities............................................    2
   Manufactured Housing Activities........................................    3
   Consumer Banking Activities............................................    3
   Competition............................................................    4
   Market Risk Management.................................................    5
   Liquidity Management...................................................    5
   Credit Risk............................................................    6
   Securities Investment Activities.......................................   11
   Sources of Funds.......................................................   14
   Subsidiary Activities..................................................   16
   Personnel..............................................................   18
   Federal Taxation.......................................................   18
   State and Local Taxation...............................................   19
   Bank Regulation and Supervision........................................   19
ITEM 2.  PROPERTIES.......................................................   23
ITEM 3.  LEGAL PROCEEDINGS................................................   23
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   23
ITEM 4A. EXECUTIVE OFFICERS...............................................   23
                                      PART II
ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..............................................   25
ITEM 6.  SELECTED FINANCIAL DATA..........................................   25
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................   25
ITEM 7A. QUANATATIVE AND QUALATATIVE DISCLOSURES ON MARKET RISK...........   25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   25
ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.............................   25
                                      PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   26
ITEM 11. EXECUTIVE COMPENSATION...........................................   26
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT...................................................   26
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   26
                                      PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K .............................................   27

FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K contains certain forward-looking statements, which are based on management's current expectations. These forward-looking statements include information concerning possible or assumed future results of operations and business plans, including those relating to earnings growth (on both a GAAP and cash basis); revenue growth; origination volume in both the Company's mortgage and manufactured housing finance businesses; non-interest income levels, including fees from product sales; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions and related integration and restructuring activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels in the Company's mortgage and manufactured housing finance businesses; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets, which can materially affect the Company's quarterly valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which could adversely affect the ability of the Company to sell or securitize mortgage and manufactured housing originations on a timely basis or at prices which are acceptable to the Company; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

ITEM 1.  BUSINESS

GENERAL

   GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a bank holding company organized under the laws of the state of Delaware and registered under the Bank Holding Company Act of 1956, as amended.

   The Company is a leading national specialty housing finance company that provides a variety of financial services, primarily through its three subsidiaries, GreenPoint Bank, a New York State chartered savings bank (the "Bank"), GreenPoint Mortgage Funding, Inc. ("GPM"), a New York Corporation wholly-owned by the Bank and headquartered in Larkspur, California, and GreenPoint Credit, LLC ("GPC"), a Delaware corporation wholly-owned by the Bank and headquartered in San Diego, California. GPM is the leading national lender in non-conforming residential mortgages specializing in alternative A ("Alt A") mortgages, and GPC is the second largest lender and servicer nationally in the manufactured housing finance industry.

   Through the Bank, GPM and GPC, the Company is primarily engaged in lending throughout the nation. GPM originates both adjustable and fixed rate mortgage loans, primarily through a network of mortgage brokers, mortgage bankers, attorneys and other real estate professionals and, to a lesser extent, from customers and members of the local communities in GreenPoint's lending area. GPC is engaged in originating and servicing manufactured housing loans. The Bank continues to attract retail deposits from the general public and invests those deposits, together with funds generated from operations, in loans and marketable securities. The Bank's revenues are derived principally from interest on its loan portfolio and investment securities, proceeds from the sales or securitizations of mortgage and manufactured housing loans and fees from servicing these loans. The Bank's primary sources of funds are deposits, proceeds from loan sales and securitizations, and proceeds from principal and interest payments on loans, mortgage-backed securities and other securities.

   GreenPoint Community Development Corp. ("GPCDC") was organized in 1993 as a for-profit community development subsidiary of the Company. Complementing the Bank's leadership in lending in low- and moderate-income areas and to minorities, GPCDC's focus is primarily on special lending programs, development opportunities and assistance, consulting and other activities that promote the objective of greater access to affordable housing for low-and moderate-income persons residing in the areas served by the Company.

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

   GPM presently offers a broad range of mortgage loan products in order to provide maximum flexibility to borrowers and third party mortgage brokers and other entities through which it originates mortgage loans. These products include conforming agency mortgage loans, non-conforming mortgage loans (including Alt A mortgage loans), home equity loans and limited documentation ("No Doc") loans. Alt A loans may fail to satisfy certain elements of the agency underwriting criteria, such as those relating to documentation, employment history, income verification, loan to value ratios, qualifying ratios, or other compensating factors. No Doc loans serve a particular niche of borrowers willing to pay a premium in the form of higher interest rates and provide larger down payments. In return, the borrower receives more expedient loan processing by virtue of providing less income and asset information, as compared to loans underwritten in conformance with Agency standards.

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

MORTGAGE LOAN SERVICING
   GPM also engages in mortgage loan servicing, which includes the processing of mortgage loan payments and the administration of mortgage loans. GPM's primary source of servicing rights is the Bank's loan portfolio and mortgage loans it has originated and sold, and for which it has retained the right to service. As of December 31, 2000, GPM's mortgage loan servicing portfolio consisted of approximately 174,709 one- to four-family residential mortgage loans with an aggregate principal balance of $16.9 billion, including $8.1 billion serviced for GreenPoint and $8.8 billion serviced for other investors. GPM can realize the value embedded in its mortgage loan servicing portfolio immediately by selling its mortgage loan servicing rights or, alternatively, it can realize the value gradually over the life of the mortgage loan servicing portfolio through the receipt of monthly mortgage loan servicing fees.

MANUFACTURED HOUSING ACTIVITIES

PRODUCTS AND SERVICES
   During 1998, the Company expanded its lending activities through the acquisition of BankAmerica Housing Services, which is the second largest lender nationally in the manufactured housing finance industry. The Company was renamed GPC. GPC originates a variety of fixed and variable rate loans in the manufactured housing market. GPC serves 48 states through its principal offices in San Diego, California and service centers throughout the United States. Manufactured housing ("MH") or a "manufactured home" is a structure, transportable in one or more sections, which is designed to be a dwelling with or without a permanent foundation. GPC originated $2.2 billion of manufactured housing loans in 2000; 66% indirectly purchased from dealers and 34% directly originated.

   GPC pools and securitizes substantially all of the loans it originates, retaining the servicing on these loans. Such pools are structured into asset-backed securities, which are primarily sold in the public securities markets. GPC services these loans, collecting payments from the borrower and remitting principal and interest payments to the holder of the contract, or investor certificate backed by the loans. During 2000, the Company securitized $2.4 billion of manufactured housing loans.

   GPC offers a variety of "Home Only" and "Land/Home" products with fixed and variable rate options. The Home Only loans are secured by the manufactured home and is a conventional loan program for new and previously owned manufactured homes. Land/Home loans are secured by both the manufactured home and the land.

CREDIT PARAMETERS
   GPC believes that the creditworthiness of a potential borrower should be the most important criterion in determining whether to approve the purchase or origination of a loan. The borrower's creditworthiness is measured by custom credit scorecards, which were developed in conjunction with Fair Isaccs & Co ("FICO") based on GPC's extensive portfolio. GPC continually monitors the performance of its scorecards to ensure that they are correctly rank-ordering the borrowers' credit risk. The borrowers' credit history, employment history, residence history and debt to income ratio are also reviewed by GPC personnel as part of the underwriting decision. GPC's lending criteria also vary by product type to reflect the risk associated with each product.

LOAN SERVICING
   GPC's servicing responsibilities include collecting principal and interest payments, taxes, insurance premiums and other payments from obligors and, when such loans are not owned by GPC, remitting principal and interest payments to the owners. Collection procedures, which are managed at the regional office level, include repossession and resale of manufactured homes securing defaulted loans (and foreclosure if land is involved). GPC will enter into workout agreements with obligors under certain defaulted loans, if deemed advisable. Although decisions as to whether to repossess any manufactured home are made on an individual basis, GPC's general policy is to institute repossession procedures promptly after regional office personnel determine that it is unlikely that a defaulted loan will be brought current, and thereafter to pursue diligently the resale of such manufactured homes.

   GPC services loans on behalf of other entities and its own portfolio. During 2000, GPC securitized $2.4 billion of manufactured housing loans in seven transactions that resulted in retained servicing. At December 31, 2000, GPC serviced approximately 450,146 manufactured housing loans with an outstanding principal balance of $14.2 billion. At December 31, 2000, GPC serviced approximately 22,152 manufactured housing loans in its own portfolio with an outstanding principal balance of $810.0 million. GPC does not recognize service fee income separately for loans serviced in its own portfolio.

CONSUMER BANKING ACTIVITIES

   The Consumer Branch Network ("Branch Network") consists of 74 full-service banking offices with 111 automated teller machines. The Branch Network operates 29 branches in Long Island, 41 branches in New York City, and 4 branches in Westchester County in New York. In addition to its branch system, the Bank's deposit gathering network includes its telephone banking system. The Branch Network also offers a variety of financial services to meet the needs of the communities it serves. Among the services offered are traditional time, savings and checking accounts, annuity products, mutual funds, mortgages, home equity loans, credit and debit cards, on-line banking, Life Insurance, safe deposit services, student loans, installment loans and automatic payroll and Social Security deposit programs.

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

   GPC is directly influenced by consumer demand for new financing and refinancing of manufactured homes. This demand is driven by several variables, including regional market trends, economic conditions, individual preferences and market demographics. GPC's competition is comprised of a variety of regional and national lending institutions. Finance companies, banks and credit unions are consistently the primary competitors. Recently, consolidation has taken place in the retail sector, dominated mainly by vertically-integrated manufacturers. This consolidation could affect the competitive environment.

   GPC competes by offering competitive interest rates and flexible financing programs, outstanding service to retailers and customers, as well as timely credit reviews and decisions. Interest rates are a key component to overall profitability.

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

   Market risk also arises as the Company originates and accumulates fixed rate mortgage and manufactured housing loans prior to their sale or securitization. As applications are approved, a commitment is made to lend at a specified interest rate. Should rates rise, either prior to closing or after closing but prior to sale or securitization, the price at which the loan will be sold or securitized will decline. Hedging strategies, using forward sales in the case of residential mortgages, and interest rate swaps in the case of manufactured housing, are implemented to mitigate the risk of lowered prices in rising rate environments. Refer to Company's Annual Report to Shareholders for Fiscal Year ended December 31, 2000, pages 14-19.

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

   Long-term liquidity needs are also provided by a large core deposit base, which is the most stable source of liquidity a bank can have, due to the long-term relationship with depositors and the deposit insurance provided by the FDIC. Deposit funding is supplemented by long-term debt, advances from the Federal Home Loan Bank of New York ("FHLB") and other borrowings. The discount window of the Federal Reserve Bank of New York is available to the Company, to the extent that eligible collateral has been pledged, as a lender of last resort.

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


                                                                DECEMBER 31,
                                 ------------------------------------------------------------------------------
                                           2000                     1999                         1998
                                 ---------------------    ------------------------     ------------------------
                                               PERCENT                   PERCENT                       PERCENT
                                   AMOUNTS     OF TOTAL    AMOUNTS       OF TOTAL       AMOUNTS        OF TOTAL
                                 ----------    -------    ----------    ----------     ----------      --------
                                                             (DOLLARS IN MILLIONS)
Loans receivable held for
investment:
Mortgage loans:
  One-to four-family             $  7,018.2       80.7%   $  7,474.6          80.3%    $  8,023.1          85.3%
  Multi-family                        366.4        4.2         458.0           4.9          594.4           6.3
  Commercial                          630.5        7.2         626.9           6.7          573.8           6.1
  Home equity loans                   101.1        1.2          89.3           1.0           82.1           0.9
                                 -----------   -------    ----------    ----------     ----------      --------
Total mortgage loans held
  for investment                    8,116.2       93.3       8,648.8          92.9        9,273.4          98.6
                                 -----------   -------    ----------    ----------     ----------      --------
Other loans:
  Loans secured by
    depositors' funds                  21.7        0.3          22.8           0.3           24.0           0.3
  Manufactured housing loans          513.7        5.9         590.1           6.3           --            --
  Recreational vehicle loans           12.2        0.1          16.6           0.2           23.7           0.3
  All other loans                      32.6        0.4          29.9           0.3           79.5           0.8
                                 -----------   -------    ----------    ----------     ----------      --------
Total other loans                     580.2        6.7         659.4           7.1          127.2           1.4
                                 -----------   -------    ----------    ----------     ----------      --------
Total loans receivable held
  for investment                    8,696.4      100.0%      9,308.2         100.0%       9,400.6         100.0%
                                 -----------   =======    ----------    ==========     ----------      ========
Less:
Net deferred loan
  origination fees and
  unearned discount                    (9.0)                  (15.0)                       (14.3)
Allowance for
  losses possible loan               (113.0)                 (113.0)                      (113.0)
                                 -----------             ----------                   ----------
   Loans receivable held for
     investment, net             $  8,574.4              $  9,180.2                   $  9,273.3
                                 ===========             ==========                   ==========

                                                  DECEMBER 31,
                                 --------------------------------------------
                                          1997                  1996
                                 ---------------------  ---------------------
                                              PERCENT                PERCENT
                                   AMOUNTS    OF TOTAL    AMOUNTS    OF TOTAL
                                 -----------  --------  -----------   -------
                                              (DOLLARS IN MILLIONS)
Loans receivable held for
investment:
Mortgage loans:
  One-to four-family             $  7,682.1      86.0%  $  6,395.1      85.9%
  Multi-family                        621.0       7.0        545.5       7.3
  Commercial                          537.1       6.0        467.9       6.3
  Home equity loans                    66.3       0.7         16.2       0.2
                                 -----------   -------  -----------   -------
Total mortgage loans held
  for investment                    8,906.5      99.7      7,424.7      99.7
                                 -----------   -------  -----------   -------
Other loans:
  Loans secured by
    depositors' funds                  30.1       0.3         23.5       0.3
  Manufactured housing loans           --        --           --        --
  Recreational vehicle loans           --        --           --        --
  All other loans                      --        --           --        --
                                 -----------   -------  -----------   -------
Total other loans                      30.1       0.3         23.5       0.3
                                 -----------   -------  -----------   -------
Total loans receivable held
  for investment                    8,936.6     100.0%     7,448.2     100.0%
                                 -----------   =======  -----------   =======
Less:
Net deferred loan
  origination fees and
  unearned discount                   (31.2)                 (48.2)
Allowance for possible loan
  losses                             (109.0)                (105.0)
                                 -----------            -----------
   Loans receivable held for
     investment, net             $  8,796.4             $  7,295.0
                                 ===========            ===========


   As of December 31, 2000, 63% of the Company's mortgage loan portfolio was secured by properties located in New York State. The properties securing the remaining portfolio are dispersed throughout the country, with no state representing more than 10%.

   LOAN MATURITY AND REPRICING. The following table shows the contractual maturities of the Company's loan portfolio, including loans receivable held for sale, at December 31, 2000. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $1.5 billion for the year ended December 31, 2000.

                                                      DECEMBER 31, 2000
                           -------------------------------------------------------------------------
                                        MORTGAGE LOANS
                           -----------------------------------------
                             ONE-TO                                                         TOTAL
                              FOUR-          MULTI-                         OTHER           LOANS
                             FAMILY          FAMILY       COMMERCIAL        LOANS        RECEIVABLE
                           ----------       --------      ----------      --------       -----------
                                           (DOLLARS IN MILLIONS)
Amounts due (1):
Within one year            $     15.6       $    1.3       $    1.7       $   87.1       $     105.7
One to five years               240.1           45.8           46.3           24.3             356.5
Over five years               8,428.8          307.2          583.1          688.5          10,007.6
                           ----------       --------       --------       --------       -----------
 Total amounts due         $  8,684.5       $  354.3       $  631.1       $  799.9       $  10,469.8
                           ==========       ========       ========       ========       ===========


(1)   DOES NOT INCLUDE NON-ACCRUAL LOANS.

   The following table sets forth, at December 31, 2000, the dollar amount of all fixed rate loans contractually due and adjustable rate loans repricing after December 31, 2001.

                          DUE OR REPRICING AFTER DECEMBER
                                      31, 2001
                         ----------------------------------
                           FIXED     ADJUSTABLE    TOTAL
                         ----------- ----------- ----------
                               (DOLLARS IN MILLIONS)
Mortgage loans (1):
  One-to four-family      $ 6,509.0    $30.1      $ 6,539.1
  Multi-family                340.0      6.1          346.1
  Commercial                  604.4     14.0          618.4
Other loans (1)               630.5      ---          630.5
                          ----------   ------     ---------
   Total loans
   receivable             $ 8,083.9    $50.2      $ 8,134.1
                          ==========   ======     =========


(1)   DOES NOT INCLUDE NON-ACCRUAL LOANS.


   At December 31, 2000, 1999, 1998, 1997 and 1996, loans delinquent 90 days or more were as follows:

                                                               DECEMBER 31,
                                ------------------------------------------------------------------------------
                                         2000                       1999                      1998
                                ----------------------     ----------------------     ------------------------
                                                               90 DAYS OR MORE
                                ------------------------------------------------------------------------------

                                  NUMBER    PRINCIPAL        NUMBER     PRINCIPAL       NUMBER      PRINCIPAL
                                  OF          BALANCE          OF        BALANCE          OF         BALANCE
                                  LOANS      OF LOANS        LOANS      OF LOANS        LOANS       OF LOANS
                                ---------    -----------   ---------    ----------    ---------    -----------
                                                (DOLLARS IN MILLIONS)
Mortgage loans:
  One-to four-family                1,306    $   163.9         1,379    $   166.5         1,930    $   213.1
  Multi-family                        103         11.5           184         23.6           286         33.7
  Commercial real estate              103         13.2           152         21.4           192         24.7
  Home equity loans                    19          1.0            27          1.9            26          1.6
                                ---------    -----------   ---------    ----------    ---------    -----------
   Total mortgage loans             1,531        189.6         1,742        213.4         2,434        273.1
Other loans                           586          4.4           239          2.3           134          1.3
                                ---------    -----------   ---------    ----------    ---------    -----------
   Total loans                      2,117    $   194.0         1,981    $   215.7         2,568    $   274.4
                                =========    ===========   =========    ==========    =========    ===========
Delinquent loans
 to total loans                                    1.82%                     2.05%                       2.50%



                                                      DECEMBER 31,
                                 -----------------------------------------------------
                                          1997                          1996
                                 ----------------------        -----------------------
                                                   90 DAYS OR MORE
                                 -----------------------------------------------------
                                 NUMBER       PRINCIPAL        NUMBER        PRINCIPAL
                                 OF            BALANCE           OF           BALANCE
                                 LOANS        OF LOANS          LOANS         OF LOANS
                                 ------      ----------        ------        ---------
                                               (DOLLARS IN MILLIONS)

Mortgage loans:
  One-to four-family             2,596          $254.6          2,559          $242.7
  Multi-family                     372            41.0            430            46.0
  Commercial real estate           258            34.0            271            35.2
  Home equity loans                 48             1.1              7             0.5
                                 -----          -------         -----          --------
   Total mortgage loans          3,274           330.7          3,267           324.4
Other loans                         84             0.1            168             0.1
                                 -----          -------         -----          --------
   Total loans                   3,358          $330.8          3,435          $324.5
                                 =====          =======         =====          ========

Delinquent loans
  to total loans                                  3.46%                          4.25%


   The following table sets forth information regarding all non-accrual loans, including loans in forbearance, loans which are 90 days or more delinquent but on which the Company is accruing interest and other real estate owned at the dates indicated. If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $23.9 million, as opposed to $22.4 million, which was included in interest income for the year ended December 31, 2000.

                                                                        DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                            2000            1999             1998             1997             1996
                                          -------          -------          -------          -------          -------
                                                                    (DOLLARS IN MILLIONS)
Non-accrual mortgage loans                $195.6           $219.3           $285.1           $355.0           $356.0
Non-accrual other loans(1)                   1.7              0.2              0.1              0.1              0.1
                                          -------          -------          -------          -------          -------
   Total non-performing loans(2)           197.3            219.5            285.2            355.1            356.1
Other real estate owned, net(3)             12.4              7.6             11.5             24.1             29.5
                                          -------          -------          -------          -------          -------
   Total non-performing assets            $209.7           $227.1           $296.7           $379.2           $385.6
                                          =======          =======          =======          =======          =======

Other loans 90 days or more
  delinquent and still accruing             $4.1             $2.2             $1.2        $    --          $    --
                                          =======          =======          =======          =======          =======

Non-performing loans to loans
  held for investment                        2.27%            2.36%            3.03%            3.97%            4.78%

Non-performing assets to
  total assets                               1.33%            1.47%            1.98%            2.74%            2.83%



(1) EXCLUDING CERTAIN OTHER LOANS DELINQUENT 90 DAYS OR MORE, SUCH AS GUARANTEED STUDENT LOANS, ON WHICH PRINCIPAL AND INTEREST ARE GUARANTEED BY THE U.S. GOVERNMENT AND CERTAIN OTHER LOANS ON WHICH DELINQUENT PRINCIPAL AND INTEREST MAY BE DEDUCTED FROM THE BORROWER'S DEPOSIT ACCOUNT BALANCES.

(2) AS OF DECEMBER 31, 2000, NON-ACCRUAL LOANS INCLUDED 1,361 ONE-TO FOUR-FAMILY LOANS, WITH AN AGGREGATE. $168.6 MILLION, 106 MULTI-FAMILY LOANS WITH AN AGGREGATE BALANCE OF $12.1 MILLION, 108 COMMERCIAL REAL ESTATE LOANS WITH AN AGGREGATE BALANCE OF $13.8 MILLION, 258 OTHER LOANS WITH AN AGGREGATE BALANCE OF $1.7 MILLION AND 20 HOME EQUITY LOANS WITH AN AGGREGATE BALANCE OF $1.1 MILLION.

(3) NET OF RELATED VALUATION ALLOWANCE OF $0.6 MILLION, $0.3 MILLION, $0.3 MILLION, $0.9 MILLION, AND $1.3 MILLION FOR FORECLOSED REAL ESTATE AT DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996, RESPECTIVELY.

   At December 31, 2000, the Company's net other real estate owned totaled $12.4 million and was held directly by the Company and by subsidiaries of the Company which were formed for the purpose of holding and maintaining certain other real estate (see "Subsidiary Activities"). At such date, the aggregate gross value of other real estate owned was comprised of 116 residential one-to four-family properties with an aggregate carrying value of $10.1 million, 4 multi-family properties with an aggregate carrying value of $0.4 million and 12 commercial real estate properties with an aggregate carrying value of $2.5 million. The Company or an independent inspector generally conducts monthly external inspections on all properties securing loans in foreclosure and generally conducts external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Company will charge off any loan principal that it deems necessary. The Company or an independent inspector conducts periodic inspections of its foreclosed real estate and periodically adjusts its valuation allowance for possible declines in the value of other real estate owned. The Company's valuation allowance for other real estate owned at December 31, 2000 totaled $0.6 million, or 4.7% of the aggregate gross value of other real estate owned. The Company is currently offering for sale substantially all real estate owned as a result of foreclosure, through brokers and through its own personnel.

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

                                                                                 DECEMBER 31,
                                                ------------------------------------------------------------------------------
                                                 2000              1999              1998              1997              1996
                                                -------           -------           -------           -------           ------
                                                                           (DOLLARS IN MILLIONS)
Balance at beginning of period                  $113.0            $113.0            $109.0            $105.0            $105.5
Provisions charged to income                      36.9              14.2              13.8              18.9              15.7
Loans charged-off:
  Mortgage loans held for investment              (6.1)             (7.8)             (9.3)            (16.0)            (17.5)
  Manufactured housing loans held
    for investment                               (43.1)            (11.9)             (1.6)             --                --
                                                -------           -------           -------           -------           ------
   Total charge-offs                             (49.2)            (19.7)            (10.9)            (16.0)            (17.5)
                                                -------           -------           -------           -------           ------
Recoveries:
  Mortgage loans held for investment               0.3               0.5               0.8               1.1               1.3
  Manufactured housing loans held
    for investment                                12.0               5.0               0.3              --                --
                                                -------           -------           -------           -------           ------
   Total recoveries                               12.3               5.5               1.1               1.1               1.3
                                                -------           -------           -------           -------           ------
Balance at end of period                        $113.0            $113.0            $113.0            $109.0            $105.0
                                                =======           =======           =======           =======           ======
Ratio of net-charge-offs during the
  period to average loans
    outstanding during the period                  0.41%             0.15%             0.11%             0.18%             0.25%
Ratio of allowance for possible
  loan losses to total loans held
  for investment at the end of the
  period                                           1.30%             1.21%             1.20%             1.22%             1.41%
Ratio of allowance for possible
  loan losses to total
  non-performing loans at the end
  of the period                                   57.27%            51.48%            39.63%            30.70%            29.48%



   In determining the adequacy of the allowance for possible loan losses, management makes use of statistical analyses of past loss experience for various categories of loans, and the strength of the markets in which the Company seeks to recover principal and other costs in the liquidation of foreclosed and repossessed properties. In addition, the allowance for loan losses includes an unallocated portion which takes into consideration management's assessment of industry conditions and economic developments which could impact the ability of borrowers to meet their obligations.

   With respect to mortgage loans, consideration is given to the proportion of loans that are current and in various stages of delinquency or foreclosure. In addition to these factors, the risk of loss is also affected by the type of property backing the loans, such as single or multi-family or mixed used commercial. The foregoing considerations assist in determining the likelihood of default and eventual foreclosure. The strength of the real estate markets in which the Company lends is assessed to reach judgments on the eventual level of recoveries.

   In considering the potential for losses in the Company's manufactured housing loan portfolio, several risk factors have been identified related to the type of loan, the initial down payment, the type of unit financed (single vs. multi-sectional) and the age of the loan. Using experience gained from servicing hundreds of thousands of loans, management makes judgments concerning the likelihood of defaults for these various risks factors. Current trends in the local markets for liquidating repossessions form expectations of recoveries. For the year ended December 31, 2000 and all prior periods, manufactured housing loans were fully charged-off when certain delinquency criteria were met. In accordance with regulatory standards, beginning in January of 2001 delinquent loans are written-down to their estimated value less selling costs.

   In general, the level of charge-offs on manufactured housing loans runs substantially higher than residential mortgages, as a percentage of principal. The Company does not expect to add to the manufactured housing portfolio in the future. As a result of the declining balance of the manufactured housing portfolio, and the change in charge-off policy described above, management expects the level of charge-offs will begin to decline over time.

OTHER CREDIT EXPOSURE

   GreenPoint securitizes or sells with recourse most of its manufactured housing loans. At December 31, 2000, total loans outstanding under these arrangements were $5.4 billion. GreenPoint retains most of the credit risk inherent in these loans. GreenPoint also securitizes or sells certain mortgage loans with recourse. At December 31, 2000 total loans outstanding under these arrangements were $2.9 billion. Expected losses are deducted when estimating the gain on sale and the initial value of retained interests. The value of retained interests in the securitizations is reviewed each quarter. Based on recent loss trends, the values are updated. Refer to the Company's 2000 Annual Report to Shareholders, page 34 to 37 for further quantitative information about recourse arrangements and retained interests.

LOANS HELD FOR SALE

   The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

                                                                               DECEMBER 31,
                                              --------------------------------------------------------------------------------
                                                2000              1999              1998               1997              1996
                                              --------          --------          --------            ------            ------
                                                                         (DOLLARS IN MILLIONS)
Loans receivable held for sale:
Residential mortgage loans                    $1,749.2            $814.1            $904.8            $646.4            $237.5
Guaranteed student loans                           2.0               2.4               3.3               4.2               4.5
Manufactured housing loans                       101.0             265.8             535.2              --                --
Manufactured housing land/home
 loans                                           118.5             130.6             139.1              --                --
Net, deferred loan origination
 costs (fees) and unearned
 discount                                         10.2              (4.9)             (4.3)              6.7               2.1
                                              --------          --------          --------            ------            ------
   Loans receivable held for
     sale, net                                $1,980.9          $1,208.0          $1,578.1            $657.3            $244.1
                                              ========          ========          ========            ======            ======


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

   WHOLE LOAN SALES. Most mortgage loans and some manufactured housing loans were sold as whole loans. These sales were predominately done without recourse, meaning the credit risk on the loans was transferred to the buyer. For those whole loans sold with recourse, the Company retains some credit risk. Whole loan sales may either retain, or transfer to the buyer, the right to service the loans.

   SECURITIZATION. The primary funding strategy of GPC is to securitize manufactured housing loans originated or purchased. At GPM, home equity loan originations are typically sold through securitizations. Management has structured the operations and processes specifically for the purpose of efficiently originating, purchasing, underwriting and servicing loans for securitization in order to meet the requirements of rating agencies, credit enhancers, and investors.

SECURITIES INVESTMENT ACTIVITIES

   The Board of Directors sets the securities investment policies of the Company and the Bank. These policies contain guidelines and limits regarding the credit quality, liquidity and market risk of the securities portfolios.

   The Company's investment policy permits investments in various types of marketable investments including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, asset-backed securities, corporate debt securities, money market instruments, CD's, Bank notes, preferred stock, commercial paper, municipal obligations, and equity. In addition, the Company, as a member of the FHLB, is required to maintain a specified investment in the capital stock of the FHLB.

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

   The table below sets forth certain information regarding the carrying and market values of the Company's money market investments, securities available for sale and securities held to maturity.

                                                                       DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                                2000                        1999                        1998
                                    ------------------------    ------------------------    ------------------------
                                     AMORTIZED       FAIR       AMORTIZED        FAIR       AMORTIZED        FAIR
                                       COST          VALUE         COST          VALUE         COST          VALUE
                                    ----------    ----------    ----------    ----------    ----------    ----------

                                                                 (DOLLARS IN MILLIONS)
Money market investments (1)        $    171.3    $    171.3    $  1,052.8    $  1,052.8    $    924.2    $    924.2
                                    ==========    ==========    ==========    ==========    ==========    ==========
Securities:
Securities available for sale:
U.S. Government and Federal
  agency obligations:
   Agency notes/asset-backed
     securities                     $    158.0    $    158.8    $    139.8    $    138.1    $    260.5    $    260.3
   Mortgage-backed securities            756.7         758.2         918.1         894.2         561.0         566.4
   Collateralized mortgage
     obligations                       1,926.2       1,933.7         589.8         583.5         206.2         209.6
   Trust certificates
     collateralized by GNMA
     securities                           12.6          12.6          16.7          16.7          26.6          26.5
   Corporate asset-backed
     securities                           --            --            25.0          25.0          25.0          24.9
   Corporate bonds                        33.9          32.3          33.8          33.7          24.3          24.2
   Commercial paper                       --            --           169.4         169.4         145.7         145.7
   Other                                 167.4         170.6         114.8         114.1          80.0          80.0
                                    ----------    ----------    ----------    ----------    ----------    ----------
     Total securities
       available for sale           $  3,054.8    $  3,066.2    $  2,007.4    $  1,974.7    $  1,329.3    $  1,337.6
                                    ==========    ==========    ==========    ==========    ==========    ==========

Securities held to maturity:
  Tax-exempt municipals             $      0.5    $      0.5    $      0.5    $      0.5    $      0.6    $      0.6
  Financial                                2.0           2.0           1.5           1.5           2.7           2.7
                                    ----------    ----------    ----------    ----------    ----------    ----------
   Total securities held to
     maturity                       $      2.5    $      2.5    $      2.0    $      2.0    $      3.3    $      3.3
                                    ==========    ==========    ==========    ==========    ==========    ==========



(1) CONSISTS OF INTEREST-BEARING DEPOSITS IN OTHER BANKS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.

   The table below sets fourth certain information regarding the amortized costs, weighted average yields and maturities of the Company's money market investments, securities available for sale and held to maturity, and Federal Home Loan Bank of New York stock at December 31, 2000. There were no securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 2000.

                                                    AT DECEMBER 31, 2000
                                   ------------------------------------------------------
                                       ONE YEAR OR LESS            ONE TO FIVE YEARS
                                   -----------------------      ----------------------
                                                  WEIGHTED                    WEIGHTED
                                   AMORTIZED      AVERAGE      AMORTIZED      AVERAGE
                                     COST          YIELD          COST          YIELD
                                   ---------      --------      --------      --------
                                                   (DOLLARS IN MILLIONS)
Money market
  investments (1)                   $  171.3          6.14 %    $     --            -- %
                                    ========      ========      ========      ========

Securities available for sale:
Bonds and other
  investment securities:
  U.S. Agency notes
    and ABS securities              $     --            -- %    $  128.0          4.53 %
  Mortgage-backed
    securities                            --            --            --            --
  Collateralized
    mortgage obligations                  --            --         122.6          6.08
  Trust certificates
    collateralized
    by GNMA
   securities                             --            --          12.6          6.90
Equity investments                        --            --            --            --
Municipal bonds                           --            --            --            --
                                    --------      --------      --------      --------
   Total securities
     available for sale            $     --            -- %    $  263.2          5.36 %
                                    ========      ========      ========      ========
Securities held
  to maturity:
  Tax-exempt
    municipals                      $     --           -- %     $     --           -- %
  Financial                               --            --           0.9          8.60
                                    --------      --------      --------      --------
   Total bonds and other
     debt securities                $     --            -- %    $    0.9          8.60 %
                                    ========      ========      ========      ========


                                                     AT DECEMBER 31, 2000
                                   ------------------------------------------------------
                                       FIVE TO TEN YEARS          MORE THAN TEN YEARS
                                    ----------------------       -------- -------------
                                                  WEIGHTED                     WEIGHTED
                                   AMORTIZED      AVERAGE        AMORTIZED     AVERAGE
                                      COST          YIELD          COST         YIELD
                                    --------      --------       --------      --------
                                                   (DOLLARS IN MILLIONS)
Money market
  investments (1)                   $     --            -- %     $    --           -- %
                                    ========      ========       ========      ========

Securities available for sale:
Bonds and other
  investment securities:
  U.S. Agency notes
    and ABS securities              $   30.0          8.00 %     $   33.9          7.39 %
  Mortgage-backed
    securities                         150.6          6.37          606.1          7.05
  Collateralized
    mortgage obligations                  --            --        1,803.6          7.38
  Trust certificates
    collateralized
    by GNMA
   securities                             --            --             --            --
Equity investments                        --            --          198.9          6.63
Municipal bonds                           --            --           64.8          5.46
                                    --------      --------       --------      --------
   Total securities
     available for sale            $  180.6          6.64 %      $2,707.3          7.20 %
                                    ========      ========       ========      ========
Securities held
  to maturity:
  Tax-exempt
    municipals                      $    0.5         7.50 %      $     --            --%
  Financial                               --            --            1.1          7.39
                                    --------      --------       --------      --------
   Total bonds and other
     debt securities                $    0.5          7.50 %     $    1.1         7.39 %
                                    ========      ========       ========      ========

                                                AT DECEMBER 31, 2000
                                   -------------------------------------------------
                                                   TOTAL SECURITIES
                                   ------------------------------------------------
                                   AVERAGE
                                   REMAINING                                WEIGHTED
                                   YEARS TO     AMORTIZED        FAIR       AVERAGE
                                   MATURITY        COST          VALUE       YIELD
                                   --------      --------      --------      ------
                                                 (DOLLARS IN MILLIONS)
Money market
  investments (1)                        --      $    171.3    $    171.3      6.14 %
                                   ========      ==========    ==========    =======

Securities available for sale:
Bonds and other
  investment securities:
  U.S. Agency notes
    and ABS securities                 5.98      $    191.9    $    191.1      5.58 %
  Mortgage-backed
    securities                        21.00           756.7         758.2       6.92
  Collateralized
    mortgage obligations              27.37         1,926.2       1,933.7       7.29
  Trust certificates
    collateralized
    by GNMA
   securities                          4.80            12.6          12.6       6.90
Equity investments                       --           198.9         199.4       6.63
Municipal bonds                       12.87            64.8          67.5       5.46
                                   --------      ----------    ----------    -------
   Total securities
     available for sale              22.43       $  3,151.1    $  3,162.5       7.02 %
                                   ========      ==========    ==========    =======
Securities held
  to maturity:
  Tax-exempt
    municipals                         7.50      $      0.5    $      0.5       7.45 %
  Financial                           16.42             2.0           2.0       7.96
                                   --------      ----------    ----------    -------
   Total bonds and other
     debt securities                  14.67      $      2.5    $      2.5       7.86 %
                                   ========      ==========    ==========    =======

(1) CONSISTS OF INTEREST-BEARING DEPOSITS IN OTHER BANKS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.


   During the year ended December 31, 2000, the Company sold available for sale securities aggregating $763.4 million, resulting in gross realized gains of $4.4 million and gross unrealized losses of $0.4 million

   During the year ended December 31, 1999, the Company sold available for sale securities aggregating $102.2 million, resulting in gross realized gains of $1.8 million and gross unrealized losses of $0.9 million

   During the year ended December 31, 1998, the Company sold available for sale securities aggregating $1.0 billion, resulting in gross realized gains of $3.7 million and gross unrealized losses of $1.1 million

SOURCES OF FUNDS

   GENERAL. The bank's primary sources of funds are deposits, loan sales and securitizations, payments on loans, mortgage backed and other debt securities, maturities and redemptions of investment securities, advances from the FHLB, and borrowings under repurchase agreements. Additionally, the Company has supplemented its funding sources through the prior acquisition of investment grade credit ratings from four credit rating agencies. Obtaining investment grade credit ratings has afforded the Company the ability to access the investment grade debt markets.

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

   FHLB ADVANCES. During 1999, the Company became a member of the FHLB. The Company obtained advances during 2000, totaling $775 million. At December 31, 2000, the outstanding balance was $1.0 billion. Interest expense related to these borrowings totaled $53.5 million and $15.3 million for the years ended December 31, 2000 and 1999. The advances are collateralized by certain one-to four-family residential mortgage loans pledged under a blanket lien to the FHLB.

   SENIOR AND SUBORDINATED BANK NOTES. In July 1997, the Company published an Offering Circular under Regulation D authorizing it to issue up to $3 billion of Senior and Subordinated Bank Notes (the "Notes"). Of this allowable capacity, the Company has, thus far, issued $200 million of 6.70% Senior Notes maturing July 15, 2002 and $150 million of 9.25% Subordinated Bank Notes maturing October 1, 2010. Interest expense attributed to the Notes was $15.2 million, $13.9 million and $13.9 million for each of the years ended December 31, 2000, 1999 and 1998, respectively.

   GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES. In June 1997, GreenPoint Capital Trust I, a Delaware statutory business trust owned by the Company, issued $200 million of 9.10% Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures ("Capital Securities"). The Junior Subordinated Debentures mature on June 1, 2027. Interest expense attributable to these Capital Securities was $18.3 million for each of the years ended December 31, 2000, 1999 and 1998.

   At December 31, 2000, the Company had outstanding $1,031.3 million in certificates of deposit in amounts of $100,000 or more, maturing as follows:

                                                WEIGHTED
                                  AMOUNT      AVERAGE RATE
                               -------------- -------------
                                  (DOLLARS IN MILLIONS)
Maturity period:
  Three months or less          $      273.8        4.88 %
  Over three through six
    months                             305.5        5.16
  Over six through twelve
    months                             246.9        5.55
  Over twelve months                   205.1        5.77
                                ------------
   Total                        $    1,031.3        5.45 %
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


                                                                   DECEMBER 31,
                                             -----------------------------------------------------------
                                                          2000                          1999
                                             ------------------------------ ----------------------------
                                                                  WEIGHTED                      WEIGHTED
                                                        PERCENT    AVERAGE             PERCENT   AVERAGE
                                                        OF TOTAL   NOMINAL             OF TOTAL  NOMINAL
                                              AMOUNT    DEPOSITS    RATE     AMOUNT    DEPOSITS    RATE
                                              ------    --------    ----     ------    --------    ----
                                                              (DOLLARS IN MILLIONS)
Account type:
  Savings and club                           $ 1,213.3    10.86%    2.10%   $ 1,369.9    11.85%     2.19%
  N.O.W. and checking                            577.0     5.16     0.48        540.4     4.67      0.99
  Variable rate savings                        1,871.5    16.75     3.32      1,981.4    17.14      3.30
  Money market                                   629.5     5.63     4.01        459.5     3.98      3.23
                                             ---------   -------            ---------   -------
    Total                                      4,291.3    38.40     2.69      4,351.2    37.64      2.60
                                             ---------   -------            ---------   -------
Term certificates of deposit:
  Certificates of deposit over $100,000        1,031.3     9.23     5.91        962.5     8.33      5.43
  Certificates of deposit less
    than $100,000 with original
    maturities of:
      6 months or less                           154.5     1.38     3.44        343.4     2.97      3.52
      6 to 12 months                           1,724.7    15.43     5.93      1,039.5     8.99      4.50
      12 to 30 months                          3,555.0    31.81     5.81      4,335.9    37.51      5.50
      30 to 48 months                            206.2     1.84     5.43        222.2     1.92      5.24
      48 to 72 months                            182.7     1.63     5.60        256.0     2.21      5.89
      72 to 84 months                             30.6     0.28     6.22         49.4     0.43      6.17
                                             ---------   -------            ---------   ------
        Total term certificates of deposit     6,885.0    61.60     5.79      7,208.9    62.36      5.26
                                             ---------   -------            ---------   -------
          Total deposits                     $11,176.3   100.00%    4.60%   $11,560.1   100.00%     4.26%
                                             =========   =======            =========   =======


                                                        DECEMBER 31,
                                                -----------------------------
                                                            1998
                                                -----------------------------
                                                                    WEIGHTED
                                                           PERCENT   AVERAGE
                                                           OF TOTAL  NOMINAL
                                                 AMOUNT    DEPOSITS   RATE
                                                 ------    --------   ----
                                                    (DOLLARS IN MILLIONS)
Account type:
  Savings and club                              $1,551.8     13.89%    2.17%
  N.O.W. and checking                              539.9      4.83     0.99
  Variable rate savings                          1,804.5     16.15     3.26
  Money market                                     524.3      4.69     3.20
                                                --------     -----
    Total                                        4,420.5     39.56     2.55
                                                --------     -----
Term certificates of deposit:
  Certificates of deposit over $100,000            819.4      7.33     5.38
  Certificates of deposit less
    than $100,000 with original
    maturities of:
      6 months or less                             205.1      1.84     3.62
      6 to 12 months                             2,250.2     20.14     4.98
      12 to 30 months                            2,722.2     24.36     5.34
      30 to 48 months                              313.0      2.80     5.21
      48 to 72 months                              377.2      3.38     5.90
      72 to 84 months                               65.5      0.59     6.31
                                               ---------    -------
        Total term certificates of deposit       6,752.6     60.44     5.21
                                               ---------    -------
        Total deposits                         $11,173.1    100.00%    4.16%
                                               =========    =======

   The following table presents, by various rate categories, the amount of certificates of deposit outstanding at the dates indicated.

                                DECEMBER 31,                         MATURITIES AT DECEMBER 31, 2000
                          ----------------------      --------------------------------------------------------------
                                                                                  ONE TO
                                                                    WITHIN         THREE
                            2000          1999          1998       ONE YEAR        YEARS      THEREAFTER      TOTAL
                          --------      --------      --------      --------      --------    ----------    --------
                                              (DOLLARS IN MILLIONS)
Certificates of deposit accounts:
  3.99% or less           $  762.3      $  927.5      $1,008.9      $  657.1      $  105.0      $  0.2        $762.3
  4.00% to 4.99%             317.8         944.7         963.0         157.4         107.4        53.0         317.8
  5.00% to 5.99%           1,440.8       4,145.9       4,234.2       1,354.2          83.4         3.2       1,440.8
  6.00% to 6.99%           4,346.8       1,161.4         514.8       3,312.4         966.9        67.5       4,346.8
  7.00% to 7.99%              17.3          28.0          28.9           1.7          15.4         0.2          17.3
  8.00% to 8.99%                --           1.4           2.1            --            --          --            --
  9.00% or greater              --            --           0.7            --            --          --            --
                          --------      --------      --------      --------      --------      ------      --------
    Total                 $6,885.0      $7,208.9      $6,752.6      $5,482.8      $1,278.1      $124.1      $6,885.0
                          ========      ========      ========      ========      ========      ======      ========



SUBSIDIARY ACTIVITIES

   The Company has formed four subsidiaries:

   GREENPOINT BANK. The Bank was organized in 1868 as a New York State chartered mutual savings bank. On January 28, 1994, the Bank converted from the mutual to the stock form of ownership, and the Company acquired 100% of its outstanding shares. The Bank is the principal subsidiary of the Company.

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

   TRUEWEB, INC. TWeeb, Inc., subsequently renamed TrueWeb, Inc. ("TrueWeb"), was incorporated in December 1999. TrueWeb is a wholly-owned subsidiary of the Company and was formed to pursue internet businesses strategic to GreenPoint. TrueWeb discontinued operating activity on June 30, 2000.

   As of December 31, 2000 the Bank has formed twenty-one subsidiaries:

   HEADLANDS MORTGAGE COMPANY. Headlands was acquired in a pooling of interests transaction on March 30, 1999. Headlands is located in Larkspur, California. On September 30, 1999, Headlands transferred all of its assets and the liabilities related to loan origination and servicing operations to its wholly-owned subsidiary GPM.

   GREENPOINT MORTGAGE FUNDING, INC. GPM was acquired on April 8, 1999. On September 30, 1999, the Bank transferred all of the issued and outstanding shares of GPM to Headlands. Also, on September 30, 1999, GreenPoint Mortgage Corp. (a wholly-owned subsidiary of Headlands) merged into GPM, with GPM as the surviving entity. GPM is headquartered in Larkspur, California and its activities consist of the origination, sale and servicing of mortgage loans.

   GREENPOINT CREDIT LLC. On September 30, 1999, the Bank transferred all issued and outstanding shares of GreenPoint Credit Corp., to Headlands, which then transferred these shares to GPM. GreenPoint Credit Corp. then merged into GPC with GPC the surviving entity. GPC's activities consist of the origination, sale and servicing of manufactured housing loans. In Mississippi, GPC conducts activities through its wholly-owned subsidiary, GreenPoint Credit of Mississippi, LLC. On September 30, 1999, GreenPoint Credit Corp. of Mississippi was merged into GreenPoint Credit of Mississippi, LLC.

   GP ASSET LLC. This subsidiary was incorporated on August 17, 2000 as a special purpose entity for manufactured housing securitizations. The company is a wholly-owned subsidiary of GPC and was inactive at December 31, 2000.

   GREENPOINT MORTGAGE SECURITIES INC. With the transfer of the mortgage assets and liabilities, Headlands transferred ownership of its securitization subsidiary, Headland Mortgage Securities, Inc., and its related subsidiaries Marin Conveyancing Corp. and Headlands Insurance Agency to GreenPoint Mortgage Funding, Inc. Headlands Securities, Inc. changed its name to GreenPoint Mortgage Securities Inc.

   GREENPOINT AGENCY, INC. This subsidiary was incorporated on June 30, 1998 as an insurance agency. GreenPoint Agency acts as an agent in connection with the sale of forced placed property insurance and standard property and casualty insurance. In Alabama, GreenPoint Agency conducts its activities through its wholly-owned subsidiary, GreenPoint Agency of Alabama, Inc.

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

   E4CLOSE INC. This subsidiary was incorporated on October 21, 1999. e4close Inc. lists foreclosed properties on the internet. All of the assets of e4close were sold on June 20, 2000 to Smart Online, Inc.

   GREENPOINT SECURITIES LLC. This subsidiary was incorporated on August 25, 1999 for the purpose of establishing an entity to sell mutual funds. There was no activity in 2000.

   OTHER REAL ESTATE SUBSIDIARIES. The Bank has formed five wholly-owned subsidiary corporations, all of which are incorporated under the laws of the State of New York, for the purpose of holding and maintaining certain properties acquired by the Bank as a result of foreclosure proceedings or deeds in lieu thereof. As of December 31, 2000, four of these subsidiaries were active. The Bank attempts to limit the carrying value of property held by any one subsidiary to approximately $5 million. Accordingly, in the event the Bank acquires additional properties through foreclosure or deeds in lieu thereof, the Bank may form additional subsidiaries for the purpose of holding and maintaining such properties. The properties selected by the Bank to be held in its subsidiaries generally consist of multi-family properties with five units or more, commercial properties and one-to four-family properties which have been identified by the Bank as having attributes which may subject the Bank to liabilities beyond those normally associated with its other real estate such as properties which are not in compliance with building codes or properties with potential environmental problems. Descriptions of the Bank's subsidiaries are set forth below:

   NEERG CORP. This subsidiary was formed in January 1990 and currently holds three properties having an aggregate carrying value of $0.6 million and an aggregate appraised value of $0.7 million, as of December 31, 2000, based on the Company's most recent appraisals.

   298 15TH STREET REALTY CORP. This subsidiary was formed in January 1993 and currently holds six properties having an aggregate carrying value of $1.5 million and an aggregate appraised value of $1.9 million as of December 31, 2000, based on the Company's most recent appraisals.

   NEERG SECOND CORP. This subsidiary was formed in June 1993 and currently holds two properties having an aggregate carrying value of $0.2 million and an aggregate appraised value of $0.2 million, as of December 31, 2000, based on the Company's most recent appraisals.

   ALPHA REO CORPORATION. This subsidiary was formed in March 1994 and currently holds two properties having an aggregate carrying value of $0.2 million and an aggregate appraised value of $0.2 million, as of December 31, 2000, based on the Company's most recent appraisals.

   BETA REO CORP. This subsidiary was formed in June 1994 and currently holds no properties.

PERSONNEL

   As of December 31, 2000, the Company had 3,817 full-time equivalent employees and 92 part-time equivalent employees. A collective bargaining unit does not represent the employees and the Company considers its relationship with its employees to be good.

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

   Provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank may continue to take special reserve method bad debt deductions. The deductible annual addition to the reserve may be computed using a specific formula based on the Bank's loss history ("Experience Method") or a statutory percentage equal to 32% of the Bank's New York State or City taxable income ("Percentage Method"). The Bank used the percentage method for 1999 and expects to use the percentage method for 2000.

   TAXABLE DISTRIBUTIONS AND RECAPTURE. Under prior federal law, tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. As a result of the 1996 legislation, these thrift related recapture rules were also eliminated. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain distributions or cease to maintain a bank charter. Management has no intention of taking such actions.

   At December 31, 2000, the Bank's total federal pre-1988 reserve was approximately $140 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

   The Bank also maintains a state and local tax reserve for qualifying loans in excess of the federal reserve for which no state and local tax has been provided. The amount of the Bank's state and city tax reserve for qualifying loans in excess of the federal reserve balance as of December 31, 2000 was approximately $453 million and $459 million, respectively. In the event the Bank were to allow "qualifying assets" to fall below 60% of total assets or otherwise fail certain definitional tests, the Bank would no longer be subject to the New York State and City reserve method of computing bad debt deductions as described above. As a result, the Bank would record a charge relating to the recapture of the then existing state and city tax reserves. Future bad debt deductions would be based on a "5-year experience" method, which is closely reflective of financial statement loan charge-off activity. Management is not contemplating any actions that would cause recapture of the qualifying reserves into taxable income.

   CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is calculated as federal taxable income adjusted for certain items of "tax preference."

   DIVIDENDS RECEIVED EXCLUSION AND OTHER MATTERS. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received exclusion is generally 70% in the case of dividends received from unaffiliated corporations with which the Company does not file a consolidated tax return, except that if the Company owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be excluded.

   The Company is being audited by the Internal Revenue Service for the calendar years 1997 and 1998. Management of the Company believes that any action taken by the service will not materially affect the financial condition and results of operation of the Company.

STATE AND LOCAL TAXATION

   NEW YORK STATE AND NEW YORK CITY TAXATION. The Company and the Bank join in the filing of a combined New York State and New York City. For calendar year 2000, the New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income with certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

   A temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this district and is subject to this surcharge. For the tax year ended December 31, 2000 the surcharge rate is 17% of the state franchise tax liability. New York City does not impose surcharges applicable to the Company.

   The Company is being audited by the New York State Department of Taxation and Finance for the tax years 1995 through 1997 and the New York City Department of Finance for the tax years 1994 and 1995. Management of the Company believes that any actions taken by the taxing authorities will not materially affect the financial condition and results of operations of the Company.

   MULTI STATE TAXATION. Generally, the Company and its subsidiaries are subject to tax in a state on the basis of income generating activities occurring within that state. Generally, state taxes are imposed on allocated income, average capital or a nominal minimum tax. For the tax year ended December 31, 2000, the Company and its subsidiaries are expected to file returns in most states using the allocated income alternative.

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

   GreenPoint, like other bank holding companies, currently is required to maintain Tier 1 and "total capital" (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2000, GreenPoint met both requirements, with Tier 1 and total capital equal to 9.17% and 10.94% of its total risk-weighted assets.

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

   The FRB also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 2000, GreenPoint's leverage ratio was 9.39%.

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

   The Bank is subject to similar risk-based and leverage capital requirements adopted by the FDIC. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2000. The Bank has not been advised by any federal banking agency or by the Banking Department of any specific minimum leverage ratio requirement applicable to it.

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

   As of December 31, 2000, GreenPoint Bank was "well capitalized," based on the "prompt corrective action" ratios and guidelines described above. It should be noted, however, that the Bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

   DIVIDEND RESTRICTIONS. State Banking Laws impose certain restrictions on the payment of dividends by the Bank to GreenPoint, including a provision that, without regulatory approval, the Bank cannot declare and pay dividends in any calendar year in excess of its net profits, as defined by the State Banking Laws, for that year combined with its retained net profits, as defined by the State Banking Laws, of the two preceding years, less any required transfer to surplus. Likewise, the approval of the FDIC is required for any dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits, as defined by the FDIC, for such year combined with its retained net profits, as defined by the FDIC, for the preceding two years. In addition, GreenPoint may not pay a dividend in an amount greater than its net profits then on hand. At December 31, 2000, $342.0 million of the total stockholders' equity of the Bank was available for payment of dividends to GreenPoint without approval by the applicable regulatory authority.

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

ITEM 2.  PROPERTIES

   The Company's executive office is located at 90 Park Avenue, New York, New York. This location contains approximately 41.1 thousand square feet of commercial office space, located on the 4th floor, which the Company leases. The Company also has an operating center at 1981 Marcus Avenue, Lake Success, New York. This location contains approximately 105.3 thousand square feet of commercial office space, which the Company leases. In addition, GreenPoint Mortgage leases an operating center in Charlotte, North Carolina at 5032 Parkway Plaza Boulevard, which contains 40.6 thousand square feet. GreenPoint Mortgage leases 112.3 thousand square feet of commercial office space located in Larkspur, California, including 16.3 thousand square feet at 700 Larkspur Landing Circle, 35.1 thousand square feet at 900 Larkspur Landing Circle and
60.9 thousand square feet at 1100 Larkspur Landing Circle. The Company maintains a servicing operations center located in Columbus, Georgia. In Columbus, GreenPoint Mortgage owns the property at 2300 Brookstone Boulevard, which contains 34.7 thousand square feet of office space. Also in Columbus is another property which the Company leases, located at 2920 Fourth Avenue. This property contains 15.4 thousand square feet and is used for office and storage space. The Company also maintains a servicing operations center at 1435 N. Dutton Avenue in Santa Rosa, California which has 15.2 thousand square feet and warehouse space of 12.4 thousand square feet at 1160 N. Dutton Avenue in Santa Rosa, California. Additionally, GPC leases 90.0 thousand square feet of office space at 10089 Willow Creek Road, San Diego, California. This location is the headquarters for the manufactured housing operations.

   The Bank operates its consumer banking activities out of 74 branches located throughout the New York metropolitan area.

   GreenPoint Mortgage operates its mortgage lending activities from its Charlotte, North Carolina operating center. Hub offices are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Michigan, New Jersey, Pennsylvania, Texas, Virginia and Washington.

ITEM 3.  LEGAL PROCEEDINGS

   PENDING LITIGATION

   In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, in which monetary damages and other forms of relief are sought. Certain of such actions involve alleged violations of consumer protection laws, including claims relating to the Corporation's loan collection efforts, and other federal and state banking laws. Certain of such actions involve claims for punitive damages. Management has established what it believes to be sufficient allocated reserves to cover any final judgments rendered in any such cases. Accordingly, management believes that these actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to the Company's shareholders during the quarter ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS

   The following sets forth-certain information regarding the individuals who are deemed to be executive officers of the Company.

   THOMAS S. JOHNSON, 60, has been Chairman and Chief Executive Officer of the Corporation since joining the Corporation in August 1993. He was also President of the Corporation from August 1993 to October 1997. Mr. Johnson has served as President of both Chemical Bank and Manufacturers Hanover Trust Company. He is a Director of Alleghany Corporation, a company engaged in the insurance and reinsurance businesses, RR Donnelley & Sons, Inc., a printing company, Online Resources & Communications Corporation, and a number of not-for-profit organizations, including The Institute of International Education, The Asia Society, The United States Japan Foundation, The Cancer Research Institute of America and WNET Channel 13, New York. He is Chairman of the Board of Trustees of Trinity College. A graduate of Trinity, he also has a masters degree in business administration from Harvard University.

   BHARAT B. BHATT, 57, has been a Director of the Corporation since October 1997. Mr. Bhatt joined the Corporation in June 1995 as Vice Chairman and was appointed as the Corporation's President and Chief Operating Officer in October 1997. Mr. Bhatt served as the Chief Financial Officer of Shawmut National Corporation from 1992 to 1994, as a Senior Vice President at Mellon Bank from 1989 to 1992 and held various positions at Chemical Bank from 1971-1989. A graduate of the University of Bombay, Mr. Bhatt also attended the Management Program at the Harvard Business School. Mr. Bhatt is a member of The Institute of Chartered Accountants.

   PETER T. PAUL, 57, has been a Director of the Corporation since March 1999. Mr. Paul became a member of the Corporation's management as a Vice Chairman in March 1999 following the Corporation's acquisition of Headlands Mortgage Company ("Headlands") and was appointed President and Chief Executive Officer of GPC in January 2000. Mr. Paul founded Headlands, which began operation in 1986, and served as its Chairman, Chief Executive officer and President. He earned a BA in business administration from the University of New Hampshire and an MBA from Boston University. Mr. Paul is a Director of the California Mortgage Bankers Association and the Federal Agricultural Mortgage Corporation (Farmer Mac).

   JEAN C. BINGHAM, 49, joined the Company in February 1993 and serves as Executive Vice President, Risk Management. Prior to that she served as Executive Vice President and Chief Operating Officer of Barclays American/Mortgage Corporation from 1993-1995 and Vice President, Retail Bank Mortgage Production at Anchor Savings Bank from 1989-1993. Previously, she was Senior Vice President, WeSav Funding Correspondent Division of WeSav Mortgage Corporation from 1987-1989 and Senior Vice President, National Funding Correspondent Division of Midland Mortgage Company from 1985-1987. Mrs. Bingham had also held various positions at Norwest Mortgage Inc. Mrs. Bingham earned a BA from the University of Minnesota.

   HOWARD C. BLUVER, 44, joined GreenPoint in June 1994 and currently serves as Executive Vice President, General Counsel, and Corporate Secretary. Prior to joining the Bank, Mr. Bluver held a variety of positions at the Office of Thrift Supervision in the Treasury Department. His final assignment was as Deputy Chief Counsel for Corporate Transactions. Prior to that he worked in private law practice and at the Securities and Exchange Commission and held positions from a Staff Attorney to Branch Chief of the Division of Corporation Finance. Mr. Bluver earned a BA in Political Science from SUNY Albany and a JD from SUNY Buffalo, School of Law.

   S. A. IBRAHIM, 49, joined GreenPoint in March 1997 and was appointed President and Chief Executive Officer of GreenPoint Mortgage in January 2000. Prior to that he served as Chief Operating Officer of the combined mortgage business of GreenPoint Mortgage and Headlands Mortgage upon completion of the Headlands acquisition. Prior to joining the Bank, Mr. Ibrahim was in charge of International Reengineering at American Express' Travel Related Services Company. Previously, he held various positions at Chemical Banking Corporation, including Chief Executive Officer of the Mortgage Business, Chief of Staff to the Vice Chairman in charge of Consumer Banking and Chief Credit Officer for Consumer Banking. He has also been head of the Credit Card Operations at Crocker Bank and Chief Financial Officer of the Business Services Division at Bank of America. Mr. Ibrahim holds a B. E. in Engineering from Osmania University in Hyderabad, India, and an MBA in Finance from the Wharton School at the University of Pennsylvania.

   JEFFREY R. LEEDS, 55, joined the Bank in September 1995 and serves as Executive Vice President and Chief Financial Officer. Prior to that, he served as Executive Vice President, Finance, and Treasurer. Before joining the Bank, Mr. Leeds held a variety of positions at Chemical Bank. His final assignment was as Head of the Asset and Liability Management staff. Prior to that he served for seven years as Chief Money Market Economist. Mr. Leeds began his career as an economist at the First National Bank of Chicago. He also spent two years as Director of New Product Development at the Chicago Board Options Exchange. Mr. Leeds earned a Bachelor's Degree in economics from the University of Michigan and holds a Masters in Business Administration and Master of Philosophy from the Columbia University Graduate School of Business.

   MARY M. MASSIMO, 55, joined GreenPoint in November 1999 and serves as Senior Vice President and Human Resources Director of the Bank. Before joining GreenPoint, she was head of Human Resources and office operations at Rockefeller & Co., Inc., between 1994-1999. From 1988-1994, she headed Human Resources at Swiss Bank Corporation North America. Ms. Massimo has also held senior positions in Human Resources at Drexel, Burnham, Lambert, Inc., and International Paper Co. Ms. Massimo earned a BA in psychology from the College of New Rochelle, and she earned both masters and doctorate degrees in psychology from Fordham University.

   CHARLES P. RICHARDSON, 54, joined the Company in April 1993 and was appointed Executive Vice President and Chief Financial Officer for GPC in January 2000. Prior to that he served as the Company's Executive Vice President, Corporate Development. Prior to joining the Company, Mr. Richardson was Executive Vice President and Chief Financial Officer for Dollar Dry Dock Bank (1985-1992) and was a banking and thrift industry consultant (1992-1993). Mr. Richardson holds a business degree in accounting from Temple University.

   RAMESH SHAH, 53, joined the Bank in June 1996 and serves as Executive Vice President, Consumer Banking of the Company and the Bank. Prior to that, he served as Executive Vice President, Marketing and Product Development. Before joining the Bank, Mr. Shah was Senior Vice President of NatWest Bancorp. (1994-1996); Senior Vice President of Shearson Lehman Brothers (1991-1994) and Senior Vice President of American Express Company (1988-1991). Mr. Shah holds a Masters in Business Administration from Columbia University and a Bachelor of Arts degree from Bates College.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock is currently listed on the New York Stock Exchange
(NYSE) under the symbol "GPT." Trading in the Company's stock commenced on January 28, 1994. As of March 19, 2001, 100,583,086 shares of common stock were issued and outstanding, and held by approximately 3,935 holders of record. In 2000 the Company paid a cash dividend of $0.25 per share in March, June, September and December. In 1999 the Company paid a cash dividend of $0.22 per share in March, June, September and December. In 1998 the Company paid a cash dividend of $0.16 per share in March, June, September and December.

   Information relating to the high, low and quarter-end closing sales prices of the Common Stock appears on page 51 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

   On March 30, 1999, the company completed a pooling transaction. Accordingly, the financial statements for all years presented have been restated to reflect the impact of the transaction.

ITEM 6.  SELECTED FINANCIAL DATA

   The above-captioned information appears under "Five Year Selected Consolidated Data" on pages 9 and 10 in the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

   In addition, the Company's ratios of average equity to average assets is 13.15%, 13.31%, and 11.25% for the years ended December 31, 2000, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The above captioned information appears under "Management's Discussion and Analysis" on pages 11 through 22 in the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

   The above captioned information appears under "Management's Discussion and Analysis" on pages 14 through 19 in the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The above captioned information appears on pages 23 through 28 in the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information presented under the heading "Information with Respect to Nominees and Continuing Directors" on pages 3 through 4 in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2001, which was filed with the SEC on March 23, 2001, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information relating to executive compensation included under the heading "Executive Compensation" on pages 10 through 17 (excluding the Stock Performance Graph on page 14) in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2001, which was filed with the SEC on March 23, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information relating to security ownership of certain beneficial owners and management included under the heading "Securities Owned by Directors and Executive Officers" on page 5 in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2001, which was filed with the SEC on March 23, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" on page 17 in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2001, which was filed with the SEC on March 23, 2001, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

GREENPOINT FINANCIAL CORP.
LIST OF EXHIBITS (FILED HEREWITH UNLESS OTHERWISE NOTED)

   (a)   The following documents are filed as a part of this report:

         (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2000 Annual Report to Shareholders:

                                                                           PAGES
                                                                           -----

Consolidated Statements of Financial Condition as of
  December 31, 2000 and 1999                                                  23

Consolidated Statements of Income for the years ended
        December 31, 2000, 1999 and 1998                                      24

Consolidated Statements of Comprehensive Income
  for the years ended December 31, 2000, 1999 and 1998                        25

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31,
  2000, 1999 and 1998                                                         26

Consolidated Statements of Cash Flows for the years
  ended December 31, 2000, 1999 and 1998                                   27-28

Notes to the Consolidated Financial Statements                             29-51

Report of Independent Accountants                                             52

 Exhibit
 Number
---------
     2.1 Purchase of Assets and Liability Assumption Agreement by and between Home Savings of America, FSB, and GreenPoint Bank(1)
     2.2 Stock Purchase Agreement between BankAmerica Corp. and GreenPoint Bank (2)
     2.3 Agreement and Plan of Merger by and among GreenPoint Financial Corp., GF Acquisition Corp. and Headlands Mortgage Company (3)
     3.1   Certificate of Incorporation of GreenPoint Financial Corp.(4)
     3.2   Bylaws of GreenPoint Financial Corp.(5)
     3.3   Restated Organization Certificate of GreenPoint Bank (6)
     3.4   Bylaws of GreenPoint Bank
    10.1 Employment Agreement Among GreenPoint Financial Corp., GreenPoint Bank and Bharat B. Bhatt (7)
    10.2 Amended Employment Agreement Among GreenPoint Financial Corp., GreenPoint Bank and Thomas S. Johnson (8)
    10.3 GreenPoint Financial Corp. Amended and Restated 1994 Stock Incentive Plan (9)
    10.4   GreenPoint Financial Corp. Non-Employee Directors Stock Option
           Plan (10)
    10.5   GreenPoint Bank Recognition and Retention Plan for Employees (11)
    10.6   GreenPoint Bank Retirement Plan for Independent Directors (12)
    10.7   GreenPoint Bank 1993 Directors' Deferred Fee Stock Unit Plan (13)
    10.8   GreenPoint Financial Corp. 1999 Stock Incentive Plan (14)
    10.9   GreenPoint Financial Corp. 1999 Annual Incentive Plan (15)
    10.10  GreenPoint Financial Corp. 2001 Stock Plan
    10.11  GreenPoint Financial Corp. Non-Employee Directors 2001 Stock Option
           Plan
    11.1   Statement Regarding Computation of Per Share Earnings
    12.1   Statement Regarding Computation of Ratios
    13.1   Annual Report to Shareholdersfor Fiscal Year ended December 31, 2000
    21.1   Subsidiaries of the Company
    23.1   Consent of Independent Accountants 27.1 Financial Data Schedule

(1) INCORPORATED BY REFERENCE TO EXHIBIT 2.1 TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q, DATED JUNE 30, 1995.
(2) INCORPORATED BY REFERENCE TO EXHIBIT 2.1 TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q, DATED MARCH 31, 1998.
(3) INCORPORATED BY REFERENCE TO EXHIBIT 2.1 TO COMPANY'S REGISTRATION STATEMENT ON FORM S-4, DATED FEBRUARY 18, 1999.
(4) INCORPORATED BY REFERENCE TO EXHIBIT 3.1 TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q, DATED MARCH 31, 1995.
(5)  INCORPORATED BY REFERENCE TO EXHIBIT 3.2 TO THE 1997 10-K.
(6)  INCORPORATED BY REFERENCE TO EXHIBIT 3.3 TO THE 1994 10-K.
(7)  INCORPORATED BY REFERENCE TO EXHIBIT 10.1 TO THE 1996 10-K.
(8)  INCORPORATED BY REFERENCE TO EXHIBIT 10.1 TO THE 1994 10-K.
(9)  INCORPORATED BY REFERENCE TO EXHIBIT 10.3 TO THE 1994 10-K.
(10) INCORPORATED BY REFERENCE TO EXHIBIT 10.4 TO THE 1994 10-K.
(11) INCORPORATED BY REFERENCE TO EXHIBIT 10.7 TO THE 1994 10-K.
(12) INCORPORATED BY REFERENCE TO EXHIBIT 10.8 TO THE 1994 10-K.
(13) INCORPORATED BY REFERENCE TO EXHIBIT 10.9 TO THE 1994 10-K.
(14) INCORPORATED BY REFERENCE TO EXHIBIT 10.13 TO THE 1999 10-K.
(15) INCORPORATED BY REFERENCE TO EXHIBIT 10.14 TO THE 1999 10-K.

  The Schedules have been omitted as the required information is either not applicable or has been included in the Notes to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

REPORTS ON FORM 8-K

  On October 3, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-1, Class A-2 Variable Asset-Backed Notes (the "Series 2000-1 Notes"). Also included was the monthly Payment Date Statement distributed to holders of Series 2000-1 Notes dated September 15, 2000.

  On October 3, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 1999-2 Revolving Home Equity Loan Asset-Backed Notes, Series 1999-2 (the "Series 1999-2 Notes"). GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of December 1, 1999. Also included was the Monthly Payment Date Statement distributed to holders of Series 1999-2 Notes dated September 15,2000.

  On October 10, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file a Pooling and Servicing Agreement (2000-4), dated as of September 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and as Servicer and Bank One, National Association as Trustee.

  On October 10, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file a Pooling and Servicing Agreement (2000-5), dated as of September 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and as Servicer and Bank One, National Association as Trustee.

  On October 11, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K to satisfy an undertaking to file copies of certain agreements executed in connection with the issuance of the GreenPoint Home Equity Loan Trust 2000-2, Home Equity Loan Asset-Backed Notes.

  On October 23, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report for August 31, 2000.

  On October 23, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) a Pooling and Servicing Agreement, dated as of March 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report for September 30, 2000.

  On October 23, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 13, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and the First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report for August 31, 2000.

  On October 23, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 13, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and the First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report for September 30, 2000.

  On October 23, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated May 31, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and the First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report for August 31, 2000.

  On October 23, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated May 31, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and the First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report for September 30, 2000.

  On November 6, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2000-1 Home Equity Loan Asset-Backed Securities. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of June 1, 2000. Also included was the Monthly Remittance Statement to the Certificateholders dated as of September 15, 2000.

  On November 15, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 1999-2 Revolving Home Equity Loan Asset-Backed Notes, Series 1999-2 (the "Series 1999-2 Notes"). GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of December 1, 1999. Also included was the Monthly Payment Date Statement distributed to holders of Series 1999-2 Notes dated October 16, 2000.

  On November 15, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-1, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-1 Notes"). GreenPoint Mortgage Securities Inc. is sponsor of the GreenPoint Home Equity Loan Trust, Series 2000-1, Class A-2 Variable Rate Asset Backed Notes. Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-1 Notes dated October 16, 2000.

  On November 17, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2000-1 Home Equity Loan Asset-Backed Securities. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of June 1, 2000. Also included was the Monthly Remittance Statement to the Certificateholders dated as of October 16, 2000.

  On November 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee; and (ii) the required Monthly Investor Servicing Report for October 31, 2000.

  On November 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 13, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and the First National Bank of Chicago as Trustee; and (ii) the required Monthly Investor Servicing Report for October 31, 2000.

  On November 28, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated May 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee; and (ii) the required Monthly Investor Servicing Report for October 31, 2000.

  On November 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated September 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee relating to Pass Through Certificates Series 2000-4; and (ii) the required Monthly Investor Servicing Report for September 30, 2000.

  On November 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated September 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee relating to Pass Through Certificates Series 2000-5; and (ii) the required Monthly Investor Servicing Report for September 30, 2000.

  On November 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated September 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee; and (ii) the required Monthly Investor Servicing Report for October 31, 2000.

  On December 7, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2000-2 Home Equity Loan Asset-Backed Certificates. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of September 1, 2000.

  On December 7, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2000-1 Home Equity Loan Asset-Backed Securities. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of June 1, 2000. Also included was the Monthly Remittance Statement to the Certificateholders dated as of November 15, 2000.

  On December 8, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2000-3 Home Equity Loan Asset-Backed Notes. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of December 1, 2000.

  On December 8, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 1999-2 Revolving Home Equity Loan Asset-Backed Notes, Series 1999-2 (the "Series 1999-2 Notes"). GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of December 1, 1999. Also included was the Monthly Payment Date Statement distributed to holders of Series 1999-2 Notes dated November 15, 2000.

  On December 12, 2000, GreenPoint Asset, LLC filed a current report on Form 8-K for the Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939 of a Corporation Designated to Act as Trustee.

  On December 12, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Opinion of Orrick, Herrington & Sutcliffe LLP with respect to tax matters; (ii) Consent of PricewaterhouseCoopers LLP; and (iii) External Computational Materials prepared by Credit Suisse First Boston Corporation.

  On December 13, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2000-3 Home Equity Loan Asset-Backed Notes. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of December 1, 2000.

  On December 20, 2000, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-1, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-1 Notes"). GreenPoint Mortgage Securities Inc. is sponsor of the GreenPoint Home Equity Loan Trust, Series 2000-1, Class A-2 Variable Rate Asset Backed Notes. Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-1 Notes dated November 15, 2000.

  On December 20, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to file the following documents: (i) the Opinion of Orrick, Herrington & Sutcliffe LLP with respect to tax matters; (ii) Consent of PricewaterhouseCoopers LLP; and (iii) External Computational Materials prepared by Credit Suisse First Boston Corporation.

  On December 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee; and (ii) the required Monthly Investor Servicing Report for November 30, 2000.

  On December 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 13, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee; and (ii) the required Monthly Investor Servicing Report for November 30, 2000.

  On December 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated May 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee; and (ii) the required Monthly Investor Servicing Report for November 30, 2000.

  On December 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated September 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee; and (ii) the required Monthly Investor Servicing Report for October 31, 2000.

  On December 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated September 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee; and (ii) the required Monthly Investor Servicing Report for November 30, 2000.

  On December 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes a Pooling and Servicing Agreement (2000-6), dated December 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and as Servicer and Bank One, National Association, as Trustee.

  On December 29, 2000, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes a Pooling and Servicing Agreement (2000-7), dated December 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and as Servicer and Bank One, National Association, as Trustee.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GreenPoint Financial Corp.

                        By:  /s/ Thomas S. Johnson
                           --------------------------
                           Thomas S. Johnson
                           Chairman of the Board
                           and Chief Executive Officer

Dated: March 23, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----


/s/ Thomas S. Johnson          Chairman of the Board              March 23, 2001
------------------------       and Chief Executive Officer
    Thomas S. Johnson


/s/ Bharat B. Bhatt            Member of the Board,               March 23, 2001
------------------------       President and Chief
    Bharat B. Bhatt            Operating Officer


/s/ Peter T. Paul              Vice Chairman, President           March 23, 2001
------------------------       and Chief Executive Officer
    Peter T. Paul              of GreenPoint Credit


/s/ Dan F. Huebner             Director                           March 23, 2001
------------------------
    Dan F. Huebner


/s/ William M. Jackson         Director                           March 23, 2001
------------------------
    William M. Jackson


/s/ Robert M. McLane           Director                           March 23, 2001
------------------------
    Robert M. McLane


/s/ Charles B. McQuade         Director                           March 23, 2001
------------------------
    Charles B. McQuade

SIGNATURE                      TITLE                              DATE
---------                      -----                              ----


/s/ Alvin N. Puryear           Director                           March 23, 2001
------------------------
    Alvin N. Puryear


/s/ Robert P. Quinn            Director                           March 23, 2001
------------------------
    Robert P. Quinn


/s/ Edward C. Schmults         Director                           March 23, 2001
------------------------
    Edward C. Schmults


/s/ Robert F. Vizza            Director                           March 23, 2001
------------------------
    Robert F. Vizza


/s/ Jeffrey R. Leeds           Executive Vice President           March 23, 2001
------------------------       and Chief Financial Officer
    Jeffrey R. Leeds


/s/ Joseph D. Perillo          Senior Vice President              March 23, 2001
------------------------       and Controller
    Joseph D. Perillo