Form 10-Q
period 2001-03-31
GREENPOINT FINANCIAL CORP
filed 2001-05-11
CIK 911935

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

                              For the Quarter Ended
                                 MARCH 31, 2001

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

                   /X/ Yes                                 / / No

    As of May 4, 2001 there were 100,985,053 shares of common stock outstanding.

                           GREENPOINT FINANCIAL CORP.

                                    FORM 10-Q

                              FOR THE QUARTER ENDED
                                 MARCH 31, 2001

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----
Item 1 - Financial Statements

   Consolidated Statements of Financial Condition (unaudited) as of
   March 31, 2001 and December 31, 2000                                             3

   Consolidated Statements of Income (unaudited) for the quarters ended
   March 31, 2001 and 2000                                                          4

   Consolidated Statements of Comprehensive Income (unaudited) for the
   quarters ended March 31, 2001 and 2000                                           5

   Consolidated Statements of Changes in Stockholders' Equity
   (unaudited) for the three months ended March 31, 2001 and 2000                   6

   Consolidated Statements of Cash Flows (unaudited) for the three
   months ended March 31, 2001 and 2000                                             7

   Notes to the Unaudited Consolidated Financial Statements                         8


Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     18

Item 3 - Quantitative and Qualitative Disclosure about Market Risk                 30


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                         37

Item 6 - Exhibits and Reports on Form 8-K                                          39

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                               MARCH 31,     DEC. 31,
(IN MILLIONS, EXCEPT SHARE AMOUNTS)                              2001          2000
======================================================================================
ASSETS
Cash and due from banks                                        $    164      $    140
Money market investments                                             49           171
Loans receivable held for sale                                    2,765         1,981
Federal Home Loan Bank of New York stock                            117            96
Securities available for sale                                     3,440         2,678
Securities available for sale-pledged to creditors                  469           388
Retained interests in securitizations                               178           159
Securities held to maturity (fair value of $3 and $3,
   respectively)                                                      3             3
Loans receivable held for investment:
   Mortgage loans                                                 8,121         8,116
   Other loans                                                      560           580
   Deferred loan fees and unearned discount                          (5)           (9)
   Allowance for possible loan losses                              (113)         (113)
--------------------------------------------------------------------------------------
     Loans receivable held for investment, net                    8,563         8,574
--------------------------------------------------------------------------------------
Other interest-earning assets                                       130           128
Accrued interest receivable                                          86            87
Banking premises and equipment, net                                 128           131
Servicing assets                                                    200           197
Goodwill, net                                                       844           864
Other assets                                                        176           168
--------------------------------------------------------------------------------------
     Total assets                                              $ 17,312      $ 15,765
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   N.O.W. and checking                                         $    598      $    577
   Savings                                                        1,214         1,213
   Variable rate savings                                          1,873         1,872
   Money market                                                     724           629
   Term certificates of deposit                                   6,635         6,885
--------------------------------------------------------------------------------------
     Total deposits                                              11,044        11,176
--------------------------------------------------------------------------------------
Notes payable                                                         2             2
Mortgagors' escrow                                                  111            90
Federal funds purchased and securities sold under
   agreements to repurchase                                         460           350
Federal Home Loan Bank of New York advances                       2,150         1,000
Senior bank notes                                                   134           138
Subordinated bank notes                                             150           150
Guaranteed preferred beneficial interest in Company's
   junior subordinated debentures                                   200           200
Liability under recourse exposure                                   106           132
Other liabilities                                                   817           477
--------------------------------------------------------------------------------------
     Total liabilities                                           15,174        13,715
--------------------------------------------------------------------------------------
Commitments and contingencies
STOCKHOLDERS' EQUITY:
   Preferred stock ($0.01 par value; 50,000,000 shares
     authorized; none issued)                                        --            --
   Common stock ($0.01 par value; 220,000,000 shares
    authorized; 100,583,086 shares and 100,105,414 shares
    issued, respectively)                                             1             1
   Additional paid-in capital                                       866           862
   Unallocated Employee Stock Ownership Plan (ESOP) shares          (99)         (100)
   Unearned stock plans shares                                       (1)           (2)
   Retained earnings                                              1,587         1,532
   Accumulated other comprehensive income, net                       36            17
   Treasury stock, at cost (9,678,078 shares and
     10,155,750 shares, respectively)                              (252)         (260)
--------------------------------------------------------------------------------------
     Total stockholders' equity                                   2,138         2,050
--------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                $ 17,312      $ 15,765
======================================================================================

   (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               QUARTER ENDED
                                                                 MARCH 31,
--------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                      2001         2000
================================================================================
INTEREST INCOME:
   Mortgage loans held for investment                       $ 179        $ 188
   Securities                                                  56           35
   Loans held for sale                                         47           31
   Money market investments                                     3            9
   Other                                                       22           25
--------------------------------------------------------------------------------
     Total interest income                                    307          288
--------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                   125          124
   Other borrowed funds                                        28           13
   Long-term debt                                              11            8
--------------------------------------------------------------------------------
     Total interest expense                                   164          145
--------------------------------------------------------------------------------
Net interest income                                           143          143
Provision for loan losses                                      (5)          (8)
--------------------------------------------------------------------------------
Net interest income after provision for loan losses           138          135
--------------------------------------------------------------------------------
NON-INTEREST INCOME:
   Income from fees and commissions:
     Loan servicing fees                                       31           32
     Banking services fees and commissions                     11            9
     Other                                                      4            2
--------------------------------------------------------------------------------
       Total income from fees and commissions                  46           43
   Net gain on sales of loans                                  76           46
   Change in valuation of retained interests                   --           (3)
   Net gain on securities                                       6            1
--------------------------------------------------------------------------------
       Total non-interest income                              128           87
--------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
   General and administrative expenses:
     Salaries and benefits                                     57           51
     Employee Stock Ownership and stock plans expense           6            3
     Net expense of premises and equipment                     21           20
     Federal deposit insurance premiums                         1            1
     Other administrative expenses                             31           29
--------------------------------------------------------------------------------
       Total general and administrative expenses              116          104
   Goodwill amortization                                       20           20
--------------------------------------------------------------------------------
       Total non-interest expense                             136          124
--------------------------------------------------------------------------------
Income before income taxes                                    130           98
Income taxes related to earnings                               52           40
--------------------------------------------------------------------------------
Net income                                                  $  78        $  58
================================================================================
Basic earnings per share                                    $0.88        $0.63
================================================================================
Diluted earnings per share                                  $0.86        $0.63
================================================================================

   (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                                        QUARTER ENDED
                                                                                          MARCH 31,
---------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                                          2001        2000
=========================================================================================================

Net income                                                                              $ 78        $ 58
---------------------------------------------------------------------------------------------------------
 Other comprehensive income, before tax:
       Unrealized gain on securities:
       Unrealized holding gain arising during period                                      41           1
       Less: reclassification adjustment for gains included in net income                 (6)         (1)
---------------------------------------------------------------------------------------------------------
Other comprehensive income, before tax                                                    35          --
Income tax expense related to items of other comprehensive income                        (16)         --
---------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                                                    19          --
---------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME, NET OF TAX                                                  $ 97        $ 58
=========================================================================================================





















     (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
-----------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                                           2001        2000
===========================================================================================================
COMMON STOCK
Balance at beginning of period                                                        $     1      $     1
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                                                    1            1
-----------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period                                                            862          858
Reissuance of treasury stock                                                               (8)          (2)
Amortization of ESOP shares committed to be released                                        5            2
Amortization of stock plans shares                                                         --           --
Tax benefit for vested stock plans shares                                                   7            1
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                                                  866          859
-----------------------------------------------------------------------------------------------------------
UNALLOCATED ESOP SHARES
Balance at beginning of period                                                           (100)        (105)
Amortization of ESOP shares committed to be released                                        1            1
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                                                  (99)        (104)
-----------------------------------------------------------------------------------------------------------
UNEARNED STOCK PLANS SHARES
Balance at beginning of period                                                             (1)          (3)
Amortization of stock plans shares                                                         --           --
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                                                   (1)          (3)
-----------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at beginning of period                                                          1,531        1,408
Net income                                                                                 78           58
Dividends declared                                                                        (22)         (23)
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                                                1,587        1,443
-----------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Balance at beginning of period                                                             17          (11)
Net change in accumulated other comprehensive income, net                                  19           --
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                                                   36          (11)
-----------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance at beginning of period                                                           (261)        (160)
Reissuance of treasury stock                                                               21            2
Purchase of treasury stock                                                                (12)          (8)
-----------------------------------------------------------------------------------------------------------
Balance at end of period                                                                 (252)        (166)
-----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                            $ 2,138      $ 2,019
===========================================================================================================

     (SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS)

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
--------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                                                           2001        2000
==========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                           $    78      $    58
Adjustments to reconcile net income to net cash used in operating activities:
    Provision for loan losses                                                                              5            8
    Depreciation and amortization                                                                         28           28
    ESOP and stock plans expense                                                                           6            3
    Capitalization of servicing assets                                                                   (17)         (17)
    Amortization and impairment of servicing assets                                                       14           10
    (Increase) decrease in assets associated with operating activities:
       Loans receivable held for sale                                                                   (784)        (489)
       Retained interests in securitizations                                                              (9)          36
       Accrued interest receivable                                                                         1           (7)
       Other assets                                                                                      (24)          19
    Increase (decrease) in liabilities associated with operating activities:
       Trading related liabilities                                                                        --            2
       Liabilities under recourse exposure                                                               (26)           3
       Other liabilities                                                                                 (15)        (315)
    Other, net                                                                                            (4)          (1)
--------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                                         (747)        (662)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in:
       Loans receivable held for investment                                                                3           26
       Premises and equipment                                                                             (6)          (6)
    Available for sale securities:
       Proceeds from maturities                                                                           68          342
       Proceeds from sales                                                                               664           50
       Purchase of securities                                                                         (1,404)        (439)
       Principal repayments                                                                              216           51
    Federal Home Loan Bank Stock: purchases                                                              (21)          (4)
    Other, net                                                                                             6            2
--------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                                           (474)          22
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in:
       Domestic deposits                                                                                (133)        (101)
       Mortgagors' escrow accounts                                                                        21           25
       Notes payable                                                                                      --           (1)
       Securities sold under agreements to repurchase                                                    110          123
    Federal Home Loan Bank advances: proceeds                                                          1,150           --
    Cash dividends paid                                                                                  (22)         (23)
    Treasury stock purchased                                                                             (12)          (8)
    Exercise of stock options                                                                             13           --
    Retirement of long term debt                                                                          (4)          --
--------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                                    1,123           15
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                                (98)        (625)
Cash and cash equivalents at beginning of period                                                         311        1,232
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                           $   213      $   607
==========================================================================================================================
NON-CASH ACTIVITIES:
    Additions to other real estate owned, net                                                        $    (4)     $    (4)
==========================================================================================================================
    Unsettled trades                                                                                 $  (466)     $    (2)
==========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                                                       $    44      $    22
==========================================================================================================================
    Interest paid                                                                                    $   123      $   132
==========================================================================================================================

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

The unaudited consolidated interim financial statements presented should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report to shareholders for the year ended December 31, 2000.

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

When the Company securitizes manufactured housing loans and mortgages it may retain servicing rights and one or more retained interests. In addition, the Company may sell loans under recourse arrangements, which may be in the form of a corporate guarantee issued by GreenPoint Bank (the "Bank") and backed by a letter of credit or a credit default swap. In calculating the gain or loss on the sale, the Company allocates the cost basis of the loans sold between the assets sold, and the retained interests and servicing rights based on their relative fair values at the date of sale. The liabilities associated with these guarantees are reported separately as liability under recourse exposure. A gain or loss is recognized as the difference between the cash proceeds from the sale and the allocated cost basis of the assets sold, less the estimated fair value of the corporate guarantee.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


RETAINED INTERESTS IN SECURITIZATIONS
Retained interests in securitizations include interest-only strips, subordinated certificates and transferor interests and the recorded liabilities for limited recourse provided on mortgage loans and recourse provided on manufactured housing loans securitized and sold.

During the fourth quarter of 2000, the Company adopted the Emerging Issues Task Force Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" under which interest income and expense on retained interests are recognized using the effective yield method. The Company classifies its retained interests in securitizations as available for sale and carries these securities at fair value. If the fair value of retained interests declines below its carrying amount (excluding unrealized gains), the change in valuation is recognized in the consolidated statement of income and is classified as a change in valuation of retained interests. Unrealized gains are reported, net of applicable taxes, in accumulated other comprehensive income, as a separate component of stockholders' equity.

On a quarterly basis, GreenPoint reviews the adequacy of the liability under recourse exposure based on management's best estimate of future cash flows associated with the recourse arrangements. The change in valuation is recognized in the Consolidated Statement of Income as a change in valuation of retained interests.

To obtain fair values, quoted market prices are used if available. Because market quotes are generally not available for retained interests, the Company generally estimates fair value based upon the present value of estimated future cash flows using assumptions of prepayments, defaults, loss severity rates, and discount rates that the Company believes market participants would use for similar assets and liabilities.

SERVICING ASSETS
Servicing assets are carried at the lower of cost or fair value based on defined risk strata and are amortized in proportion to and over the expected servicing period.

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

2.  STOCK INCENTIVE PLAN

For the three months ended March 31, 2001, the Company granted options to purchase 1,600,500 shares of the Company's common stock to certain officers, at an average exercise price of $36.12. These awards vest over two to three years on the anniversary dates of the awards.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.    LOANS RECEIVABLE HELD FOR SALE

The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.


                                                       MARCH 31,    DECEMBER 31,
(IN MILLIONS)                                            2001           2000
--------------------------------------------------------------------------------
LOANS RECEIVABLE HELD FOR SALE:
   Residential mortgage loans                           $2,230          $1,572
   Home equity lines of credit                             390             178
   Manufactured housing loans                               78             101
   Manufactured housing land/home loans                     46             118
   Guaranteed student loans                                  2               2
   Deferred loan origination fees and unearned
     discount                                               19              10
--------------------------------------------------------------------------------
     Loans receivable held for sale                     $2,765          $1,981
================================================================================

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. RECOURSE ARRANGEMENTS, RETAINED INTERESTS IN SECURITIZATIONS AND SERVICING ASSETS

GreenPoint securitizes manufactured housing loans and mortgages and may enter into recourse arrangements in the form of the retention of subordinated interests or the issuance of a corporate guarantee. In addition, when GreenPoint securitizes and sells manufactured housing loans and mortgages, it may retain servicing assets. The following describes the balances associated with recourse arrangements, the balances and activity in the corresponding retained interests, the balances and activity in servicing assets and the economic assumptions used in valuing the retained interests and servicing assets.

RECOURSE ARRANGEMENTS
GreenPoint has established liabilities for limited recourse provided on mortgage loans and recourse provided on manufactured housing loans that have been securitized or sold. The investors and the securitization trusts have no recourse to GreenPoint's other assets for failure of debtors to pay when due, except for the retained interests related to both mortgage and manufactured housing securitizations and the liability under the corporate guarantee related to the manufactured housing securitizations.

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities:


                                                    MARCH 31, 2001
----------------------------------------------------------------------------------
                                                       MAXIMUM
                                       PRINCIPAL       RECOURSE       RECORDED
(IN MILLIONS)                           BALANCE       EXPOSURE(1)     LIABILITY
==================================================================================
Manufactured housing securitizations  $      5,119    $       905    $         97
Manufactured housing sales                     328            328               8
Mortgage securitizations (2)                 1,520            131             ---
Mortgage sales (3)                           1,065          1,043               1
==================================================================================

                                                  DECEMBER 31, 2000
----------------------------------------------------------------------------------
                                                       MAXIMUM
                                       PRINCIPAL       RECOURSE       RECORDED
(IN MILLIONS)                           BALANCE      EXPOSURE (1)     LIABILITY
==================================================================================
Manufactured housing securitizations  $      5,057    $       899    $        121
Manufactured housing sales                     334            334              10
Mortgage securitizations (2)                 1,744            125             ---
Mortgage sales (3)                           1,175          1,152               1
==================================================================================

----------
(1) REPRESENTS THE MAXIMUM RECOURSE EXPOSURE RELATING TO RECOURSE ARRANGEMENTS IN THE FORM OF THE RETENTION OF SUBORDINATED INTERESTS OR THE ISSUANCE OF A CORPORATE GUARANTEE.
(2) THE NET PRESENT VALUE OF EXPECTED CASH OUTFLOWS ON THE MORTGAGE SECURITIZATION RECOURSE ARRANGEMENTS IS REFLECTED IN THE VALUATION OF THE MORTGAGE RETAINED INTERESTS.
(3) THE RECOURSE ARRANGEMENTS UNDER THE MORTGAGE SALE TRANSACTIONS REPRESENT A RISK SHARING ARRANGEMENT IN WHICH GREENPOINT HAS TRANSFERRED THE FIRST 2% OF LOSSES TO THE PURCHASER.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


In addition to the recourse arrangements described in the table above, at March 31, 2001 and December 31, 2000, GreenPoint has provided representations and warranties on mortgage loans with remaining principal balances of $7.5 billion and $6.7 billion, respectively. GreenPoint has established liabilities related to representations and warranties for mortgage loans of $8 million and $7 million, which is included in other liabilities, at March 31, 2001 and December 31, 2000, respectively.

The following presents quantitative information about delinquencies on loans sold with recourse:


                                         MARCH 31,  DEC. 31,    MARCH 31,   DEC. 31,
                                           2001       2000        2001       2000
------------------------------------------------------------------------------------
(IN MILLIONS)                          MANUFACTURED HOUSING          MORTGAGE
====================================================================================
Principal balance of loans                $5,447     $5,391     $2,585     $2,919
Principal balance of loans 90 days or
  more past due (1)                          183        182         30         29
====================================================================================

----------
(1)   MANUFACTURED HOUSING PAST DUE LOANS INCLUDE REPOSSESSED INVENTORY.

BALANCES AND CHANGES IN RETAINED INTERESTS
The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:


                                                    AT AND FOR THE
                                                    QUARTER ENDED
-----------------------------------------------------------------------
                                                 MARCH 31,    MARCH 31,
(IN MILLIONS)                                       2001        2000
=======================================================================
LIABILITY FOR RECOURSE EXPOSURE
  Balance at beginning of period                   $ 131         $  32
  Provisions charged to income at
    securitization/sale                               --             1
  Letter of credit draws and other charges           (26)           (1)
  Change in valuation of retained interests           --             3
-----------------------------------------------------------------------
  Balance at end of period                         $ 105         $  35
=======================================================================

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The assets recognized as retained interests in securitizations include interest-only strips, transferor interests and subordinated certificates. The activity in retained interests in securitizations is summarized as follows:


                                        AT AND FOR THE QUARTER ENDED
                                                 MARCH 31,
------------------------------------------------------------------------
                                       2001     2000     2001     2000
------------------------------------------------------------------------
                                       MANUFACTURED
(IN MILLIONS)                            HOUSING           MORTGAGE
========================================================================
RETAINED INTERESTS IN
SECURITIZATIONS
Balance at beginning of period       $    46  $    53  $   113  $    72
Additions from securitizations            13        6        2       15
Interest income                            2      ---        5        4
Cash received                             (5)      (4)      (8)      (6)
Unrealized gain (loss)                     4      ---        6       (2)
Sales of subordinated certificates       ---      (40)     ---      ---
------------------------------------------------------------------------
Balance at end of period             $    60  $    15  $   118  $    83
========================================================================

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management's best estimate of the fair value of future cash flows associated with the retained interests. GreenPoint also reviews the adequacy of the value of the recorded liability on a quarterly basis, based on management's best estimate of future cash flows associated with the corporate guarantee.

VALUATION ASSUMPTIONS
The key economic assumptions used in estimating the fair value of retained interests capitalized during the quarter ended March 31, 2001 and the assumptions used in estimating the fair value of the entire portfolio of retained interests at March 31, 2001 were as follows:


                                CAPITALIZED DURING
                                THE QUARTER ENDED   ESTIMATE OF FAIR VALUE AT
-----------------------------------------------------------------------------
                                   MARCH 31, 2001        MARCH 31, 2001
-----------------------------------------------------------------------------
                                    MANUFACTURED    MANUFACTURED
                                      HOUSING         HOUSING      MORTGAGE
=============================================================================
Weighted average life (in years)            4.9           4.5          1.4
Weighted average prepayment rate(1)        12.5 %        12.7 %       47.4 %
Weighted average default rate               3.0 %         4.2 %        N/A
Loss severity rate                         61.2 %        63.4 %        N/A
Weighted average loss rate                  1.8 %         2.7 %        0.8 %
Asset cash flows discounted at             14.0 %        14.0 %       12.8 %
Liability cash flows discounted at          ---         6.5 %         ---
=============================================================================

----------
(1) EXCLUDES WEIGHTED AVERAGE DEFAULT RATE.

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

GreenPoint receives annual servicing fees approximating 1.0% and 0.5% of the principal balances for manufacturing housing loans and mortgage loans, respectively.

The activity in servicing assets is summarized as follows:


                                           AT AND FOR THE QUARTER ENDED MARCH 31,
-----------------------------------------------------------------------------------
                                           2001        2000       2001       2000
(IN MILLIONS)                            MANUFACTURED HOUSING         MORTGAGE
===================================================================================
SERVICING ASSETS
Balance at beginning of period           $ 142       $ 126       $  60       $  55
Additions                                    5          11          12           6
Amortization                                (6)         (7)         (5)         (3)
-----------------------------------------------------------------------------------
Balance at end of period                   141         130          67          58
-----------------------------------------------------------------------------------
RESERVE FOR IMPAIRMENT OF SERVICING
ASSETS
Balance at beginning of period              --          --          (5)         --
Additions                                   --          --          (3)         --
-----------------------------------------------------------------------------------
Balance at end of period                    --          --          (8)         --
-----------------------------------------------------------------------------------
SERVICING ASSETS, NET                    $ 141       $ 130       $  59       $  58
===================================================================================

At March 31, 2001, the estimated fair values of manufactured housing and mortgage servicing assets were $171 million and $67 million, respectively.

At December 31, 2000, the estimated fair values of manufactured housing and mortgage servicing assets were $169 million and $64 million, respectively.

The significant assumptions used in estimating the fair value of the servicing assets were as follows:


                                         MARCH 31, 2001
------------------------------------------------------------
                                  MANUFACTURED
                                    HOUSING        MORTGAGE
------------------------------------------------------------
Weighted average prepayment rate      13.1 % (1)     31.4 %
Weighted average life (in years)       4.3            3.2
Weighted average default rate          3.8 %          N/A
Cash flows discounted at              14.0 %         10.2 %
------------------------------------------------------------

----------
(1)  EXCLUDES WEIGHTED AVERAGE DEFAULT RATE.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5. BUSINESS SEGMENTS

The Company consists of three domestic business segments offering unique products and services. The Mortgage Banking segment is in the business of originating, selling, securitizing and servicing residential mortgage loans. The Company has historically funded its mortgage portfolio with consumer deposits raised through its Consumer Banking operations. The Consumer Banking segment consists of 74 full service banking offices offering a variety of financial services to the Greater New York City area. The Manufactured Housing segment primarily originates, securitizes and services manufactured housing loans.

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


                                                                QUARTER ENDED MARCH 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                 MANUFACTURED    SEGMENT                  CONSOLIDATED
(IN MILLIONS)                          MORTGAGE      CONSUMER      HOUSING        TOTALS       OTHER         TOTALS
=======================================================================================================================
Net interest income                    $       61   $       53   $          9   $      123   $       20    $       143
Income from fees and commissions               (1)          11              4           14            1             15
Loan servicing fees                             2          ---             29           31          ---             31
Net gain on sale of loans                      65          ---             11           76          ---             76
Segment gain (loss) before taxes               93           29              8          130          ---            130
Significant non-cash items:
   Depreciation and amortization                4           13             10           27            1             28
   ESOP and stock plans expense                 2            1              2            5            1              6
   Change in valuation of retained            ---          ---            ---          ---          ---            ---
     interests

Total Assets                           $   11,011   $   11,484   $      1,239   $   23,734   $    (6,422)  $    17,312
=======================================================================================================================


                                                                QUARTER ENDED MARCH 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                 MANUFACTURED    SEGMENT                  CONSOLIDATED
(IN MILLIONS)                          MORTGAGE      CONSUMER      HOUSING        TOTALS       OTHER         TOTALS
=======================================================================================================================
Net interest income                    $       58   $       58   $         11   $      127   $       16    $       143
Income from fees and commissions              ---            9              2           11          ---             11
Loan servicing fees                             5          ---             27           32          ---             32
Net gain on sale of loans                      24          ---             22           46          ---             46
Segment gain (loss) before taxes               72           34             17          123           (25)           98
Significant non-cash items:
   Depreciation and amortization                4           12              9           25            3             28
   ESOP and stock plans expense                 1            1              1            3          ---              3
   Change in valuation of retained            ---          ---             (3)          (3)         ---             (3)
     interests

Total Assets                           $    9,994   $   11,950   $      1,701   $   23,645   $    (8,469)  $    15,176
=======================================================================================================================

----------
(1)  REPRESENTS UNALLOCATED CORPORATE AMOUNTS AND ELIMINATIONS.
(2) FOR THE PURPOSE OF INTERNAL MANAGEMENT REPORTING, THE COMPANY RECORDS INTERSEGMENT FUNDS TRANSFERS AND ELIMINATES THESE TRANSFERS ON A CONSOLIDATED BASIS FOR GAAP REPORTING. INTERSEGMENT ASSETS AND LIABILITIES ELIMINATED FOR CONSOLIDATION PURPOSES WERE $11.0 BILLION AND $8.5 BILLION FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000, RESPECTIVELY. NET INTEREST INCOME CORRESPONDING TO THE ASSUMED FUNDS TRANSFERS IS ALLOCATED ACCORDINGLY.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. HEDGING ACTIVITIES


On June 15, 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities ("SFAS 133"), subsequently amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No.
133). On January 1, 2001, GreenPoint adopted SFAS 133 as amended, in accounting for its derivative financial instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. GreenPoint's interest rate lock commitments are recorded as derivative instruments and measured using a discounted cash flow model. The fair value of the interest rate lock commitments represents the change in fair value resulting from interest rate movements between inception and the reporting date. Changes in the fair value of derivatives are recorded in each period in current earnings. A transition adjustment was recognized as a cumulative effect of a change in accounting principle in the consolidated statement of income at January 1, 2001. The transition adjustment did not have a material impact on the consolidated statement of income.

The Bank uses interest rate swaps to manage the interest rate risk associated with its fixed rate manufactured housing loans and interest rate lock commitments prior to securitization. The notional amounts of these contracts were $140 million and $175 million at March 31, 2001 and December 31, 2000, respectively. The interest rate swaps designated as fair value hedging instruments to manage the interest rate risk associated with fixed rate manufactured housing loans had notional values of $60 million and $95 million at March 31, 2001 and December 31, 2000, respectively. The net gain representing the amount of hedge ineffectiveness during the quarter ended March 31, 2001 was $0.3 million and is included in other non-interest income.

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie and Freddie Mac securities ("forward delivery commitments"). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $638 million and $941 million at March 31, 2001 and December 31, 2000, respectively. The forward delivery commitments designated as fair value hedging instruments to manage the interest rate risk associated with mortgage loans had notional values of $339 million and $752 million at March 31, 2001 and December 31, 2000, respectively. GreenPoint did not have a material gain or loss representing the amount of hedge ineffectiveness during the quarter ended March 31, 2001.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

On September 29, 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125 ("SFAS 140"). This statement revises the standards of accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125 and requires certain additional disclosures, but carries over most of SFAS 125's provisions without reconsideration. SFAS 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is to be applied prospectively with certain exceptions. Management of the Company anticipates that the adoption of SFAS 140 will not have a significant effect on the Company's earnings or financial position. Disclosures required under SFAS 140 were included in GreenPoint's Annual Report to shareholders for the year ended December 31, 2000.

8. STOCK REPURCHASE PROGRAM

In February 2001, the Company's Board of Directors authorized a new share repurchase program of up to 5%, or approximately five million, of its outstanding shares. The repurchase will be at the Company's discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

As of March 31, 2001, the Company has not repurchased any shares under this program.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                                                       QUARTER ENDED
------------------------------------------------------------------------------------------------------------------------------------
                                                         MAR. 31,          DEC. 31,      SEPT. 30,          JUNE 30,       MAR. 31,
                                                           2001              2000           2000              2000           2000
====================================================================================================================================
PERFORMANCE RATIOS (ANNUALIZED)
   Core cash earnings return on average assets (1)           2.58 %            1.23 %         2.45 %            2.28 %        2.14 %
   Core cash earnings return on average equity (1)          20.05              9.17          18.62             17.74         16.33
   Core cash earnings return on tangible equity (1)         34.92             16.01          33.08             31.96         30.14
   Core return on average assets (1)                         1.94              0.59           1.81              1.68          1.53
   Core return on average equity (1)                        15.10              4.42          13.79             13.03         11.63
   Net interest margin                                       3.96              4.11           4.17              4.19          4.21
   Net interest spread during period                         3.50              3.64           3.71              3.77          3.80
   Operating expense to average assets (2)                   2.91              2.72           2.81              2.75          2.76
   Efficiency ratio (3)                                      43.1              60.9           42.8              44.2          45.4
   Average interest-earning assets to average
      interest-bearing liabilities                           1.10 x            1.11 x         1.10 x            1.10 x        1.10 x

PER SHARE DATA:
   Core cash earnings (1)*                             $     1.15        $     0.53     $     1.04        $     0.97     $    0.88
   Common book value**                                      23.56             22.77          22.91             22.38         21.87
   Tangible common book value**                             14.25             13.17          13.17             12.46         11.88
   Shares used in calculations - (In thousands):
   *  Average                                              90,475            90,279         91,061            91,612        92,479
   **  Period - end                                        90,755            90,024         90,596            90,936        92,310
       Total                                              100,583           100,105        101,351           102,294       103,832

ASSET QUALITY RATIOS:
   Non-performing loans to total loans held for
      investment                                             2.15 %            2.27 %         2.21 %            2.21 %        2.16 %
   Non-performing assets to total assets                     1.15              1.33           1.32              1.32          1.39
   Allowance for loan losses to non-performing loans        60.53             57.27          58.31             57.28         56.40
   Allowance for loan losses to loans held for
      investment                                             1.30              1.30           1.29              1.27          1.22

CAPITAL RATIOS:
Company:
   Leverage capital                                          9.59 %            9.39 %         9.55 %            9.14 %        9.17 %
   Risk-based capital:
      Tier I                                                 9.24              9.17           9.69              9.61         10.29
      Total                                                 10.91             10.94          10.48             10.42         11.18
Bank:
   Leverage capital                                          9.36              9.27           9.49              8.91          9.09
   Risk-based capital:
      Tier I                                                 9.00              9.03           9.63              9.35         10.19
      Total                                                 10.67             10.80          10.42             10.16         11.08
Tangible equity to tangible managed assets                   5.17              5.10           5.39              5.31          5.63
Tangible equity to managed receivables                       6.45              6.19           6.49              6.47          6.75

OTHER DATA:
Total managed assets (4)                                   25,197            23,784         22,923            22,434        20,615
Total managed receivables (5)                              19,496            18,866         18,301            17,667        16,411
Earnings to combined fixed charges and preferred
   stock dividends (6):
      Excluding interest on deposits                        11.20 x            3.86 x        13.55 x           12.46 x       11.11 x
      Including interest on deposits                         1.94 x            1.25 x         1.80 x            1.80 x        1.73 x

----------
(1)  EXCLUDES RESTRUCTURING CHARGE AND NON-RECURRING PERSONNEL EXPENSE.
(2) EXCLUDES GOODWILL EXPENSE, ORE INCOME, RESTRUCTURING CHARGE AND NON-RECURRING PERSONNEL EXPENSE.
(3) THE EFFICIENCY RATIO IS CALCULATED BY DIVIDING OPERATING EXPENSE BY THE SUM OF NET INTEREST INCOME AND NON-INTEREST INCOME.
(4) MANAGED ASSETS IS THE SUM OF TOTAL ASSETS AND OFF-BALANCE SHEET MANAGED RECEIVABLES.
(5) MANAGED RECEIVABLES IS THE SUM OF ON-BALANCE SHEET LOANS AND OFF-BALANCE SHEET MANAGED RECEIVABLES.
(6) FOR PURPOSES OF COMPUTING THE RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS, EARNINGS REPRESENT NET INCOME PLUS APPLICABLE INCOME TAXES, FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS OF A CONSOLIDATED SUBSIDIARY. FIXED CHARGES REPRESENT INTEREST EXPENSE ON LONG-TERM DEBT AND ONE-THIRD (THE PORTION DEEMED TO BE REPRESENTATIVE OF THE INTEREST FACTOR) OF RENTS.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


1. GENERAL

GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a leading national specialty housing finance company with three principal businesses. GreenPoint Mortgage Funding, Inc. ("GPM"), a national mortgage banking company headquartered in Larkspur, California, is the leading national lender in non-conforming residential mortgages, specializing in alternative A ("Alt A") residential mortgages. GreenPoint Credit, LLC ("GPC"), headquartered in San Diego, California, is the nation's second largest lender and servicer nationally in the manufactured housing finance industry. GreenPoint Bank (the "Bank"), a New York State chartered savings bank, has $11 billion in deposits in 74 branches serving more than 400,000 households in the Greater New York City area.

FORWARD LOOKING STATEMENTS

This Quarterly report on Form 10Q contains certain forward-looking statements, which are based on management's current expectations. These forward-looking statements include information concerning possible or assumed future results of operations and business plans, including those relating to earnings growth (on both a GAAP and cash basis); revenue growth; origination volume in both the Company's mortgage and manufactured housing finance businesses; non-interest income levels, including fees from product sales; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions and related integration and restructuring activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels in the Company's mortgage and manufactured housing finance businesses; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets, which can materially affect the Company's quarterly valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which could adversely affect the ability of the Company to sell or securitize mortgage and manufactured housing originations on a timely basis or at prices which are acceptable to the Company; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

2. OPERATING RESULTS

The first quarter's results include the following:

o Net income was $78 million, an increase of 35% over the first quarter of 2000. Net income per diluted share was $0.86 for the quarter, an increase of 37% over the first quarter of 2000.

o Core cash earnings were $104 million, an increase of 28% over the first quarter of 2000. Core cash earnings per diluted share were $1.15, an increase of 31% over the same quarter a year ago.

o Total loan originations for the first quarter of 2001 were $4.4 billion, an increase of 62% from the first quarter of 2000, and an increase of 16% compared to the prior quarter. Mortgage originations for the same period were $4.2 billion, an increase of 112% from the first quarter of 2000, and an increase of 22% from the fourth quarter of 2000. Manufactured housing loan originations were $187 million, a decrease of 45% from the fourth quarter of 2000 and 74% from a year ago.

o GPM sold certain whole loan mortgages of $2.8 billion, recording a gain of $62 million. Draws on previously securitized home equity lines of credit totaling $79 million resulted in a gain of $3 million.

o GPC recorded a gain of $11 million from a securitization of $272 million of fixed and variable rate manufactured housing loans.

o Asset quality in the mortgage loan portfolio improved further over 2000. Non-performing loans decreased 7% to $187 million, and total non-performing assets decreased 5% to $199 million at March 31, 2001.

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


                                               QUARTER ENDED
----------------------------------------------------------------
                                           MARCH 31,   MARCH 31,
(IN MILLIONS)                                2001        2000
================================================================
Net income                                  $     78   $     58
Non-recurring items, net of tax                  ---        ---
----------------------------------------------------------------
Core net income                                   78         58
Add back:
  Goodwill amortization                           20         20
  Employee Stock Ownership and stock
   plans expense                                   6          3
----------------------------------------------------------------
Core cash earnings                          $    104   $     81
================================================================

Core cash earnings per share (1)            $   1.15   $   0.88
================================================================

----------
(1) BASED ON THE WEIGHTED AVERAGE SHARES USED TO CALCULATE DILUTED EARNINGS PER SHARE.

NET INTEREST INCOME

Net interest income on a tax-equivalent basis was unchanged versus the comparable period in 2000. Net interest income benefited from an increase in average earning assets, which included an increase in loans held for sale. The net interest margin was 3.96% down from 4.21% in the first quarter of 2000. The narrower margin resulted from a change in the mix of interest-earning assets and a rise in CD costs reflecting a rise in interest rate levels during 2000, and an increasingly competitive market for these deposits in the New York area.

Average earning assets increased by $882 million in the quarter ended March 31, 2001. Growth in loans held for sale, due to higher origination volume, and investment securities, including money market, more than offset declines in loans held for investment. The cost of interest-bearing liabilities rose by 33 basis points, reflecting higher rates for both deposits and other borrowings.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


AVERAGE BALANCE SHEETS AND INTEREST YIELD/COST

The following table sets forth certain information relating to the Company's average statements of financial condition (unaudited) and statements of income (unaudited) for the three months ended March 31, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.


                                                                                  QUARTER ENDED
-----------------------------------------------------------------------------------------------------------------------------
                                                                  MARCH 31, 2001                       MARCH 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                               AVERAGE                              AVERAGE
                                                           AVERAGE              YIELD/       AVERAGE                 YIELD/
(TAXABLE-EQUIVALENT INTEREST AND RATES, IN MILLIONS)(1)    BALANCE   INTEREST   COST         BALANCE     INTEREST     COST
=============================================================================================================================
ASSETS:
Interest-earning assets:
   Mortgage loans held for investment (2)             $     8,198   $    179     8.71 %   $     8,672   $    187     8.65 %
   Other loans (2)                                            564         14     9.72             636         16    10.15
   Loans held for sale                                      2,245         47     8.58           1,419         31     8.77
   Money market investments (3)                               190          3     5.78             598          9     5.92
   Securities (4)                                           3,139         55     7.08           2,079         36     6.94
   Other interest-earning assets                              289         11    15.65             339         11    12.53
-----------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                         14,625        309     8.48          13,743        290     8.45
-----------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets (5)                             1,444                               1,426
-----------------------------------------------------------------------------------------------------------------------------
     Total assets                                     $    16,069                         $    15,169
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Savings                                            $     1,209          6     2.02     $     1,356          7     2.16
   N.O.W.                                                     276          1     0.98             297          1     0.98
   Money market and variable rate savings                   2,541         22     3.46           2,444         20     3.35
   Term certificates of deposit                             6,747         96     5.77           7,133         96     5.38
   Mortgagors' escrow                                         102        ---     3.04             102        ---      ---
   Other borrowed funds                                     1,917         28     5.85             800         13     6.27
   Senior bank notes                                          135          2     7.04             200          3     6.94
   Subordinated bank notes                                    150          4     9.36             ---        ---      ---
   Guaranteed preferred beneficial interest in
    Company's junior subordinated debentures                  200          5     9.16             200          5     9.16
-----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                    13,277        164     4.98          12,532        145     4.65
-----------------------------------------------------------------------------------------------------------------------------
Other liabilities (6)                                         724                                 646
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                     14,001                              13,178
Stockholders' equity                                        2,068                               1,991
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity       $    16,069                         $    15,169
=============================================================================================================================
Net interest income/interest rate spread (7)                        $    145     3.50 %                 $    145     3.80 %
=============================================================================================================================
Net interest-earning assets/net interest margin (8)   $     1,348                3.96 %   $     1,211                4.21 %
=============================================================================================================================
Ratio of interest-earning assets to interest-earning
   liabilities                                             1.10 x                              1.10 x
=============================================================================================================================

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


                                                                 QUARTER ENDED MARCH 31, 2001
                                                                         COMPARED TO
                                                                 QUARTER ENDED MARCH 31, 2000
                                                                      INCREASE/(DECREASE)
-----------------------------------------------------------------------------------------------
                                                                      DUE TO
-----------------------------------------------------------------------------------------------
                                                                AVERAGE    AVERAGE     NET
(IN MILLIONS)                                                    VOLUME     RATE      CHANGE
===============================================================================================
Mortgage loans held for investment (1)                           $ (9)     $  1      $ (8)
Other loans (1)                                                    (1)       (1)       (2)
Loans held for sale                                                18        (2)       16
Money market investments (2)                                       (6)       --        (6)
Securities                                                         19        --        19
Other interest-earning assets                                      (3)        3        --
-----------------------------------------------------------------------------------------------
     Total interest earned on assets                               18         1        19
-----------------------------------------------------------------------------------------------
Savings                                                            (1)       --        (1)
N.O.W                                                              --        --        --
Money market and variable rate savings                              2        --         2
Term certificate of deposit                                        (6)        6        --
Mortgagors' escrow                                                 --        --        --
Other borrowed funds                                               16        (1)       15
Senior bank notes                                                  (1)       --        (1)
Subordinated bank notes                                             4        --         4
Guaranteed preferred beneficial interest in Company's junior
   subordinated debentures                                         --        --        --
-----------------------------------------------------------------------------------------------
     Total interest paid on liabilities                            14         5        19
-----------------------------------------------------------------------------------------------
Net change in net interest income                                $  4      $ (4)     $ --
===============================================================================================

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


PROVISION FOR LOAN LOSSES

The provision for loan losses was $5 million for the first quarter of 2001, down from $8 million for the comparable 2000 period. The decrease is primarily attributable to a change in the timing of charge-offs on the manufactured housing loan portfolio to conform with recent changes in regulatory standards. Charge-offs for the quarter ended March 31, 2001 on the residential mortgage portfolio were essentially unchanged versus a year ago. The provision equaled net charge-offs for all periods.

NON-INTEREST INCOME

The following table summarizes the components of non-interest income:


                                                                           QUARTER ENDED
                                                                              MARCH 31,
-------------------------------------------------------------------------------------------
(IN MILLIONS)                                                             2001        2000
===========================================================================================
Income from fees and commissions:
    Loan servicing fees                                                      $ 31     $ 32
    Banking services fees and commissions                                      11        9
    Other                                                                       4        2
-------------------------------------------------------------------------------------------
       Total income from fees and commissions                                  46       43
Net gain on sales of mortgage loans                                            65       24
Net gain on sales of manufactured housing assets                               11       22
Change in valuation of retained interests - Manufactured housing               --       (3)
Net gain on securities                                                          6        1
-------------------------------------------------------------------------------------------
    Total non-interest income                                                $128     $ 87
===========================================================================================


Non-interest income was $128 million in the first quarter, up from $87 million in the comparable quarter a year ago. The results for the quarter a reflect higher gain on sale of mortgage loans offset by a lower gain on sale of manufactured housing assets.

Income from fees and commissions was $46 million in the first quarter, up from $43 million in the comparable quarter a year ago principally due to higher banking services fees and commissions. Loan servicing fees fell by $1 million due to a $3 million write-down in the value of mortgage servicing rights.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NON-INTEREST INCOME (CONTINUED)

GAIN ON SALE OF LOANS:

The following table is a summary of loans sold and average margins for the reported periods:


                                                    QUARTER ENDED
                                                      MARCH 31,
----------------------------------------------------------------------
(IN MILLIONS)                                      2001       2000
----------------------------------------------------------------------
WHOLE LOAN - MORTGAGE:
   Sales                                         $ 2,836    $ 1,205
   Gain on sale                                  $    62    $    22
   Average margin                                   2.18 %     1.82 %
----------------------------------------------------------------------
SECURITIZATIONS - MORTGAGE:
   Sales                                         $    79    $    53
   Gain on sale                                  $     3    $     2
   Average margin                                   3.42 %     3.42 %
----------------------------------------------------------------------
SECURITIZATIONS - MANUFACTURED HOUSING:
   Sales                                         $   272    $   590
   Gain on sale                                  $    11    $    22
   Average margin                                   4.08 %     3.76 %
----------------------------------------------------------------------

Gain on sale of mortgage loans increased for the quarter, principally due to a higher volume of loans sold along with better market pricing. The decrease in gain on sale of manufactured housing assets for the quarter was attributable to a lower volume of loans sold.

NON-INTEREST EXPENSE

The following is a summary of the components of non-interest expense:


                                                 QUARTER ENDED
                                                   MARCH 31,
----------------------------------------------------------------
(IN MILLIONS)                                     2001    2000
================================================================
Salaries and benefits                            $   57  $   51
Employee Stock Ownership and stock plans expense      6       3
Net expense of premises and equipment                21      20
Advertising                                           2       1
Federal deposit insurance premiums                    1       1
Other administrative expenses                        29      28
----------------------------------------------------------------
   Total general and administrative expenses        116     104
Goodwill amortization                                20      20
----------------------------------------------------------------
   Total non-interest expense                    $  136  $  124
================================================================

Total non-interest expense was $136 million for the first quarter, an increase of 10% over the same period a year ago. Salaries and benefits increased $6 million principally due to additional staff and incentive commissions related to the higher mortgage volume. Employee stock ownership and stock plans expense increased $3 million due to a higher average stock price versus the same period a year ago.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


INCOME TAX EXPENSE

Total income tax expense increased $12 million, or 30%, to $52 million for the first quarter of 2001. The effective tax rate declined from 41% in the 2000 quarter to 39.75% in the 2001 quarter.

LOAN ORIGINATIONS

The following table summarizes loan origination activity for each of the reported periods:


                                       QUARTER ENDED
                                         MARCH 31,
------------------------------------------------------
(IN MILLIONS)                         2001      2000
======================================================
MORTGAGE:
   Total applications received       $ 10,575   $4,619
------------------------------------------------------
   Loans originated:
      Specialty products (1)         $ 2,239    $1,108
      Home equity / Seconds              424       466
      Agency / Jumbo                   1,554       412
------------------------------------------------------
   Total loans originated            $ 4,217    $1,986
------------------------------------------------------
   Commitments to originate loans    $ 5,641    $2,503
------------------------------------------------------
   Loans held for sale               $ 2,643    $1,190
------------------------------------------------------

----------
(1)  SPECIALTY PRODUCTS INCLUDE: ALT A, NO DOC AND A MINUS PROGRAMS.

MANUFACTURED HOUSING:
   Total loans originated            $   187      $731
------------------------------------------------------
   Loans held for sale               $   122      $506
------------------------------------------------------

Total loan originations during the quarter for the mortgage and manufactured housing businesses were $4 billion, up from $2 billion during the first quarter of 2000. Continued strength in specialty mortgage originations, attributable to declining interest rates and increased market share, offset the decline in manufactured housing originations resulting from lower industry volumes, tightened underwriting standards and risk based pricing initiatives.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NON-PERFORMING ASSETS:

During the quarter ended March 31, 2001, non-performing assets decreased by 5%. The ratio of non-performing loans to loans held for investment fell to 2.15% at March 31, 2001 from 2.27% at December 31, 2000 while the ratio of non-performing assets to total assets fell to 1.15% at March 31, 2001 from 1.33% at December 31, 2000.

Non-performing assets, net of related specific reserves, were as follows:


                                           MARCH 31,   DECEMBER 31,
(IN MILLIONS)                                2001          2000
===================================================================
Mortgage loans secured by:
  Residential one-to four-family      $        165   $        170
  Residential multi-family                      10             12
  Commercial property                           10             14
Other loans                                      2              1
------------------------------------------------------------------
Total non-performing loans (1)                 187            197
Total other real estate owned, net              12             13
------------------------------------------------------------------
  Total non-performing assets         $        199   $        210
==================================================================

(1) INCLUDES $5 MILLION AND $6 MILLION OF NON-ACCRUAL MORTGAGE LOANS UNDER 90 DAYS PAST DUE AT MARCH 31, 2001 AND DECEMBER 31, 2000, RESPECTIVELY.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


ALLOWANCE FOR POSSIBLE LOAN LOSSES:

The following is a summary of the provision and allowance for possible loan losses:


                                     QUARTER ENDED
                                        MARCH 31,
-----------------------------------------------------
(IN MILLIONS)                       2001        2000
-----------------------------------------------------
Balance at beginning of period  $    113   $     113
Provision charged to income            5           8
Charge-offs:
   Residential mortgage               (2)         (2)
   Manufactured housing               (8)         (9)
-----------------------------------------------------
Total charge-offs                    (10)        (11)
-----------------------------------------------------
Recoveries:
   Residential mortgage              ---         ---
   Manufactured housing                5           3
-----------------------------------------------------
Total recoveries                       5           3
-----------------------------------------------------
Balance at end of period        $    113   $     113
-----------------------------------------------------

Net mortgage loan charge-offs were $2 million for the quarters ended March 31, 2001 and 2000. Net charge-offs on the portfolio of manufactured housing loans held for investment were $3 million for the quarter ended March 31, 2001, versus $6 million for the comparable period a year ago. The improvement versus a year ago on the portfolio of manufactured housing loans was primarily attributable to a change in the timing of charge-offs to conform with recent changes in regulatory standards.

CAPITAL RATIOS

The Company's ratio of period-end stockholders' equity to ending total assets at March 31, 2001 was 12.35% compared to 13.00% at December 31, 2000.

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


CAPITAL RATIOS (CONTINUED)

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of March 31, 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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


                                                                              REQUIRED FOR CAPITAL
                                                         ACTUAL                 ADEQUACY PURPOSES
-----------------------------------------------------------------------------------------------------
(IN MILLIONS)                                   AMOUNT           RATIO       AMOUNT           RATIO
=====================================================================================================
AS OF MARCH 31, 2001
Total Capital (to Risk Weighted Assets):
    Company                                      $1,720           10.91%     $1,261           8.00%
    Bank                                          1,684           10.67       1,263           8.00
Tier 1 Capital (to Risk Weighted Assets):
    Company                                      $1,457            9.24%     $  631           4.00%
    Bank                                          1,421            9.00         631           4.00
Tier 1 Capital (to Average Assets):
    Company                                      $1,457            9.59%     $  608           4.00%
    Bank                                          1,421            9.36         607           4.00

AS OF DECEMBER 31, 2000
Total Capital (to Risk Weighted Assets):
    Company                                      $1,629           10.94%     $1,191           8.00%
    Bank                                          1,608           10.80       1,191           8.00
Tier 1 Capital (to Risk Weighted Assets):
    Company                                      $1,366            9.17%     $  596           4.00%
    Bank                                          1,345            9.03         596           4.00
Tier 1 Capital (to Average Assets):
    Company                                      $1,366            9.39%     $  582           4.00%
    Bank                                          1,345            9.27         580           4.00

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK


MARKET RISK MANAGEMENT

The Company's primary market risk exposure is limited solely to interest rate risk.

Interest rate risk is defined as the sensitivity of the Company's current and future earnings to changes in the level of market interest rates. It arises in the ordinary course of the Company's business, as the repricing characteristics of its loans do not match those of its liabilities. The resulting interest rate risk is managed by adjustments to the Company's investment portfolio and the maturities of market borrowings.

Management responsibility for interest rate risk resides with the Asset and Liability Management Committee ("ALCO"). The committee is chaired by the Chief Financial Officer and includes the Treasurer, the Head of Risk Management and the Company's senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off-balance sheet instruments and identify acceptable counter-parties to securities and off-balance sheet transactions.

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

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)


The Company's income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. One measure of interest rate sensitivity is provided by the accompanying net gap analysis, which organizes assets and liabilities according to the time period in which they reprice or mature. For many of the Company's assets and liabilities, the maturity or repricing date is not determinable with certainty. For example, the Company's mortgage and manufactured housing loans and its mortgage-backed securities can be prepaid before contractual amortization and/or maturity. Also, repricing of the Company's non-time deposits is subject to management's evaluation of the existing interest rate environment, current funding and liquidity needs, and other factors influencing the market competition for such deposits. The amounts in the accompanying table reflect management's judgment of the most likely repricing schedule; actual results could vary from those detailed herein.

The difference between assets and liabilities repricing in a given period is one approximate measure of interest rate sensitivity. More assets than liabilities repricing in a period (a positive gap) implies earnings will rise as interest rates rise, and decline as interest rates decline. More liabilities repricing than assets implies declining income as rates rise and rising income as rates fall.

The use of interest rate instruments such as interest rate swaps is integrated into the Company's interest rate risk management. The notional amounts of these instruments are not reflected in the Company's balance sheet. Where applicable, these instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

These relationships do not consider the impact that rate movements might have on other components of the Bank's risk profile; for example, an increase in interest rates, while implying that earnings will rise in a positive gap period, might also result in higher credit or default risk due to a higher probability of borrowers being unable to pay the contractual payments on loans. Likewise, a decrease in rates might result in an increase in the risk that funds received from loan prepayments are reinvested at lower rates and/or spreads.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)


INTEREST RATE SENSITIVITY GAP ANALYSIS

The table below depicts the Company's interest rate sensitivity as of March 31, 2001. Allocations of assets and liabilities, including non-interest bearing sources of funds to specific periods, are based upon management's assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.


                                                                        REPRICING PERIODS
-------------------------------------------------------------------------------------------------------------------------------
                                                     MORE THAN       MORE THAN       MORE THAN
                                   THREE MONTHS    THREE MONTHS     SIX MONTHS        ONE YEAR        MORE THAN
(IN MILLIONS)                         OR LESS      TO SIX MONTHS    TO ONE YEAR    TO THREE YEARS     THREE YEARS       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Total loans, net                   $    3,798       $     734       $   1,071       $   2,430       $   3,295       $   11,328
Money market investments (1)               49             ---             ---             ---             ---               49
Securities held to maturity (2)             1             ---             ---             ---             119              120
Securities available for sale             689             388             769           1,364             877            4,087
Other interest-earning assets             130             ---             ---             ---             ---              130
-------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets        4,667           1,122           1,840           3,794           4,291           15,714
Cash and due from banks                   164             ---             ---             ---             ---              164
Servicing assets                           11              10              15              54             110              200
Goodwill                                   20              20              40             161             603              844
Other non-interest earning assets         390             ---             ---             ---             ---              390
-------------------------------------------------------------------------------------------------------------------------------
   Total assets                    $    5,252       $   1,152       $   1,895       $   4,009       $   5,004       $   17,312
-------------------------------------------------------------------------------------------------------------------------------

Term certificates of deposit       $    1,788       $   1,494       $   1,962       $   1,273       $     118       $    6,635
Core deposits                             351             314             621           2,076           1,047            4,409
-------------------------------------------------------------------------------------------------------------------------------
   Total deposits                       2,139           1,808           2,583           3,349           1,165           11,044
Mortgagors' escrow                          6               6              12              50              37              111
Securities sold under agreements
   to repurchase                          160             ---             ---             300             ---              460
Federal Home Loan Bank of New
   York advances                        1,200             ---              50             300             600            2,150
Long term debt                            ---             ---             ---             134             ---              134
Subordinated debt                         ---             ---             ---             ---             150              150
Guaranteed preferred beneficial
   interest in Company's junior
   subordinated debentures                ---             ---             ---             ---             200              200
Notes payable                               2             ---             ---             ---             ---                2
Other liabilities                         923             ---             ---             ---             ---              923
Stockholders' equity                      ---             ---             ---             ---           2,138            2,138
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity          $    4,430       $   1,814       $   2,645       $   4,133       $   4,290       $   17,312
-------------------------------------------------------------------------------------------------------------------------------
Off balance sheet financial
   instruments                     $      ---       $     ---       $     ---       $     ---       $     ---       $      ---
-------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap      $      822       $    (662)      $    (750)      $    (124)      $     714
-------------------------------------------------------------------------------------------------------------------------------
Cumulative gap                     $      822       $     160       $    (590)      $    (714)            ---
-------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap as
   a percentage of total assets          4.75%          (3.82)%         (4.33)%         (0.72)%          4.12%
-------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percentage of
   total assets                          4.75%           0.93%          (3.40)%         (4.12)%           ---
-------------------------------------------------------------------------------------------------------------------------------

----------
(1) CONSISTS OF INTEREST-BEARING DEPOSITS IN OTHER BANKS, FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.
(2) CONSISTS OF SECURITIES HELD TO MATURITY AND FEDERAL HOME LOAN BANK OF NEW YORK STOCK.

As of March 31, 2001, the cumulative volume of liabilities maturing or repricing within one year exceeded assets by $590 million, or 3.41% of total assets.

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

At March 31, 2001, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months on instruments held for other than trading purposes was a decline of approximately 1.7% of projected 2001 net income. Conversely, a similar gradual 200 basis point increase in interest rates over the next twelve months would result in a projected decline in 2001 net income of 1.8% over what would be earned if rates remained constant. GreenPoint does not have significant exposure to such risk on instruments held for trading purposes.

Management has included all derivative and other financial instruments that have a material effect in calculating the Company's potential earning at risk.

These measures of risk represent the Company's exposure to interest rate movements at a particular point in time. The risk position is always changing. ALCO continuously monitors the Company's risk profile as it changes, and alters the rate sensitivity to ensure limits are adhered to, and that the resulting risk profile is appropriate to its views on the likely course of interest rates and developments in its core businesses.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)


The Company is exposed to interest rate risk during the accumulation of mortgage loans prior to sale or securitization. Prior to the closing of the loan, the Company generally extends an interest rate lock commitment to the borrower. The Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments). These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates.

During 1998, the Company entered the manufactured housing finance business, which introduced additional market risk. One set of risks resulted from the accumulation of fixed rate manufactured housing loans prior to sale of securitization of those loans. The level of market interest rates, and the spread over treasuries required by investors determines the prices of the securities backed by the Company's manufactured housing loans. A rise in market interest rates, or a widening of spreads on manufactured housing-backed securities during the accumulation period will reduce the prices paid for the securities backed by the Company's manufactured housing loans and the gain on sale.

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

The Company acquired servicing assets as part of the GreenPoint Credit acquisition and holds retained interests in the manufactured housing securitizations completed in 1999, 2000 and 2001.

The fair value of the Company's servicing assets and retained interests from securitizations are directly affected by the level of prepayments associated with the underlying loans. However, manufactured housing contracts historically have exhibited far less prepayment sensitivity to changing interest rate levels than do residential mortgage loans. Much of this reduced prepayment sensitivity can be attributed to lower borrower equity against which to refinance, and smaller loan sizes which reduce the incentive to refinance. Thus, in management's judgment, there is little earnings sensitivity solely attributable to the effect of changes in general market interest rates on servicing assets.

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

Both GreenPoint Mortgage and GreenPoint Credit maintain underwriting policies, procedures and approval authorities appropriate to their businesses. In both companies, the chief credit executive reports directly to the chief executive of the business, outside of the production organization. With respect to loans originated for whole loan sale to the secondary markets, where credit risk is transferred, underwriting criteria are established to meet the investor requirements. An independent, executive-level Risk Management Division determines the criteria required for loans which will be transferred to GreenPoint's portfolio or sold through securitizations. Within GreenPoint Credit, sophisticated custom scoring models are also used to determine a borrower's creditworthiness.

Oversight of the appraiser approval and appraisal review process is provided independent of the production organization. Appraisers are required to meet strict standards for approval by GreenPoint, and their performance is monitored on a regular basis. With oversight by Risk Management, a comprehensive quality control process is in place in each business unit to ensure that loans being originated meet the company's underwriting standards, and that required operating procedures are followed. Loans are selected monthly on a pre and post funding basis for review by quality control analysts and staff appraisers.

Risk Management personnel monitor closely the performance of all loans on which the Company retains credit risk. On securitization or sale, expectations are set on the default, recovery and voluntary prepayment rates. Each pool of loans is reviewed monthly to ensure that performance is meeting those expectations. In the event performance does not meet expectations, the assumptions are revised. Final responsibility for these judgments resides with executive management, independent of the business unit.

Risk Management reviews monthly the delinquency and loss trends in all the mortgage and manufactured housing loans serviced by the Company, whether or not it retains credit exposure. These reviews are intended to identify significant changes in credit quality which may indicate changes to the Company's exposures or to the efficacy of its underwriting of loans sold to other investors. Such changes could prompt adjustments to the Company's underwriting criteria or servicing procedures.

GreenPoint's loan origination activity is geographically diversified throughout the U.S. GreenPoint began originating loans outside of New York State in 1996. The Company tracks economic and housing market trends to identify areas for expansion and as an early warning mechanism. The Company also closely monitors trends in delinquent and non-performing loans through cycles in the economy and in the real estate market. These economic and performance trends are analyzed in the ongoing fine-tuning of lending practices.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE
                         ABOUT MARKET RISK - (CONTINUED)


The Company uses various collection strategies and works to maintain contact with the borrowers in order to obtain repayment. Collection activities for GreenPoint Mortgage are centralized in a servicing unit in Columbus, Georgia. GreenPoint Credit's collection activities are decentralized among its 24 regional offices in order to more effectively repossess and liquidate collateral, thereby minimizing the loss severity. In 2000, a centralized collection center was opened in California to target early stage delinquencies more cost-effectively, thereby allowing the regional offices to focus on serious delinquencies.

The Company has set forth a policy for establishment and review of the adequacy of the allowance for loan losses in order to provide for estimated costs related to the problem loans. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company's lending areas.

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

    EXHIBIT NUMBER:
      11.1    Statement Regarding Computation of Per Share Earnings

      12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

      27.1    Financial Data Schedule

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


(b) REPORTS ON FORM 8-K

On January 2, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K to satisfy an undertaking to file certain agreements executed in connection with the issuance of GreenPoint Home Equity Loan Trust 2000-3, Home Equity Loan Asset-Backed Notes. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of December 1, 2000.

On January 8, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 1999-2 Revolving Home Equity Loan Asset-Backed Notes, Series 1999-2 (the "Series 1999-2 Notes"). GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of December 1, 1999. Also included was the Monthly Payment Date Statement distributed to holders of Series 1999-2 Notes dated December 15, 2000.

On January 8, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-1, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-1 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-1 Notes dated December 15, 2000.

On January 8, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-2 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-2 Notes dated December 15, 2000.

On January 9, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2000-1 Home Equity Loan Asset-Backed Securities. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of June 1, 2000. Also included was the Monthly Remittance Statement distributed to the Certificateholders dated December 15, 2000.

On January 24, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2000-1 Home Equity Loan Asset-Backed Securities. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of June 1, 2000. Also included was the Monthly Remittance Statement distributed to the Certificateholders dated December 15, 2000.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


On January 26, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee (ii) the required Monthly Investor Servicing Report.

On January 26, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 13, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and The First National Bank of Chicago as Trustee (ii) the required Monthly Investor Servicing Report.

On January 26, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated May 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee (ii) the required Monthly Investor Servicing Report.

On January 26, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated September 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee (ii) the required Monthly Investor Servicing Report for November 30, 2000.

On January 26, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated September 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee (ii) the required Monthly Investor Servicing Report for December 31, 2000.

On January 26, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated December 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee (ii) the required Monthly Investor Servicing Report for Pass Through Certificate Series 2000-7.

On January 26, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated December 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee (ii) the required Monthly Investor Servicing Report for Pass Through Certificate Series 2000-6.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


On January 29, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 1999-2 Home Equity Loan Trust 1999-2 Revolving Home Equity Loan Asset Backed Notes, Series 1999-2 (the "Series 1999-2 Notes"). GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of December 1, 1999. Also included was the Monthly Payment Date Statement distributed to holders of Series 1999-2 Notes dated January 16, 2001.

On January 29, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-1, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-1 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-1 Notes dated January 16, 2001.

On January 29, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-2 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-2 Notes dated January 16, 2001.

On February 5, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the "Series 2000-3 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated January 16, 2001.

On February 28, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated September 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee (ii) the required Monthly Investor Servicing Report.

On March 14, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 1999-2 Revolving Home Equity Loan Asset-Backed Notes, Series 1999-2 (the "Series 1999-2 Notes"). GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of December 1, 1999. Also included was the Monthly Payment Date Statement distributed to holders of Series 1999-2 Notes dated February 15, 2001.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


On March 14, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 1999-2 Revolving Home Equity Loan Asset-Backed Notes, Series 1999-2 (the "Series 1999-2 Notes"). GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of December 1, 1999. Also included was the Monthly Payment Date Statement distributed to holders of Series 1999-2 Notes dated March 15, 2001.

On March 14, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-1, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-1 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-1 Notes dated February 15, 2001.

On March 14, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-2 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-2 Notes dated February 15, 2001.

On March 14, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-2 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-2 Notes dated March 15, 2001.

On March 14, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Asset-Backed Notes (the "Series 2000-3 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated February 15, 2001.

On March 27, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) the opinion of Orrick, Herrington & Sutcliffe LLP relating to certain tax matters in connection with the offering of GreenPoint Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1;
(ii) External Computational Materials prepared by Salomon Smith Barney Inc.

                   GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
             ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K - (CONTINUED)


On March 29, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-1, Class A-2 Variable Rate Asset-Backed Notes (the "Series 2000-1 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-1 Notes dated February 15, 2001.

On March 30, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Asset-Backed Notes (the "Series 2000-3 Notes"). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated March 2001.

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

                                             GreenPoint Financial Corp.



                                             By: /s/ Thomas S. Johnson
                                                ------------------------------
                                                Thomas S. Johnson
                                                Chairman of the Board and
                                                Chief Executive Officer




                                             By: /s/ Jeffrey R. Leeds
                                                --------------------------------
                                                Jeffrey R. Leeds
                                                Executive Vice President and
                                                Chief Financial Officer




                                             By: /s/ Joseph D. Perillo
                                                --------------------------------
                                                Joseph D. Perillo
                                                Senior Vice President and
                                                Controller




Dated May 11, 2001