Form 10-Q
period 2001-06-30
GREENPOINT FINANCIAL CORP
filed 2001-08-14
CIK 911935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

0-22516
Securities and Exchange Commission File Number

GreenPoint Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	06-1379001
(State or other jurisdiction of	(I.R.S. employer identification number)
incorporation or organization)

90 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 834-1000	Not Applicable
(Registrant's telephone number,	(Former name, former address and former
including area code)	fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

As of August 3, 2001 there were 101,323,731 shares of common stock outstanding.

GreenPoint Financial Corp.

FORM 10-Q

For the Quarter Ended
June 30, 2001

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	Dec. 31,
(In millions, except share amounts)	2001	2000

ASSETS
Cash and due from banks	$158	$140
Money market investments	19	171
Loans receivable held for sale	4,036	1,981
Federal Home Loan Bank of New York stock	170	96
Securities available for sale	1,814	2,678
Securities available for sale-pledged to creditors	1,855	388
Retained interests in securitizations	190	159
Securities held to maturity (fair value of $3 and $3, respectively)	3	3
Loans receivable held for investment:
Mortgage loans	8,866	8,116
Other loans	544	580
Deferred loan fees and unearned discount	4	(9)
Allowance for possible loan losses	(113)	(113)

Loans receivable held for investment, net	9,301	8,574

Other interest-earning assets	136	128
Accrued interest receivable	96	87
Banking premises and equipment, net	131	131
Servicing assets	203	197
Goodwill, net	825	864
Other assets	249	168

Total assets	$19,186	$15,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
N.O.W. and checking	$582	$577
Savings	1,207	1,213
Variable rate savings	1,891	1,872
Money market	809	629
Term certificates of deposit	6,395	6,885

Total deposits	10,884	11,176

Notes payable	1	2
Mortgagors’ escrow	92	90
Federal funds purchased and securities sold under agreements to repurchase	2,540	350
Federal Home Loan Bank of New York advances	2,249	1,000
Senior bank notes	134	138
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Liability under recourse exposure	88	132
Other liabilities	644	477

Total liabilities	16,982	13,715

Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	---	---
Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares issued)	1	1
Additional paid-in capital	868	862
Unallocated Employee Stock Ownership Plan (ESOP) shares	(97)	(100)
Unearned stock plans shares	(1)	(2)
Retained earnings	1,650	1,532
Accumulated other comprehensive income, net	21	17
Treasury stock, at cost (9,198,382 shares and 10,155,750 shares, respectively)	(238)	(260)

Total stockholders’ equity	2,204	2,050

Total liabilities and stockholders’ equity	$19,186	$15,765

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

(In millions, except per share amounts)	2001	2000	2001	2000

Interest income:
Mortgage loans held for investment	$186	$183	$365	$371
Securities	62	38	118	73
Loans held for sale	58	44	105	75
Money market investments	1	9	4	18
Other	22	26	44	51

Total interest income	329	300	636	588

Interest expense:
Deposits	118	126	243	250
Other borrowed funds	46	20	74	33
Long-term debt	10	8	21	16

Total interest expense	174	154	338	299

Net interest income	155	146	298	289
Provision for loan losses	(5)	(7)	(10)	(15)

Net interest income after provision for loan losses	150	139	288	274

Non-interest income:
Income from fees and commissions:
Loan servicing fees	32	36	63	68
Banking services fees and commissions	11	10	22	19
Other	6	3	10	5

Total income from fees and commissions	49	49	95	92
Net gain on sales of loans	108	62	184	108
Change in valuation of retained interests	(32)	(16)	(32)	(19)
Net gain on securities	6	1	12	2

Total non-interest income	131	96	259	183

Non-interest expense:
General and administrative expenses:
Salaries and benefits	59	53	116	104
Employee Stock Ownership and stock plans expense	6	4	12	7
Net expense of premises and equipment	22	19	43	39
Federal deposit insurance premiums	---	---	1	1
Other administrative expenses	35	31	66	60

Total general and administrative expenses	122	107	238	211
Other real estate owned operating income	(1)	(1)	(1)	(1)
Goodwill amortization	20	20	40	40

Total non-interest expense	141	126	277	250

Income before income taxes	140	109	270	207
Income taxes related to earnings	54	44	106	84

Net income	$86	$65	$164	$123

Basic earnings per share	$0.97	$0.72	$1.85	$1.35

Diluted earnings per share	$0.95	$0.71	$1.81	$1.34

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2001	2000	2001	2000

Net income	$86	$65	$164	$123

Other comprehensive income, before tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	8	3	49	4
Less: reclassification adjustment for gains included in net
income	(6)	(1)	(12)	(2)

Other comprehensive income, before tax	2	2	37	2
Income tax expense related to items of other comprehensive income	--	---	(16)	---

Other comprehensive income, net of tax	2	2	21	2

Total comprehensive income, net of tax	$88	$67	$185	$125

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Six Months Ended June 30,

(In millions)	2001	2000

Common stock
Balance at beginning of period	$1	$1

Balance at end of period	1	1

Additional paid-in capital
Balance at beginning of period	862	858
Reissuance of treasury stock	(13)	(4)
Amortization of ESOP shares committed to be released	9	3
Amortization of stock plans shares	---	---
Tax benefit for vested stock plans shares	10	2

Balance at end of period	868	859

Unallocated ESOP shares
Balance at beginning of period	(100)	(105)
Amortization of ESOP shares committed to be released	3	3

Balance at end of period	(97)	(102)

Unearned stock plans shares
Balance at beginning of period	(2)	(3)
Amortization of stock plans shares	1	---

Balance at end of period	(1)	(3)

Retained earnings
Balance at beginning of period	1,532	1,408
Net income	164	123
Dividends declared	(46)	(45)

Balance at end of period	1,650	1,486

Accumulated other comprehensive income, net
Balance at beginning of period	17	(12)
Net change in accumulated other comprehensive income, net	4	2

Balance at end of period	21	(10)

Treasury stock, at cost
Balance at beginning of period	(260)	(160)
Reissuance of treasury stock	34	6
Purchase of treasury stock	(12)	(42)

Balance at end of period	(238)	(196)

Total stockholders’ equity	$2,204	$2,035

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

(In millions)	2001	2000

Cash flows from operating activities:
Net income	$164	$123
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	10	15
Depreciation and amortization	56	56
ESOP and stock plans expense	12	6
Capitalization of servicing assets	(36)	(43)
Amortization and impairment of servicing assets	30	23
(Increase) decrease in assets associated with operating activities:
Loans receivable held for sale:
Loan originations	(11,480)	(5,989)
Proceeds from loan sales	9,409	5,112
Other	16	32
Retained interests in securitizations	(24)	17
Trading related assets	(30)	---
Accrued interest receivable	(9)	10
Other assets	(26)	4
Increase (decrease) in liabilities associated with operating activities:
Trading related liabilities	30	53
Liabilities under recourse exposure	(44)	12
Other liabilities	56	(307)
Other, net	(13)	(18)

Net cash used in operating activities	(1,879)	(894)

Cash flows from investing activities:
Net change in:
Loans receivable held for investment	(744)	369
Premises and equipment	(17)	(14)
Available for sale securities:
Proceeds from maturities	570	447
Proceeds from sales	1,475	149
Purchase of securities	(3,375)	(908)
Principal repayments	789	108
Federal Home Loan Bank Stock: purchases	(74)	(4)
Other, net	14	7

Net cash (used in) provided by investing activities	(1,362)	154

Cash flows from financing activities:
Net change in:
Domestic deposits	(292)	(189)
Mortgagors’ escrow accounts	2	3
Notes payable	(1)	(2)
Securities sold under agreements to repurchase	2,190	396
Federal Home Loan Bank advances: proceeds	1,249	300
Cash dividends paid	(46)	(45)
Treasury stock purchased	(12)	(42)
Exercise of stock options	21	2
Retirement of long term debt	(4)	(22)

Net cash provided by financing activities	3,107	401

Net decrease in cash and cash equivalents	(134)	(339)
Cash and cash equivalents at beginning of period	311	1,232

Cash and cash equivalents at end of period	$177	$893

Non-cash activities:
Additions to other real estate owned, net	$(8)	$(8)

Unsettled trades	$(122)	$(130)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$60	$68

Interest paid	$224	$251

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          Summary of Significant Accounting Policies

Basis of Presentation
The unaudited consolidated financial statements of GreenPoint Financial Corp. and Subsidiaries (“GreenPoint” or the “Company”) are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's interim financial condition as of the dates indicated and the results of operations for the periods presented have been included. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The results of operations for the interim periods shown are not necessarily indicative of results that may be expected for the entire year.

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

When the Company securitizes manufactured housing loans and mortgages it may retain servicing rights and one or more retained interests. In addition, the Company may sell loans under recourse arrangements, which may be in the form of a corporate guarantee issued by GreenPoint Bank (the “Bank”) and backed by a letter of credit or a credit default swap. In calculating the gain or loss on the sale, the Company allocates the cost basis of the loans sold between the assets sold, and the retained interests and servicing rights based on their relative fair values at the date of sale. The liabilities associated with these guarantees are reported separately as liability under recourse exposure. A gain or loss is recognized as the difference between the cash proceeds from the sale and the allocated cost basis of the assets sold, less the estimated fair value of the corporate guarantee.

Retained Interests in Securitizations
Retained interests in securitizations include interest-only strips, subordinated certificates and transferor interests and the recorded liabilities for limited recourse provided on mortgage loans and recourse provided on manufactured housing loans securitized and sold.

During the fourth quarter of 2000, the Company adopted the Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” under which interest income and expense on retained interests are recognized using the effective yield method. The Company classifies its retained interests in securitizations as available for sale and carries these securities at fair value. Generally, if the fair value of retained interests declines below its carrying amount (excluding unrealized gains), the change in valuation is recognized in the consolidated statement of income and is classified as a change in valuation of retained interests. Unrealized gains are reported, net of applicable taxes, in accumulated other comprehensive income, as a separate component of stockholders’ equity.

On a quarterly basis, GreenPoint reviews the adequacy of the liability under recourse exposure based on management’s best estimate of future cash flows associated with the recourse arrangements. The change in valuation is recognized in the consolidated statement of income as a change in valuation of retained interests.

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

2.          Stock Incentive Plan

For the six months ended June 30, 2001, the Company granted options to purchase 1,632,500 shares of the Company’s common stock to certain officers and directors, at an average exercise price of $36.15. These awards vest over one to three years on the anniversary dates of the awards.

3.          Loans Receivable Held for Sale

The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

	June 30,	Dec. 31,
(In millions)	2001	2000

Loans receivable held for sale:
Residential mortgage loans	$3,481	$1,572
Home equity lines of credit	178	178
Manufactured housing loans	257	101
Manufactured housing land/home loans	101	118
Guaranteed student loans	2	2
Deferred loan origination fees and unearned discount	17	10

Loans receivable held for sale	$4,036	$1,981

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

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities:

	June 30, 2001

		Maximum
	Principal	Recourse	Recorded
(In millions)	Balance	Exposure (1)	Liability

Manufactured housing securitizations	$4,918	$850	$80
Manufactured housing sales	321	321	7
Mortgage securitizations (2)	1,566	152	---
Mortgage sales (3)	897	879	1

		December 31, 2000

		Maximum
	Principal	Recourse	Recorded
(In millions)	Balance	Exposure (1)	Liability

Manufactured housing securitizations	$5,057	$899	$121
Manufactured housing sales	334	334	10
Mortgage securitizations (2)	1,744	125	---
Mortgage sales (3)	1,175	1,152	1

(1)	Represents the maximum recourse exposure relating to recourse arrangements in the form of the retention of subordinated interests or the issuance of a corporate guarantee.
(2)	The net present value of expected cash outflows on the mortgage securitization recourse arrangements is reflected in the valuation of the mortgage retained interests.
(3)	The recourse arrangements under the mortgage sale transactions represent a risk sharing arrangement in which GreenPoint has transferred the first 2% of losses to the purchaser.

In addition to the recourse arrangements described in the table above, at June 30, 2001 and December 31, 2000, GreenPoint has provided representations and warranties on mortgage loans with remaining principal balances of $8.4 billion and $6.7 billion, respectively. GreenPoint has established liabilities related to representations and warranties for mortgage loans of $9 million and $7 million, which is included in other liabilities, at June 30, 2001 and December 31, 2000, respectively.

The following presents quantitative information about delinquencies on loans sold with recourse:

	June 30,	Dec. 31,	June 30,	Dec. 31,
	2001	2000	2001	2000

(In millions)	Manufactured Housing		Mortgage

Principal balance of loans	$5,239	$5,391	$2,463	$2,919
Principal balance of loans 90 days or more past due (1)	189	182	53	29

(1)        Manufactured housing past due loans include repossessed inventory.

Balances and Changes in Retained Interests
The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the		At and for the
	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
(In millions)	2001	2000	2001	2000

Liability for Recourse Exposure
Balance at beginning of period	$105	$35	$131	$32
Provisions charged to income at securitization/sale	---	---	---	1
Letter of credit draws and other charges	(48)	(3)	(74)	(4)
Change in valuation of retained interests	30	12	30	15

Balance at end of period	$87	$44	$87	$44

The assets recognized as retained interests in securitizations include interest-only strips, transferor interests and subordinated certificates. The activity in retained interests in securitizations is summarized as follows:

	At and for the Quarter Ended				At and for the Six Months Ended
	June 30,				June 30,

	2001	2000	2001	2000	2001	2000	2001	2000
	Manufactured Housing		Mortgage		Manufactured Housing		Mortgage
(In millions)

Retained Interests in Securitizations
Balance at beginning of period	$60	$15	$118	$83	$46	$53	$113	$72
Additions from securitizations	---	5	13	17	13	11	15	19
Interest income	2	---	7	5	4	---	12	9
Cash received	(5)	(2)	(5)	(6)	(10)	(6)	(13)	(8)
Unrealized (loss) gain	---	(1)	2	1	4	(1)	8	8
Change in valuation of retained interests	(2)	(4)	---	---	(2)	(4)	---	---
Sales of subordinated certificates	---	---	---	---	---	(40)	---	---

Balance at end of period	$55	$13	$135	$100	$55	$13	$135	$100

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests. GreenPoint also reviews the adequacy of the value of the recorded liability on a quarterly basis, based on management’s best estimate of future cash flows associated with the corporate guarantee.

During the quarter ended June 30, 2001, GreenPoint recorded a $32 million charge to adjust its manufactured housing retained interests to fair value. The charge consisted of $30 million to adjust its manufactured housing corporate guarantee liability and $2 million to adjust its manufactured housing interest-only strip to fair value. The charge was primarily related to higher than anticipated default and loss severity rates, in approximately equal measure, and consisted of actual losses for the current quarter and a provision for higher losses in future periods.

Valuation Assumptions
The key economic assumptions used in estimating the fair value of retained interests capitalized during the quarter ended June 30, 2001 and the assumptions used in estimating the fair value of the entire portfolio of retained interests at June 30, 2001 were as follows:

	Capitalized During
	the Quarter Ended	Estimate of Fair Value at

	June 30, 2001	June 30, 2001

		Manufactured
	Mortgage	Housing	Mortgage

Weighted average life (in years)	1.4	4.4	1.4
Weighted average prepayment rate (1)	48.0%	13.0%	47.0%
Weighted average default rate	N/A	4.2%	N/A
Loss severity rate	N/A	64.2%	N/A
Weighted average loss rate	0.7%	2.7%	0.8%
Asset cash flows discounted at	13.1%	14.0%	12.8%
Liability cash flows discounted at	---	6.5%	---

(1)	Excludes weighted average default rate.

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

The activity in servicing assets is summarized as follows:

	At and for the Quarter Ended				At and for the Six Months Ended
			June 30,			June 30,

	2001	2000	2001	2000	2001	2000	2001	2000
	Manufactured				Manufactured
(In millions)	Housing		Mortgage		Housing		Mortgage

Servicing Assets
Balance at beginning of period	$141	$130	$67	$58	$142	$126	$60	$55
Additions	---	13	19	13	5	24	31	19
Sales	---	---	(2)	---	---	---	(2)	---
Amortization	(7)	(9)	(6)	(4)	(13)	(16)	(11)	(7)

Balance at end of period	134	134	78	67	134	134	78	67

Reserve for impairment of servicing assets
Balance at beginning of period	---	---	(8)	---	---	---	(5)	---
Additions	---	---	(1)	---	---	---	(4)	---

Balance at end of period	---	---	(9)	---	---	---	(9)	---

Servicing assets, net	$134	$134	$69	$67	$134	$134	$69	$67

At June 30, 2001, the estimated fair values of manufactured housing and mortgage servicing assets were $166 million and $76 million, respectively.

At December 31, 2000, the estimated fair values of manufactured housing and mortgage servicing assets were $169 million and $64 million, respectively.

The significant assumptions used in estimating the fair value of the servicing assets were as follows:

	June 30, 2001

	Manufactured
	Housing	Mortgage

Weighted average prepayment rate (1)	13.3%	26.9%
Weighted average life (in years)	4.1	3.7
Weighted average default rate	3.7%	N/A
Cash flows discounted at	14.0%	10.1%

(1)	Excludes weighted average default rate.

5.          Business Segments

The Company consists of three domestic business segments offering unique products and services. The Mortgage Banking segment is in the business of originating, selling, securitizing, servicing and investing in residential mortgage loans. The Company has historically funded its mortgage portfolio with consumer deposits raised through its Consumer Banking operations. The Consumer Banking segment consists of 74 full service banking offices offering a variety of financial services to the Greater New York City area. The Manufactured Housing segment primarily originates, securitizes and services manufactured housing loans. Included in the other category are revenues and expenses from the Company’s treasury operations, unallocated executive and corporate administration expenses and GAAP elimination entries recorded in the consolidation process.

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

	Quarter Ended June 30, 2001

			Manufactured	Segment		Consolidated
(In millions)	Mortgage	Consumer	Housing	Totals	Other (1)	Totals

Net interest income	$72	$50	$9	$131	$24	$155
Income from fees and commissions	2	11	5	18	(1)	17
Loan servicing fees	4	---	28	32	---	32
Net gain on sale of loans	108	---	---	108	---	108
Segment gain (loss) before taxes	159	26	(35)	150	(10)	140
Significant non-cash items:
Depreciation and amortization	3	15	9	27	2	29
ESOP and stock plans expense	3	1	1	5	1	6
Change in valuation of retained interests	---	---	(32)	(32)	---	(32)
Total Assets	$12,831	$11,313	$1,453	$25,597	$(6,411)	$19,186

	Quarter Ended June 30, 2000

			Manufactured	Segment		Consolidated
(In millions)	Mortgage	Consumer	Housing	Totals	Other (1)	Totals

Net interest income	$60	$59	$10	$129	$17	$146
Income from fees and commissions	(3)	10	2	9	3	12
Loan servicing fees	5	---	28	33	3	36
Net gain on sale of loans	44	---	18	62	---	62
Segment gain (loss) before taxes	76	35	(9)	102	7	109
Significant non-cash items:
Depreciation and amortization	4	12	9	25	3	28
ESOP and stock plans expense	2	1	3	6	(2)	4
Change in valuation of retained interests	---	---	(16)	(16)	---	(16)
Total Assets	$10,021	$11,850	$1,751	$23,622	$(7,855)	$15,767

(1)	Represents unallocated corporate amounts and eliminations.
(2)	For the purpose of internal management reporting, the Company records intersegment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Intersegment assets and liabilities eliminated for consolidation purposes were $10.8 billion and $11.3 billion for the quarters ended June 30, 2001 and 2000, respectively. Net interest income corresponding to the assumed funds transfers is allocated accordingly.

	Six Months Ended June 30, 2001

			Manufactured	Segment		Consolidated
(In millions)	Mortgage	Consumer	Housing	Totals	Other (1)	Totals

Net interest income	$133	$103	$18	$254	$44	$298
Income from fees and commissions	1	22	9	32	---	32
Loan servicing fees	6	---	57	63	---	63
Net gain on sale of loans	173	---	11	184	---	184
Segment gain (loss) before taxes	252	55	(27)	280	(10)	270
Significant non-cash items:
Depreciation and amortization	7	28	19	54	3	57
ESOP and stock plans expense	5	2	3	10	2	12
Change in valuation of retained interests	---	---	(32)	(32)	---	(32)
Total Assets	$12,831	$11,313	$1,453	$25,597	$(6,411)	$19,186

	Six Months Ended June 30, 2000

			Manufactured	Segment		Consolidated
(In millions)	Mortgage	Consumer	Housing	Totals	Other (1)	Totals

Net interest income	$119	$116	$22	$257	$33	$290
Income from fees and commissions	(3)	19	4	20	4	24
Loan servicing fees	10	---	55	65	3	68
Net gain on sale of loans	67	---	41	108	---	108
Segment gain (loss) before taxes	138	69	4	211	(4)	207
Significant non-cash items:
Depreciation and amortization	8	25	18	51	5	56
ESOP and stock plans expense	3	2	4	9	(2)	7
Change in valuation of retained interests	---	---	(19)	(19)	---	(19)
Total Assets	$10,021	$11,850	$1,751	$23,622	$(7,855)	$15,767

(1)	Represents unallocated corporate amounts and eliminations.
(2)	For the purpose of internal management reporting, the Company records intersegment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Intersegment assets and liabilities eliminated for consolidation purposes were $10.8 billion and $11.3 billion for the six months ended June 30, 2001 and 2000, respectively. Net interest income corresponding to the assumed funds transfers is allocated accordingly.

6.          Hedging Activities

On January 1, 2001, GreenPoint adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities (“SFAS 133”), as subsequently amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), in accounting for its derivative financial instruments. A transition adjustment was recognized as a cumulative effect of a change in accounting principle in the consolidated statement of income at January 1, 2001. The transition adjustment did not have a material impact on the consolidated statement of income.

The Bank uses interest rate swaps and futures contracts to manage the interest rate risk associated with its fixed rate manufactured housing loans and interest rate lock commitments prior to securitization. The notional amounts of these contracts were $246 million and $175 million at June 30, 2001 and December 31, 2000, respectively. The interest rate swaps designated as fair value hedging instruments to manage the interest rate risk associated with fixed rate manufactured housing loans had a notional value of $95 million at January 1, 2001. The net gain representing the amount of hedge ineffectiveness during the six months ended June 30, 2001 was $0.3 million and is included in other non-interest income. The interest rate swaps did not meet all of the criteria required by SFAS 133 to allow fair value hedge accounting during the quarter ended June 30, 2001.

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $878 million and $941 million at June 30, 2001 and December 31, 2000, respectively. The forward delivery commitments designated as fair value hedging instruments to manage the interest rate risk associated with mortgage loans had a notional value of $752 million at January 1, 2001. GreenPoint did not have a material gain or loss representing the amount of hedge ineffectiveness during the six months ended June 30, 2001. The forward delivery commitments did not meet all of the criteria required by SFAS 133 to allow fair value hedge accounting during the quarter ended June 30, 2001.

7.          Impact of Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Management of the Company anticipates that the adoption of SFAS 141 will not have a significant effect on the Company’s earnings or financial position.

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 (resulting from a transitional impairment test) are to be reported as a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001,will be subject immediately to the nonamortization and amortization provisions of SFAS 142.

Management is in the process of assessing the impact of the adoption of the SFAS 142 transitional impairment test on the Company’s earnings and financial position. Management estimates the adoption of the nonamortization provision of SFAS 142 would increase the Company’s annual earnings by approximately $48 million.

8.          Stock Repurchase Program

In February 2001, the Company’s Board of Directors authorized a new share repurchase program of up to 5%, or approximately five million, of its outstanding shares. The repurchase will be at the Company’s discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

As of June 30, 2001, the Company has not repurchased any shares under this program.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Quarter Ended										Six Months Ended

	June 30,		March 31,		Dec. 31,		Sept. 30,		June 30,		June 30,		June 30,
	2001		2001		2000		2000		2000		2001		2000

Performance Ratios (Annualized)
Return on average assets	1.94%		1.94%		0.59%		1.74%		1.68%		1.94%		1.60%
Return on average equity	16.02		15.10		4.42		13.21		13.03		15.56		12.33
Net interest margin	3.87		3.96		4.11		4.17		4.19		3.91		4.20
Net interest spread during period	3.45		3.50		3.64		3.71		3.77		3.47		3.79
Operating expense to average assets	2.74		2.91		2.72		2.94		2.75		2.82		2.75
Total non-interest expense to operating revenue	49.2		50.2		72.1		52.3		52.1		49.7		52.9
Efficiency ratio (1)	42.5		43.1		60.9		44.7		44.2		42.8		44.8
Average interest-earning assets to average interest-bearing liabilities	1.10	x	1.10	x	1.11	x	1.10	x	1.10	x	1.10	x	1.10	x

Per Share Data:
Common book value**	$24.11		$23.56		$22.77		$22.91		$22.38		N/A		N/A
Tangible common book value**	15.09		14.25		13.17		13.17		12.46		N/A		N/A
Shares used in calculations – (In thousands):
* Average	91,212		90,475		90,279		91,061		91,612		90,867		92,044
**Period – end	91,426		90,755		90,024		90,596		90,936		---		---
Total	101,063		100,583		100,105		101,351		102,294		---		---

Asset Quality Ratios:
Non-performing loans to total loans held for investment	2.03%		2.15%		2.27%		2.21%		2.21%
Non-performing assets to total assets	1.04		1.15		1.33		1.32		1.32
Allowance for loan losses to non-performing loans	59.21		60.53		57.27		58.31		57.28
Allowance for loan losses to loans held for investment	1.20		1.30		1.30		1.29		1.27

Capital Ratios:
Company:
Leverage capital	9.20%		9.59%		9.39%		9.55%		9.14%
Risk-based capital:
Tier I	9.43		9.24		9.17		9.69		9.61
Total	11.02		10.91		10.94		10.48		10.42
Bank:
Leverage capital	9.09		9.36		9.27		9.49		8.91
Risk-based capital:
Tier I	9.31		9.00		9.03		9.63		9.35
Total	10.89		10.67		10.80		10.42		10.16
Tangible equity to tangible managed assets	5.27		5.17		5.10		5.39		5.31
Tangible equity to managed receivables	6.46		6.45		6.19		6.49		6.47

Other Data:
Total managed assets (2)	$26,614		$25,197		$23,784		$22,923		$22,434
Total managed receivables (3)	21,042		19,496		18,866		18,301		17,667
Earnings to combined fixed charges and preferred stock dividends (4):
Excluding interest on deposits	11.95	x	11.20	x	3.86	x	13.55	x	12.46	x	11.58	x	11.78	x
Including interest on deposits	2.07	x	1.94	x	1.25	x	1.80	x	1.80	x	2.00	x	1.77	x

(1)	The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income and non-interest income.
(2)	Managed assets is the sum of total assets and off-balance sheet managed receivables.
(3)	Managed receivables is the sum of on-balance sheet loans and off-balance sheet managed receivables.
(4)	For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividend requirements, earnings represent net income plus applicable income taxes, fixed charges and preferred stock dividend requirements of a consolidated subsidiary. Fixed charges represent interest expense on long-term debt and one-third (the portion deemed to be representative of the interest factor) of rents.

1.          GENERAL

GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a leading national specialty housing finance company with three principal businesses. GreenPoint Mortgage Funding, Inc. (“GPM”), a national mortgage banking company headquartered in Larkspur, California, is the leading national lender in non-conforming residential mortgages, specializing in alternative A ("Alt A") residential mortgages. GreenPoint Credit, LLC ("GPC"), headquartered in San Diego, California, is a leading national lender and servicer in the manufactured housing finance industry. GreenPoint Bank (the “Bank”), a New York State chartered savings bank, has approximately $11 billion in deposits in 74 branches serving more than 400,000 households in the Greater New York City area.

Forward Looking Statements

This Quarterly report on Form 10Q contains certain forward-looking statements, which are based on management’s current expectations. These forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to earnings growth (on both a GAAP and cash basis); revenue growth; origination volume in both the Company’s mortgage and manufactured housing finance businesses; non-interest income levels, including fees from product sales; credit performance on loans made by the Company; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions and related integration and restructuring activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels in the Company’s mortgage and manufactured housing finance businesses; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets, which can materially affect the Company’s quarterly valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which could adversely affect the ability of the Company to sell or securitize mortgage and manufactured housing originations on a timely basis or at prices which are acceptable to the Company; actions by rating agencies and the affects of these actions on the Company’s businesses and operations; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

2.          OPERATING RESULTS

Overview of consolidated results:

•	Net income for the second quarter of 2001 was $86 million, an increase of 32% over the second quarter of 2000. Net income per diluted share was $0.95 for the quarter, an increase of 34% over the second quarter of 2000.

•	Total loan originations for the second quarter of 2001 were $7.1 billion, an increase of 116% from the second quarter of 2000, and an increase of 61% compared to the prior quarter. Mortgage originations for the same period were $6.8 billion, an increase of 164% from the second quarter of 2000, and an increase of 62% from the first quarter of 2001. Manufactured housing loan originations were $228 million, an increase of 22% from the first quarter of 2001 and a decrease of 66% from a year ago.

•	GPM sold certain whole loan mortgages of $4.0 billion, recording a gain of $97 million. GPM also securitized $303 million of home equity lines of credit for a gain of $8 million. Draws on previously securitized home equity lines of credit totaling $93 million resulted in a gain of $3 million.

•	GPC did not securitize or sell manufactured housing assets during the second quarter of 2001, due to the lower volume of originations. The securitization sale gain for the second quarter of 2000 was $18 million.

•	A $32 million charge was recorded in connection with the valuation of manufactured housing retained interests.

•	Asset quality in the mortgage loan portfolio improved further over 2000. Non-performing loans decreased 3% to $191 million, and total non-performing assets decreased 5% to $200 million at June 30, 2001.

•	GreenPoint continues to maintain a strong capital position with a leverage ratio of 9.20%, a Tier 1 risk-based ratio of 9.43% and a total risk-based capital ratio of 11.02% at June 30, 2001.

Business Segment Results:

•	Pre-tax income for the Mortgage Banking segment was $159 million and $252 million for the quarter and six months ended June 30, 2001, an increase of 109% and 83% over the respective periods a year ago. The increase is primarily the result of increased gain on sale of mortgage loans due to higher origination volumes along with better market pricing.

•	The Consumer Banking segment reported pre-tax income of $26 million and $55 million for the quarter and six months ended June 30, 2001, a decline of 26% and 20%, respectively, over the same periods a year ago. The decrease was due to lower net interest income as narrower margins were earned on consumer deposits in the declining interest rate environment.

•	Loss before income taxes for the Manufactured Housing segment was $35 million and $27 million for the quarter and six months ended June 30, 2001, compared with a $9 million loss in the quarter and a $4 million profit in the six month period a year ago. The increased loss is primarily attributable to the increase in the change in valuation of retained interests for the respective quarter and six month periods along with lower gain on sale of loans due to lower origination volumes.

Supplemental Performance Measurements - Core Cash Earnings

Core cash earnings is a non-GAAP measurement that is defined as net income excluding non-recurring items and certain non-cash charges related to goodwill and the Employee Stock Ownership Plan (“ESOP”). The non-cash expenses, unlike other expenses incurred by the Company, do not reduce GreenPoint’s tangible capital thereby enabling the Company to increase shareholder value through the growth of earning assets, increases in cash dividends and additional repurchases of the Company’s stock.

	Quarter Ended					Six Months Ended

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	June 30,	June 30,
(In millions)	2001	2001	2000	2000	2000	2001	2000

Net income	$86	$78	$23	$67	$65	$164	$123
Non-recurring items, net of tax (1)	---	---	---	3	---	---	---

Core net income	86	78	23	70	65	164	123
Add back:
Goodwill amortization	20	20	19	19	20	40	40
Employee Stock Ownership and stock plans expense	6	6	5	5	4	12	7

Core cash earnings	$112	$104	$47	$94	$89	$216	$170

Core cash earnings per share (2)	$1.23	$1.15	$0.53	$1.04	$0.97	$2.37	$1.85

Performance Ratios (Annualized)
Core cash earnings return on average assets	2.52%	2.58%	1.23%	2.45%	2.28%	2.55%	2.21%
Core cash earnings return on average equity	20.80	20.05	9.17	18.62	17.74	20.43	17.04
Core cash earnings return on tangible equity	34.47	34.92	16.01	33.08	31.96	34.68	31.06
Core return on average assets	1.94	1.94	0.59	1.81	1.68	1.94	1.60
Core return on average equity	16.02	15.10	4.42	13.79	13.03	15.56	12.33

(1)	Non-recurring items include restructuring charge and non-recurring personnel expense, net of tax.
(2)	Based on the weighted average shares used to calculate diluted earnings per share.

Net Interest Income

Net interest income on a tax-equivalent basis increased by $9 million for both the quarter and six months ended June 30, 2001 versus the comparable periods in 2000. Net interest income in both periods benefited from an increase in average earning assets, which included an increase in loans held for sale and securities investments. The net interest margin was 3.87% and 3.91% for the quarter and six months ended June 30, 2001, down from 4.19% and 4.20%, respectively, for the comparable 2000 periods. The narrower margin resulted from a change in the mix of interest-earning assets and a rise in CD costs reflecting a rise in interest rate levels during 2000, and an increasingly competitive market for these deposits in the New York area.

Average earning assets increased by $2.17 billion in the quarter ended June 30, 2001. The increase reflected growth in loans held for sale, due to higher origination volume, higher investment securities, and higher mortgage loans held for investment. The cost of interest-bearing liabilities for the second quarter declined by 8 basis points, due to a decline in short-term market interest rates. The cost of interest-bearing liabilities for the six months rose by 12 basis points, reflecting the rise in interest rates during the year 2000 paid on certificates of deposit.

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the quarter ended June 30, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Quarter Ended

	June 30, 2001			June 30, 2000

			Average			Average
	Average		Yield/	Average		Yield/
(Taxable-equivalent interest and rates, in millions) (1)	Balance	Interest	Cost	Balance	Interest	Cost

Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$8,788	$186	8.48%	$8,452	$183	8.68%
Other loans (2)	545	13	9.80	620	16	10.10
Loans held for sale	2,955	58	7.87	1,926	44	9.05
Money market investments (3)	67	1	4.43	570	9	6.38
Securities (4)	3,641	62	6.80	2,210	40	7.32
Other interest-earning assets	326	12	14.53	377	10	10.76

Total interest-earning assets	16,322	332	8.14	14,155	302	8.54

Non-interest earning assets (5)	1,458			1,425

Total assets	$17,780			$15,580

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings	$1,215	6	2.01	$1,330	7	2.11
N.O.W.	274	---	0.98	293	1	0.98
Money market and variable rate savings	2,656	21	3.23	2,421	20	3.36
Term certificates of deposit	6,502	90	5.54	7,108	98	5.51
Mortgagors’ escrow	106	1	0.36	116	---	1.54
Other borrowed funds	3,630	46	5.04	1,262	20	6.22
Senior bank notes	134	2	7.04	189	3	6.94
Subordinated bank notes	150	3	9.36	---	---	---
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	5	9.16	200	5	9.16

Total interest-bearing liabilities	14,867	174	4.69	12,919	154	4.77

Other liabilities (6)	759			655

Total liabilities	15,626			13,574

Stockholders’ equity	2,154			2,006

Total liabilities and stockholders’ equity	$17,780			$15,580

Net interest income/interest rate spread (7)		$158	3.45%		$148	3.77%

Net interest-earning assets/net interest margin (8)	$1,455		3.87%	$1,236		4.19%

Ratio of interest-earning assets to interest-earning liabilities	1.10 x			1.10 x

(1)	Net interest income is calculated on a taxable-equivalent basis.
(2)	In computing the average balances and average yield on loans, non-accruing loans have been included.
(3)	Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.
(4)	The average yield does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(5)	Includes goodwill, banking premises and equipment, servicing assets, deferred tax assets, accrued interest receivable, and other miscellaneous non-interest earning assets.
(6)	Includes accrued interest payable, accounts payable and other miscellaneous non-interest bearing obligations of the Company.
(7)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8)	Net interest margin represents net interest income divided by average interest-earning assets.

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the six months ended June 30, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Six Months Ended

	June 30, 2001			June 30, 2000

			Average			Average
	Average		Yield/	Average		Yield/
(Taxable-equivalent interest and rates, in millions) (1)	Balance	Interest	Cost	Balance	Interest	Cost

Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$8,494	$365	8.59%	$8,562	$370	8.66%
Other loans (2)	554	27	9.76	628	32	10.13
Loans held for sale	2,602	105	8.18	1,672	75	8.93
Money market investments (3)	128	4	5.42	584	18	6.15
Securities (4)	3,392	117	6.93	2,145	76	7.14
Other interest-earning assets	307	23	15.05	358	21	11.60

Total interest-earning assets	15,477	641	8.30	13,949	592	8.50

Non-interest earning assets (5)	1,452			1,426

Total assets	$16,929			$15,375

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings	$1,212	12	2.02	$1,343	14	2.14
N.O.W.	275	1	0.98	295	2	0.98
Money market and variable rate savings	2,599	43	3.34	2,432	40	3.36
Term certificates of deposit	6,624	186	5.66	7,120	194	5.45
Mortgagors’ escrow	104	1	1.67	109	---	1.65
Other borrowed funds	2,778	74	5.31	1,031	33	6.23
Senior bank notes	135	4	7.04	195	6	6.94
Subordinated bank notes	150	7	9.36	---	---	---
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	10	9.16	200	10	9.16

Total interest-bearing liabilities	14,077	338	4.83	12,725	299	4.71

Other liabilities (6)	741			651

Total liabilities	14,818			13,376

Stockholders’ equity	2,111			1,999

Total liabilities and stockholders’ equity	$16,929			$15,375

Net interest income/interest rate spread (7)		$303	3.47%		$293	3.79%

Net interest-earning assets/net interest margin (8)	$1,400		3.91%	$1,224		4.20%

Ratio of interest-earning assets to interest-earning liabilities	1.10 x			1.10 x

(1)	Net interest income is calculated on a taxable-equivalent basis.
(2)	In computing the average balances and average yield on loans, non-accruing loans have been included.
(3)	Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.
(4)	The average yield does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(5)	Includes goodwill, banking premises and equipment, servicing assets, deferred tax assets, accrued interest receivable, and other miscellaneous non-interest earning assets.
(6)	Includes accrued interest payable, accounts payable and other miscellaneous non-interest bearing obligations of the Company.
(7)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(8)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on the Company’s interest income on a tax equivalent basis and interest expense during the periods indicated. Information is provided in each category on changes (i) attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to volume and rate.

	Quarter Ended June 30, 2001			Six Months Ended June 30, 2001
	Compared to			Compared to
	Quarter Ended June 30, 2000			Six Months Ended June 30, 2000
	Increase/(Decrease)			Increase/(Decrease)

	Due to			Due to

	Average	Average	Net	Average	Average	Net
(In millions)	Volume	Rate	Change	Volume	Rate	Change

Mortgage loans held for investment (1)	$7	$(4)	$3	$(3)	$(2)	$(5)
Other loans (1)	(3)	---	(3)	(4)	(1)	(5)
Loans held for sale	21	(7)	14	38	(8)	30
Money market investments (2)	(6)	(2)	(8)	(12)	(2)	(14)
Securities	25	(3)	22	42	(1)	41
Other interest-earning assets	(1)	3	2	(3)	5	2

Total interest earned on assets	43	(13)	30	58	(9)	49

Savings	(1)	---	(1)	(1)	(1)	(2)
N.O.W.	---	(1)	(1)	---	(1)	(1)
Money market and variable rate savings	2	(1)	1	3	---	3
Term certificates of deposit	(8)	---	(8)	(14)	6	(8)
Mortgagors’ escrow	---	1	1	---	1	1
Other borrowed funds	31	(5)	26	48	(7)	41
Senior bank notes	(1)	---	(1)	(1)	(1)	(2)
Subordinated bank notes	3	---	3	7	---	7
Guaranteed preferred beneficial interest in Company's junior subordinated debentures	---	---	---	---	---	---

Total interest paid on liabilities	26	(6)	20	42	(3)	39

Net change in net interest income	$17	$(7)	$10	$16	$(6)	$10

(1)	In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.
(2)	Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

Provision for loan losses

The provision for loan losses was $5 million for the second quarter of 2001 and $10 million for the first six months of 2001, down from $7 million and $15 million, respectively for the comparable 2000 periods. The decrease is primarily attributable to a change in the timing of charge-offs on the manufactured housing loan portfolio to conform to recent changes in regulatory standards. Had this policy change not occurred, net charge-offs for the six months ended June 30, 2001 would have been approximately $4 million higher. For the quarter ended June 30 2001, charge-offs under both the old and new policies were the same. Charge-offs for the quarter and six months ended June 30, 2001 on the residential mortgage portfolio were essentially unchanged versus a year ago. The provision equaled net charge-offs for all periods.

Non-Interest Income

The following table summarizes the components of non-interest income:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2001	2000	2001	2000

Income from fees and commissions:
Loan servicing fees	$32	$36	$63	$68
Banking services fees and commissions	11	10	22	19
Other	6	3	10	5

Total income from fees and commissions	49	49	95	92
Net gain on sales of mortgage loans	108	44	173	67
Net gain on sales of manufactured housing assets	---	18	11	41
Change in valuation of retained interests – Manufactured Housing	(32)	(16)	(32)	(19)
Net gain on securities	6	1	12	2

Total non-interest income	$131	$96	$259	$183

Non-interest income was $131 million and $259 million in the second quarter and six months ended June 30, 2001, up from $96 million and $183 million in the comparable periods a year ago. The results for the quarter and six months reflect a higher gain on sale of mortgage loans partly offset by a lower gain on sale of manufactured housing assets and an increase in the change in valuation of retained interests in manufactured housing loan securitizations.

Income from fees and commissions was $49 million and $95 million in the second quarter and six months ended June 30, 2001, unchanged from the comparable quarter and up for the six month period a year ago, principally due to higher banking services fees and commissions. Loan servicing fees fell by $4 million and $5 million due to a $1 million and $4 million write-down in the value of mortgage servicing rights for the quarter and six months ended June 30, 2001.

Gain on sale of loans:

The following table is a summary of loans sold and average margins for the reported periods:

	Quarter Ended			Six Months Ended
	June 30,			June 30,

(In millions)	2001		2000	2001	2000

Whole loan – Mortgage:
Sales		$4,003	$1,721	$6,839	$2,926
Gain on sale		$97	$32	$159	$53
Average margin		2.41%	1.83%	2.31%	1.83%

Securitizations – Mortgage:
Sales		$396	$395	$475	$448
Gain on sale		$11	$12	$14	$14
Average margin		2.90%	3.02%	2.98%	3.07%

Securitizations – Manufactured Housing:
Sales	$	---	$719	$272	$1,309
Gain on sale	$	---	$18	$11	$41
Average margin		---%	2.53%	4.08%	3.08%

Gain on sale of mortgage loans increased for the quarter, principally due to a higher volume of loans sold along with better market pricing. The Company did not securitize and sell manufactured housing assets for the quarter ended June 30, 2001 as a result of the deliberate reduction in manufactured housing loan originations.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2001	2000	2001	2000

Salaries and benefits	$59	$53	$116	$104
Employee Stock Ownership and stock plans expense	6	4	12	7
Net expense of premises and equipment	22	19	43	39
Advertising	2	2	4	3
Federal deposit insurance premiums	---	---	1	1
Other administrative expenses	33	29	62	57

Total general and administrative expenses	122	107	238	211
Other real estate owned operating income, net	(1)	(1)	(1)	(1)
Goodwill amortization	20	20	40	40

Total non-interest expense	$141	$126	$277	$250

Total non-interest expense was $141 million and $277 million for the second quarter and six months ended June 30, 2001, an increase of 12% and 11%, respectively, over the same periods a year ago. Salaries and benefits increased $6 million and $12 million, respectively, principally due to additional staff and incentive commissions related to the higher mortgage volume. Employee stock ownership and stock plans expense increased $2 million and $5 million, respectively, due to a higher average stock price versus the same period a year ago.

Income Tax Expense

Total income tax expense increased $10 million, or 23%, to $54 million for the second quarter of 2001 and $22 million, or 26% to $106 million for the six months ended June 30, 2001 versus the comparable periods a year ago. The effective tax rate declined from 40% in the second quarter of 2000 and 40.5% for the first six months of 2000 to 38.48% and 39.09%, respectively in the second quarter and six months ended June 30, 2001.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2001	2000	2001	2000

Mortgage:
Total applications received	$13,098	$5,552	$23,673	$10,171

Loans originated:
Specialty products (1)	$3,114	$1,398	$5,353	$2,506
Home equity / Seconds	399	668	823	1,134
Agency / Jumbo	3,335	531	4,889	943

Total loans originated	$6,848	$2,597	$11,065	$4,583

Commitments to originate loans (end of period)	$6,385	$2,956	$6,385	$2,956

Loans held for sale (end of period)	$3,684	$1,519	$3,684	$1,519

(1)	Specialty products include: Alt A, No Doc and A minus programs.

Manufactured Housing:
Total loans originated	$228	$675	$415	$1,406

Loans held for sale (end of period)	$352	$532	$352	$532

Total loan originations during the quarter for the mortgage and manufactured housing businesses were $7 billion and $11 billion, respectively, up from $3 billion and $6 billion, respectively during the second quarter and six months ended June 30, 2000. Continued strength in specialty, agency and jumbo mortgage originations, attributable to declining interest rates and increased market share, offset the decline in manufactured housing originations resulting from lower industry volumes, tightened underwriting standards and risk based pricing initiatives.

Non-Performing Assets:

For the six months ended June 30, 2001, non-performing assets decreased by 4%. The ratio of non-performing loans to loans held for investment fell to 2.03% at June 30, 2001 from 2.27% at December 31, 2000 while the ratio of non-performing assets to total assets fell to 1.04% at June 30, 2001 from 1.33% at December 31, 2000.

Non-performing assets, net of related specific reserves, were as follows:

	June 30,	Dec.31,
(In millions)	2001	2000

Mortgage loans secured by:
Residential one-to four-family	$169	$170
Residential multi-family	9	12
Commercial property	11	14
Other loans	2	1

Total non-performing loans (1)	191	197
Total other real estate owned, net	9	13

Total non-performing assets	$200	$210

(1)	Includes $3 million and $6 million of non-accrual mortgage loans under 90 days past due at June 30, 2001 and December 31, 2000, respectively.

Allowance for Possible Loan Losses:

The following is a summary of the provision and allowance for possible loan losses:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2001	2000	2001	2000

Balance at beginning of period	$113	$113	$113	$113
Provision charged to income	5	7	10	15
Charge-offs:
Residential mortgage	(1)	(1)	(3)	(3)
Manufactured housing	(9)	(9)	(17)	(18)

Total charge-offs	(10)	(10)	(20)	(21)

Recoveries:
Residential mortgage	---	---	---	---
Manufactured housing	5	3	10	6

Total recoveries	5	3	10	6

Balance at end of period	$113	$113	$113	$113

Net mortgage loan charge-offs were $1 million and $3 million, respectively, for the quarter and six months ended June 30, 2001, unchanged versus the comparable periods a year ago. Net charge-offs on the portfolio of manufactured housing loans held for investment were $4 million and $7 million, respectively, for the quarter and six months ended June 30, 2001, versus $6 million and $12 million, respectively, for the comparable periods a year ago. The improvement versus a year ago on the portfolio of manufactured housing loans was primarily attributable to a change in the timing of charge-offs to conform to recent changes in regulatory standards.

Capital Ratios

The Company’s ratio of period-end stockholders’ equity to ending total assets at June 30, 2001 was 11.49% compared to 13.00% at December 31, 2000.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of June 30, 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier 1 capital, total capital and leverage ratios of 6%, 10% and 5%, respectively. There have been no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

			Required for Capital
	Actual		Adequacy Purposes

(In millions)	Amount	Ratio	Amount	Ratio

As of June 30, 2001
Total Capital (to Risk Weighted Assets):
Company	$1,821	11.02%	$1,322	8.00%
Bank	1,801	10.89	1,322	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,558	9.43%	$661	4.00%
Bank	1,538	9.31	661	4.00
Tier 1 Capital (to Average Assets):
Company	$1,558	9.20%	$677	4.00%
Bank	1,538	9.09	677	4.00

As of December 31, 2000
Total Capital (to Risk Weighted Assets):
Company	$1,629	10.94%	$1,191	8.00%
Bank	1,608	10.80	1,191	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,366	9.17%	$596	4.00%
Bank	1,345	9.03	596	4.00
Tier 1 Capital (to Average Assets):
Company	$1,366	9.39%	$582	4.00%
Bank	1,345	9.27	580	4.00

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
Item 3 - Quantitative and Qualitative Disclosure
about Market Risk

Market Risk Management

The Company’s market risk exposure is limited solely to interest rate risk.

Interest rate risk is defined as the sensitivity of the Company’s current and future earnings to changes in the level of market interest rates. It arises in the ordinary course of the Company’s business, as the repricing characteristics of its loans do not match those of its liabilities. The resulting interest rate risk is managed by adjustments to the Company’s investment portfolio and the maturities of market borrowings.

Management responsibility for interest rate risk resides with the Asset and Liability Management Committee (“ALCO”). The committee is chaired by the Chief Financial Officer and includes the Treasurer, the Head of Risk Management and the Company’s senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off-balance sheet instruments and identify acceptable counter-parties to securities and off-balance sheet transactions.

ALCO risk management strategies allow for the assumption of interest rate risk within the Board approved limits. The strategies are formulated based upon ALCO’s assessments of likely market developments and trends in the Company’s lending and consumer banking businesses. Strategies are developed with the aim of enhancing the Company’s net income and capital, while ensuring the risks to income and capital from adverse movements in interest rates are acceptable.

The Company’s income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. One measure of interest rate sensitivity is provided by the accompanying net gap analysis, which organizes assets and liabilities according to the time period in which they reprice or mature. For many of the Company’s assets and liabilities, the maturity or repricing date is not determinable with certainty. For example, the Company’s mortgage and manufactured housing loans and its mortgage-backed securities can be prepaid before contractual amortization and/or maturity. Also, repricing of the Company’s non-time deposits is subject to management’s evaluation of the existing interest rate environment, current funding and liquidity needs, and other factors influencing the market competition for such deposits. The amounts in the accompanying table reflect management’s judgment of the most likely repricing schedule; actual results could vary from those detailed herein.

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

The use of interest rate instruments such as interest rate swaps is integrated into the Company’s interest rate risk management. The notional amounts of these instruments are not reflected in the Company’s balance sheet. Where applicable, these instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

These repricing relationships do not consider the impact that rate movements might have on other components of the Bank’s risk profile; for example, an increase in interest rates, while implying that earnings will rise in a positive gap period, might also result in higher credit or default risk due to a higher probability of borrowers being unable to pay the contractual payments on loans. Likewise, a decrease in rates might result in an increase in the risk that funds received from loan prepayments are reinvested at lower rates and/or spreads.

Interest Rate Sensitivity Gap Analysis

The table below depicts the Company’s interest rate sensitivity as of June 30, 2001. Allocations of assets and liabilities, including non-interest bearing sources of funds to specific periods, are based upon management’s assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

During the second quarter, ALCO conducted a review of the historical sensitivity of core deposit pricing and balances to changes in market interest rates. The review indicated deposit rates and balances were far less sensitive to changes in market rates than had been previously assumed. Accordingly, the Gap table below includes longer assumed deposit repricing maturities than in previous periods.

	Repricing Periods

		More than	More than	More than
	Three months	three months	six months	one year	More than
(In millions)	or less	to six months	to one year	to three years	three years	Total

Total loans, net	$4,822	$755	$1,618	$2,799	$3,343		$13,337
Money market investments (1)	19	---	---	---	---		19
Securities held to maturity (2)	---	3	---	---	170		173
Securities available for sale	686	336	530	709	1,598		3,859
Other interest-earning assets	136	---	---	---	---		136

Total interest-earning assets	5,663	1,094	2,148	3,508	5,111		17,524
Cash and due from banks	158	---	---	---	---		158
Servicing assets	12	10	15	54	112		203
Goodwill	20	20	39	157	589		825
Other non-interest earning assets	476	---	---	---	---		476

Total assets	$6,329	$1,124	$2,202	$3,719	$5,812		$19,186

Term certificates of deposit	$1,576	$1,082	$2,487	$1,119	$131		$6,395
Core deposits	614	47	214	635	2,979		4,489

Total deposits	2,190	1,129	2,701	1,754	3,110		10,884
Mortgagors’ escrow	3	3	5	18	63		92
Securities sold under agreements to repurchase	1,540	100	50	750	100		2,540
Federal Home Loan Bank of New York advances	650	100	100	750	649		2,249
Long term debt	---	---	---	134	---		134
Subordinated debt	---	---	---	---	150		150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	---	---	---	---	200		200
Notes payable	1	---	---	---	---		1
Other liabilities	733	---	---	---	(1)		732
Stockholders’ equity	---	---	---	---	2,204		2,204

Total liabilities and stockholders’ equity	$5,117	$1,332	$2,856	$3,406	$6,475		$19,186

Off balance sheet financial instruments	$ ---	$ ---	$ ---	$ ---	$ ---	$	---

Interest rate sensitivity gap	$1,212	$(208)	$(654)	$313	$(663)

Cumulative gap	$1,212	$1,004	$350	$663	---

Interest rate sensitivity gap as a percentage of total assets	6.32%	(1.08)%	(3.41)%	1.63%	(3.46)%

Cumulative gap as a percentage of total assets	6.32%	5.24%	1.83%	3.46%	---

(1)	Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.
(2)	Consists of securities held to maturity and Federal Home Loan Bank of New York stock.

As of June 30, 2001, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $350 million, or 1.83% of total assets.

The static gap analysis is an incomplete representation of interest rate risk for several reasons. It fails to account for changes in prepayment speeds on the Company’s mortgage and manufactured housing loans and mortgage backed securities portfolios. The behavior of deposit balances will vary with changes in the general level of interest rates and management’s pricing strategies. The gap analysis does not provide a clear presentation of the risks to income arising from options embedded in the balance sheet.

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

At June 30, 2001, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months on instruments held for other than trading purposes was a decline of approximately 6.5% of projected 2001 net income. Conversely, a similar gradual 200 basis point increase in interest rates over the next twelve months would result in a projected increase in 2001 net income of 3.0% over what would be earned if rates remained constant. GreenPoint does not have significant exposure to such risk on instruments held for trading purposes.

Management has included all derivative and other financial instruments that have a material effect in calculating the Company’s potential earning at risk.

These measures of risk represent the Company’s exposure to interest rate movements at a particular point in time. The risk position is always changing. ALCO continuously monitors the Company’s risk profile as it changes, and alters the rate sensitivity to ensure limits are adhered to, and that the resulting risk profile is appropriate to its views on the likely course of interest rates and developments in its core businesses.

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

During 1998, the Company entered the manufactured housing finance business, which introduced additional market risk. One set of risks resulted from the accumulation of fixed rate manufactured housing loans prior to sale or securitization of those loans. The level of market interest rates, and the spread over treasuries required by investors determines the prices of the securities backed by the Company’s manufactured housing loans. A rise in market interest rates, or a widening of spreads on manufactured housing-backed securities during the accumulation period will reduce the prices paid for the securities backed by the Company’s manufactured housing loans and the gain on sale.

The Company mitigates the risk associated with accumulating manufactured housing loans by hedging fixed-rate manufactured housing loan production prior to sale or securitization. Historical analysis indicates that interest rate swaps and Libor futures contracts correlate highly with rates paid on manufactured housing securities. Reports are prepared on the origination of fixed rate manufactured housing loans on a daily and weekly basis. As the loans are accumulated, the Bank enters into swaps in which it agrees to pay a fixed rate and receive a floating rate. Alternatively, the Bank will sell Libor futures contracts. The amount and duration of the swaps entered into and the futures contracts sold are selected so the change in fair value correlates closely with the changes in the fair value of securities backed by manufactured housing loans similar to the Company’s loan inventory. The loans and the resultant hedging relationships are monitored throughout the accumulation period. At the time a securitization is priced, establishing the gain on sale, the swap transactions are unwound and the futures contracts repurchased. The gain or loss on the hedge position is included as part of the gain on sale from the sale of securitization.

The Company acquired servicing assets as part of the GreenPoint Credit acquisition and holds retained interests in the manufactured housing securitizations completed in 1999, 2000 and 2001.

The fair value of the Company’s servicing assets and retained interests from securitizations are directly affected by the level of prepayments associated with the underlying loans. However, manufactured housing contracts historically have exhibited far less prepayment sensitivity to changing interest rate levels than do residential mortgage loans. Much of this reduced prepayment sensitivity can be attributed to lower borrower equity against which to refinance, and smaller loan sizes which reduce the incentive to refinance. Thus, in management’s judgment, there is little earnings sensitivity solely attributable to the effect of changes in general market interest rates on servicing assets.

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

Both GreenPoint Mortgage and GreenPoint Credit maintain underwriting policies, procedures and approval authorities appropriate to their businesses. In both companies, the chief credit executive reports directly to the chief executive of the business, outside of the production organization. With respect to loans originated for whole loan sale to the secondary markets, where credit risk is transferred, underwriting criteria are established to meet the investor requirements. An independent, executive-level Risk Management Division determines the criteria required for loans which will be transferred to GreenPoint’s portfolio or sold through securitizations. Within GreenPoint Credit, sophisticated custom scoring models are also used to determine a borrower’s creditworthiness.

Oversight of the appraiser approval and appraisal review process is provided independent of the production organization. Appraisers are required to meet strict standards for approval by GreenPoint, and their performance is monitored on a regular basis. With oversight by Risk Management, a comprehensive quality control process is in place in each business unit to ensure that loans being originated meet the company’s underwriting standards, and that required operating procedures are followed. Loans are selected monthly on a pre and post funding basis for review by quality control analysts and staff appraisers.

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

Risk Management reviews monthly the delinquency and loss trends in all the mortgage and manufactured housing loans serviced by the Company, whether or not it retains credit exposure. These reviews are intended to identify significant changes in credit quality which may indicate changes to the Company’s exposures or to the efficacy of its underwriting of loans sold to other investors. Such changes could prompt adjustments to the Company’s underwriting criteria or servicing procedures.

GreenPoint’s loan origination activity is geographically diversified throughout the U.S. GreenPoint began originating loans outside of New York State in 1996. The Company tracks economic and housing market trends to identify areas for expansion and as an early warning mechanism. The Company also closely monitors trends in delinquent and non-performing loans through cycles in the economy and in the real estate market. These economic and performance trends are analyzed in the ongoing fine-tuning of lending practices.

The Company uses various collection strategies and works to maintain contact with the borrowers in order to obtain repayment. Collection activities for GreenPoint Mortgage are centralized in a servicing unit in Columbus, Georgia. GreenPoint Credit’s collection activities are decentralized among its 24 regional offices in order to more effectively repossess and liquidate collateral, thereby minimizing the loss severity. In 2000, a centralized collection center was opened in California to target early stage delinquencies more cost-effectively, thereby allowing the regional offices to focus on serious delinquencies.

The Company has set forth a policy for establishment and review of the adequacy of the allowance for loan losses in order to provide for estimated costs related to the problem loans. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company’s lending areas.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings

In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, in which monetary damages and other forms of relief are sought. Certain of such actions involve alleged violations of consumer protection laws, including claims relating to the Corporation’s loan collection efforts, and other federal and state banking laws. Certain of such actions involve claims for punitive damages. Management has established what it believes to be sufficient allocated reserves to cover any probable losses stemming from the settlement or payment of any final judgments rendered in any such cases. Accordingly, management believes that these actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation’s financial position or results of operations.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 4 - Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on May 8, 2001, the following matters were voted upon with the results of the voting on such matters indicated:

1.	Election of the following four directors of the Company to three-year terms:

	For	Withheld

Bharat B. Bhatt	91,759,250	2,862,615
Robert M. McLane	92,361,001	2,260,864
Edward C. Schmults	92,263,733	2,358,132
Robert F. Vizza	92,271,353	2,350,512

The following sets forth the names of Directors continuing in office after the annual meeting;
William M Jackson	Peter T. Paul
Charles B. McQuade	Alvin N. Puryear
Dan F. Huebner	Robert P. Quinn
Thomas S. Johnson

2.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent auditor for the year ending December 31, 2001:

For:	93,463,898
Against	749,149
Abstain	408,818

3.	Approval of the GreenPoint Financial Corp. Non-Employee Directors 2001 Stock Option Plan:

For:	81,090,724
Against	12,757,611
Abstain	773,530

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number:

	10.12	GreenPoint Financial Corp Letter Agreement with Peter T. Paul dated as of May 2, 2001

	11.1	Statement Regarding Computation of Per Share Earnings

	12.1	Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(b)         Reports on Form 8-K

On April 2, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of GreenPoint Home Equity Loan Trust 2001-1, Home Equity Loan Asset-Backed Notes. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of April 1, 2001.

On April 10, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2001-1. GreenPoint Mortgage Securities Inc. is sponsor under the Sale and Servicing Agreement, dated as of April 1, 2001. Included was the following information: (i) the consent of KPMG LLP, dated as of April 10, 2001 in connection with the financial statement of Financial Guaranty Insurance Company and (ii) the audited financial statements of Financial Guaranty Insurance Company for the applicable periods.

On April 18, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K for a Pooling and Servicing Agreement (2001-1), dated March 1, 2001 by and among GreenPoint Credit, LLC as Contract Seller and Servicer, Bank One, National Association, as Trustee and First Union National Bank, as co-trustee.

On April 26, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of GreenPoint Home Equity Loan Trust 2001-1, Home Equity Loan Asset-Backed Notes.  Along with the applicable agreements were the following: (i) an Indenture dated April 1, 2001 between the Trust and the Indenture Trustee (ii) a Demand Note dated April 12, 2001 issued by GreenPoint Bank and (iii) a Surety Bond relating to the Notes dated April 12, 2001 and issued and delivered by Financial Guaranty Insurance Company.

On May 1, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1 for  March 31, 2001.

On May 22, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1 for April 30, 2001.

On June 11, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1 Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated April 16, 2001.

On June 11, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1 Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Also included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated May 15, 2001.

On June 19, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of GreenPoint Home Equity Loan Trust 2001-1, Home Equity Loan Asset-Backed Notes, Series 2001-1. Also included was the Monthly Remittance Statement to the Certificateholders dated as of May 15, 2001.

On June 28, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1 for  May 31, 2001.

On June 29, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-1, (“Series 2001-1 Certificates”). Also included was the Monthly Payment Date Statement distributed to holders of Series 2001-1 Certificates dated May 15, 2001.

On June 29, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-1, (“Series 2001-1 Certificates”). Also included was the Monthly Payment Date Statement distributed to holders of Series 2001-1 Certificates dated June 15, 2001.

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

Joseph D. Perillo
Senior Vice President and
Controller

Dated August 13, 2001