Form 10-Q
period 2001-09-30
GREENPOINT FINANCIAL CORP
filed 2001-11-13
CIK 911935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarter Ended

September 30, 2001

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

As of November 1, 2001 there were 100,141,012 shares of common stock outstanding.

GreenPoint Financial Corp.

FORM 10-Q

For the Quarter Ended

September 30, 2001

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	Sept. 30,	Dec. 31,
(In millions, except share amounts)	2001	2000
ASSETS
Cash and due from banks	$168	$140
Money market investments	32	171
Loans receivable held for sale	4,344	1,981
Federal Home Loan Bank of New York stock	210	96
Securities available for sale	1,344	2,678
Securities available for sale-pledged to creditors	1,973	388
Retained interests in securitizations	188	159
Securities held to maturity (fair value of $3 and $3, respectively)	3	3
Loans receivable held for investment:
Mortgage loans	9,801	8,116
Other loans	521	580
Deferred loan fees and unearned discount	15	(9)
Allowance for possible loan losses	(113)	(113)
Loans receivable held for investment, net	10,224	8,574
Other interest-earning assets	138	128
Accrued interest receivable	101	87
Banking premises and equipment, net	130	131
Servicing assets	195	197
Goodwill, net	805	864
Other assets	142	168
Total assets	$19,997	$15,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
N.O.W. and checking	$595	$577
Savings	1,181	1,213
Variable rate savings	1,984	1,872
Money market	836	629
Term certificates of deposit	6,155	6,885
Total deposits	10,751	11,176
Notes payable	1	2
Mortgagors’ escrow	105	90
Federal funds purchased and securities sold under agreements to repurchase	3,246	350
Federal Home Loan Bank of New York advances	2,550	1,000
Senior bank notes	134	138
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Liability under recourse exposure	71	132
Other liabilities	485	477
Total liabilities	17,693	13,715
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	---	---
Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares issued)	1	1
Additional paid-in capital	873	862
Unallocated Employee Stock Ownership Plan (ESOP) shares	(96)	(100)
Unearned stock plans shares	(1)	(2)
Retained earnings	1,732	1,532
Accumulated other comprehensive income, net	40	17
Treasury stock, at cost (9,229,743 shares and 10,155,750 shares, respectively)	(245)	(260)
Total stockholders’ equity	2,304	2,050
Total liabilities and stockholders’ equity	$19,997	$15,765

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2001	2000	2001	2000
Interest income:
Mortgage loans held for investment	$203	$178	$568	$549
Securities	60	38	178	111
Loans held for sale	72	51	177	126
Money market investments	---	4	4	22
Other	23	27	67	78
Total interest income	358	298	994	886
Interest expense:
Deposits	108	130	351	380
Other borrowed funds	63	18	137	51
Long-term debt	10	7	31	23
Total interest expense	181	155	519	454
Net interest income	177	143	475	432
Provision for loan losses	(8)	(9)	(18)	(24)
Net interest income after provision for loan losses	169	134	457	408
Non-interest income:
Income from fees and commissions:
Loan servicing fees	29	34	92	102
Banking services fees and commissions	11	9	33	28
Other fees and commissions	5	5	15	12
Total income from fees and commissions	45	48	140	142
Net gain on sales of loans	114	82	298	190
Change in valuation of retained interests	(13)	(21)	(45)	(40)
Net gain on securities	4	1	16	3
Other income	(1)	---	(1)	(2)
Total non-interest income	149	110	408	293
Non-interest expense:
General and administrative expenses:
Salaries and benefits	63	54	179	158
Employee Stock Ownership and stock plans expense	7	5	19	12
Net expense of premises and equipment	23	20	66	59
Federal deposit insurance premiums	---	1	1	2
Other administrative expenses	39	29	105	89
Total general and administrative expenses	132	109	370	320
Other real estate owned operating income	---	---	(1)	(1)
Goodwill amortization	19	19	59	59
Restructuring charge and non-recurring personnel expense	---	5	---	5
Total non-interest expense	151	133	428	383
Income before income taxes	167	111	437	318
Income taxes related to earnings	64	44	170	128
Net income	$103	$67	$267	$190
Basic earnings per share	$1.15	$0.75	$3.01	$2.10
Diluted earnings per share	$1.12	$0.74	$2.93	$2.07

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2001	2000	2001	2000

Net income	$103	$67	$267	$190
Other comprehensive income, before tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	37	29	56	33
Less: reclassification adjustment for gains included in net income	(4)	(1)	(16)	(3)
Other comprehensive income, before tax	33	28	40	30
Income tax expense related to items of other comprehensive income	(14)	(12)	(17)	(12)
Other comprehensive income, net of tax	19	16	23	18
Total comprehensive income, net of tax	$122	$83	$290	$208

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2001	2000
Common stock
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional paid-in capital
Balance at beginning of period	862	858
Reissuance of treasury stock	(14)	(6)
Amortization of ESOP shares committed to be released	13	6
Amortization of stock plans shares	1	1
Tax benefit for vested stock plans shares	11	2
Balance at end of period	873	861
Unallocated ESOP shares
Balance at beginning of period	(100)	(105)
Amortization of ESOP shares committed to be released	4	4
Balance at end of period	(96)	(101)
Unearned stock plans shares
Balance at beginning of period	(2)	(3)
Amortization of stock plans shares	1	1
Balance at end of period	(1)	(2)
Retained earnings
Balance at beginning of period	1,532	1,408
Net income	267	190
Dividends declared	(67)	(68)
Balance at end of period	1,732	1,530
Accumulated other comprehensive income, net
Balance at beginning of period	17	(12)
Net change in accumulated other comprehensive income, net	23	18
Balance at end of period	40	6
Treasury stock, at cost
Balance at beginning of period	(260)	(160)
Reissuance of treasury stock	42	9
Purchase of treasury stock	(27)	(68)
Balance at end of period	(245)	(219)
Total stockholders’ equity	$2,304	$2,076

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2001	2000
Cash flows from operating activities:
Net income	$267	$190
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	18	24
Depreciation and amortization	85	83
ESOP and stock plans expense	19	12
Capitalization of servicing assets	(43)	(70)
Amortization and impairment of servicing assets	45	34
(Increase) decrease in assets associated with operating activities:
Loans receivable held for sale:
Loan originations	(18,524)	(9,339)
Proceeds from loan sales	16,160	8,596
Other	(1)	84
Retained interests in securitizations	(26)	(14)
Accrued interest receivable	(14)	(13)
Other assets	16	55
Increase (decrease) in liabilities associated with operating activities:
Liabilities under recourse exposure	(61)	23
Other liabilities	107	(293)
Other, net	(19)	(25)
Net cash used in operating activities	(1,971)	(653)
Cash flows from investing activities:
Net change in:
Loans receivable held for investment	(1,679)	519
Premises and equipment	(25)	(24)
Available for sale securities:
Proceeds from maturities	791	591
Proceeds from sales	1,958	526
Purchase of securities	(4,257)	(1,479)
Principal repayments	1,202	177
Federal Home Loan Bank Stock: purchases	(114)	(5)
Other, net	19	11
Net cash (used in) provided by investing activities	(2,105)	316
Cash flows from financing activities:
Net change in:
Domestic deposits	(425)	(253)
Mortgagors’ escrow accounts	15	18
Notes payable	(1)	---
Securities sold under agreements to repurchase	2,896	150
Federal Home Loan Bank advances	1,550	175
Cash dividends paid	(67)	(68)
Treasury stock purchased	(27)	(68)
Exercise of stock options	28	3
Retirement of long term debt	(4)	(59)
Net cash provided by (used in) financing activities	3,965	(102)
Net decrease in cash and cash equivalents	(111)	(439)
Cash and cash equivalents at beginning of period	311	1,232
Cash and cash equivalents at end of period	$200	$793
Non-cash activities:
Additions to other real estate owned, net	$(12)	$(12)
Unsettled trades	$ ---	$ ---
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$68	$68
Interest paid	$508	$394

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

2.       Stock Incentive Plan

For the nine months ended September 30, 2001, the Company granted options to purchase 1,634,500 shares of the Company’s common stock to certain officers and directors, at an average exercise price of $36.15. These awards vest over one to three years on the anniversary dates of the awards.

3.     Loans Receivable Held for Sale

The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

	Sept. 30,	Dec. 31,
(In millions)	2001	2000
Loans receivable held for sale:
Residential mortgage loans	$3,299	$1,572
Home equity lines of credit	371	178
Manufactured housing loans	480	101
Manufactured housing land/home loans	172	118
Guaranteed student loans	2	2
Deferred loan origination fees and unearned discount	20	10
Loans receivable held for sale	$4,344	$1,981

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

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities:

		September 30, 2001
		Maximum
	Principal	Recourse	Recorded
(In millions)	Balance	Exposure (1)	Liability
Manufactured housing securitizations	$4,740	$826	$67
Manufactured housing sales	306	306	3
Mortgage securitizations (2)	1,339	144	---
Mortgage sales (3)	760	744	1

		December 31, 2000
		Maximum
	Principal	Recourse	Recorded
(In millions)	Balance	Exposure (1)	Liability
Manufactured housing securitizations	$5,057	$899	$121
Manufactured housing sales	334	334	10
Mortgage securitizations (2)	1,744	125	---
Mortgage sales (3)	1,175	1,152	1

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

In addition to the recourse arrangements described in the table above, at September 30, 2001 and December 31, 2000, GreenPoint has provided representations and warranties on mortgage loans with remaining principal balances of $10.0 billion and $6.7 billion, respectively. GreenPoint has established liabilities related to representations and warranties for mortgage loans of $13 million and $7 million, which is included in other liabilities, at September 30, 2001 and December 31, 2000, respectively.

The following presents quantitative information about delinquencies on loans sold with recourse:

	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2001	2000	2001	2000
(In millions)	Manufactured Housing		Mortgage
Principal balance of loans	$5,046	$5,391	$2,099	$2,919
Principal balance of loans 90 days or more past due (1)	222	182	65	29

(1)  Manufactured housing past due loans include repossessed inventory.

Balances and Changes in Retained Interests

The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the		At and for the
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2001	2000	2001	2000
Liability for Recourse Exposure
Balance at beginning of period	$87	$44	$131	$32
Provisions charged to income at securitization/sale	---	---	---	1
Letter of credit draws and other charges	(28)	(8)	(102)	(12)
Change in valuation of retained interests	11	19	41	34
Balance at end of period	$70	$55	$70	$55

The assets recognized as retained interests in securitizations include interest-only strips, transferor interests and subordinated certificates. The activity in retained interests in securitizations is summarized as follows:

	At and for the Quarter Ended				At and for the Nine Months Ended
	September 30,				September 30,
	2001	2000	2001	2000	2001	2000	2001	2000
	Manufactured				Manufactured
(In millions)	Housing		Mortgage		Housing		Mortgage
Retained Interests in Securitizations
Balance at beginning of period	$55	$13	$135	$100	$46	$53	$113	$72
Additions from securitizations	---	26	2	14	13	37	17	33
Interest and other income	6	(1)	6	5	10	(1)	18	14
Cash received	(4)	(2)	(7)	(7)	(14)	(8)	(20)	(15)
Unrealized gain (loss)	3	3	(6)	1	7	2	2	9
Change in valuation of retained interests	(2)	(2)	---	---	(4)	(6)	---	---
Sales of subordinated certificates	---	---	---	---	---	(40)	---	---
Balance at end of period	$58	$37	$130	$113	$58	$37	$130	$113

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests. GreenPoint also reviews the adequacy of the value of the recorded liability on a quarterly basis, based on management’s best estimate of future cash flows associated with the corporate guarantee.

During the quarter ended September 30, 2001, GreenPoint recorded a $13 million charge to adjust its manufactured housing retained interests to fair value. The charge consisted of $11 million to adjust its manufactured housing corporate guarantee liability and $2 million to adjust its manufactured housing interest-only strip to fair value. The charge reflected losses during the quarter primarily resulting from the timing of the sales of repossessed units.

Valuation Assumptions

The key economic assumptions used in estimating the fair value of retained interests and the assumptions used in estimating the fair value of the entire portfolio of retained interests at September 30, 2001 were as follows:

	Estimate of Fair Value at
	September 30, 2001
	Manufactured
	Housing	Mortgage
Weighted average life (in years)	4.3	1.2
Weighted average prepayment rate (1)	13.3%	49.1%
Weighted average default rate	4.1%	N/A
Loss severity rate	64.0%	N/A
Weighted average loss rate	2.6%	1.3%
Asset cash flows discounted at	13.7%	12.7%
Liability cash flows discounted at	6.5%	---

(1)Excludes weighted average default rate.

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

The activity in servicing assets is summarized as follows:

	At and for the Quarter Ended				At and for the Nine Months Ended
	September 30,				September 30,
	2001	2000	2001	2000	2001	2000	2001	2000
	Manufactured				Manufactured
(In millions)	Housing		Mortgage		Housing		Mortgage
Servicing Assets
Balance at beginning of period	$134	$134	$78	$67	$142	$126	$60	$55
Additions	---	13	19	13	5	37	50	32
Sales	---	---	(10)	---	---	---	(12)	---
Amortization	(6)	(7)	(7)	(4)	(19)	(23)	(18)	(11)
Balance at end of period	128	140	80	76	128	140	80	76
Reserve for impairment of servicing assets
Balance at beginning of period	---	---	(9)	---	---	---	(5)	---
Additions	---	---	(4)	---	---	---	(8)	---
Balance at end of period	---	---	(13)	---	---	---	(13)	---
Servicing assets, net	$128	$140	$67	$76	$128	$140	$67	$76

At September 30, 2001, the estimated fair values of manufactured housing and mortgage servicing assets were $160 million and $71 million, respectively.

At December 31, 2000, the estimated fair values of manufactured housing and mortgage servicing assets were $169 million and $64 million, respectively.

The significant assumptions used in estimating the fair value of the servicing assets were as follows:

	September 30, 2001
	Manufactured
	Housing	Mortgage
Weighted average prepayment rate (1)	13.5%	29.3%
Weighted average life (in years)	4.0	3.3
Weighted average default rate	3.6%	N/A
Cash flows discounted at	14.0%	10.1%

(1)Excludes weighted average default rate.

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

	Quarter Ended September 30, 2001
			Manufactured	Segment		Consolidated
(In millions)	Mortgage	Consumer	Housing	Totals	Other (1)	Totals
Net interest income	$85	$48	$12	$145	$32	$177
Income from fees and commissions	---	11	5	16	---	16
Loan servicing fees	3	---	26	29	---	29
Net gain on sale of loans	114	---	---	114	---	114
Segment gain (loss) before taxes	166	22	(16)	172	(5)	167
Significant non-cash items:
Depreciation and amortization	4	13	10	27	1	28
ESOP and stock plans expense	3	1	1	5	2	7
Change in valuation of retained interests	---	---	(13)	(13)	---	(13)

Total Assets	$13,786	$11,168	$1,741	$26,695	$(6,698)	$19,997

	Quarter Ended September 30, 2000
			Manufactured	Segment		Consolidated
(In millions)	Mortgage	Consumer	Housing	Totals	Other (1)	Totals
Net interest income	$59	$60	$12	$131	$12	$143
Income from fees and commissions	4	10	3	17	(3)	14
Loan servicing fees	6	---	28	34	---	34
Net gain on sale of loans	52	---	30	82	---	82
Segment gain (loss) before taxes	83	36	(3)	116	(5)	111
Significant non-cash items:
Depreciation and amortization	3	12	9	24	3	27
ESOP and stock plans expense	2	1	1	4	1	5
Change in valuation of retained interests	---	---	(21)	(21)	---	(21)

Total Assets	$9,955	$11,773	$1,574	$23,302	$(7,977)	$15,325

(1)  Represents unallocated corporate amounts and eliminations.

(2)  For the purpose of internal management reporting, the Company records intersegment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Intersegment assets and liabilities eliminated for consolidation purposes were $10.7 billion and $11.2 billion for the quarters ended September 30, 2001 and 2000, respectively. Net interest income corresponding to the assumed funds transfers is allocated accordingly.

	Nine Months Ended September 30, 2001
			Manufactured	Segment		Consolidated
(In millions)	Mortgage	Consumer	Housing	Totals	Other (1)	Totals
Net interest income	$218	$151	$30	$399	$76	$475
Income from fees and commissions	1	33	14	48	---	48
Loan servicing fees	9	---	83	92	---	92
Net gain on sale of loans	287	---	11	298	---	298
Segment gain (loss) before taxes	418	77	(43)	452	(15)	437
Significant non-cash items:
Depreciation and amortization	11	41	29	81	4	85
ESOP and stock plans expense	8	3	4	15	4	19
Change in valuation of retained interests	---	---	(45)	(45)	---	(45)

Total Assets	$13,786	$11,168	$1,741	$26,695	$(6,698)	$19,997

	Nine Months Ended September 30, 2000
			Manufactured	Segment		Consolidated
(In millions)	Mortgage	Consumer	Housing	Totals	Other (1)	Totals
Net interest income	$177	$176	$34	$387	$45	$432
Income from fees and commissions	1	29	7	37	1	38
Loan servicing fees	16	---	86	102	---	102
Net gain on sale of loans	119	---	71	190	---	190
Segment gain (loss) before taxes	221	105	1	327	(9)	318
Significant non-cash items:
Depreciation and amortization	11	37	27	75	8	83
ESOP and stock plans expense	5	3	5	13	(1)	12
Change in valuation of retained interests	---	---	(40)	(40)	---	(40)

Total Assets	$9,955	$11,773	$1,574	$23,302	$(7,977)	$15,325

(1)  Represents unallocated corporate amounts and eliminations.

(2)  For the purpose of internal management reporting, the Company records intersegment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Intersegment assets and liabilities eliminated for consolidation purposes were $10.7 billion and $11.2 billion for the nine months ended September 30, 2001 and 2000, respectively. Net interest income corresponding to the assumed funds transfers is allocated accordingly.

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

The Bank uses interest rate swaps and futures contracts to manage the interest rate risk associated with its fixed rate manufactured housing loans and interest rate lock commitments prior to securitization. The notional amounts of these contracts were $164 million and $175 million at September 30, 2001 and December 31, 2000, respectively. The interest rate swaps and futures contracts designated as fair value hedging instruments to manage the interest rate risk associated with fixed rate manufactured housing loans had notional values of $86 million and $95 million at September 30, 2001 and January 1, 2001, respectively. The net gain representing the amount of hedge ineffectiveness during the nine months ended September 30, 2001 was $1.4 million and is included in other non-interest income.

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $1.2 billion and $941 million at September 30, 2001 and December 31, 2000, respectively. The forward delivery commitments designated as fair value hedging instruments to manage the interest rate risk associated with mortgage loans had notional values of $470 million and $752 million at September 30, 2001 and January 1, 2001, respectively. The net loss representing the amount of hedge ineffectiveness during the nine months ended September 30, 2001 was $1.4 million and is included in other non-interest income.

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

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 (resulting from a transitional impairment test) are to be reported as a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS 142.

Management is in the process of assessing the impact of the adoption of the SFAS 142 transitional impairment test on the Company’s earnings and financial position. Management believes the impairment test will result in the recognition of some impairment of the goodwill arising from the 1998 acquisition of the manufactured housing finance business of Bank America Housing Services. The remaining book balance of that goodwill at September 30, 2001 was approximately $398 million. The amount of the impairment has not yet been determined. Management estimates the adoption of the nonamortization provision of SFAS 142 will increase the Company’s full-year net income by approximately $48 million.

On August 16, 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management of the Company anticipates that the adoption of SFAS 143 will not have a significant effect on the Company’s earnings or financial position.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement replaces Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management of the Company anticipates that the adoption of SFAS 144 will not have a significant effect on the Company’s earnings or financial position.

8.       Stock Repurchase Program

In February 2001, the Company’s Board of Directors authorized a new share repurchase program of up to 5%, or approximately five million, of its outstanding shares. The repurchase will be at the Company’s discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

As of September 30, 2001, the Company repurchased 312,400 shares under this program, at a cost of approximately $11 million. The repurchased shares are being held in treasury.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	Quarter Ended										Nine Months Ended
	Sept. 30,		June 30,		March 31,		Dec. 31,		Sept. 30,		September 30,
	2001		2001		2001		2000		2000		2001		2000
Performance Ratios (Annualized)
Return on average assets	2.11%		1.94%		1.94%		0.59%		1.74%		2.00%		1.65%
Return on average equity	18.46		16.02		15.10		4.42		13.21		16.56		12.63
Net interest margin	4.01		3.87		3.96		4.11		4.17		3.94		4.19
Net interest spread during period	3.63		3.45		3.50		3.64		3.71		3.52		3.76
Operating expense to average assets	2.69		2.74		2.91		2.72		2.81		2.77		2.77
Total non-interest expense to operating revenue	46.2		49.2		50.2		72.1		52.3		48.4		52.7
Efficiency ratio (1)	40.3		42.5		43.1		60.9		42.8		41.9		44.1
Average interest-earning assets to average interest-bearing liabilities	1.10	x	1.10	x	1.10	x	1.11	x	1.10	x	1.10	x	1.10	x

Per Share Data:
Common book value	$25.11		$24.11		$23.56		$22.77		$22.91		N/A		N/A
Tangible common book value	16.33		15.09		14.25		13.17		13.17		N/A		N/A
Shares used in calculations – (in thousands):
Average (2)	91,892		91,212		90,475		90,279		91,061		91,206		91,715
Period – end (3)	91,755		91,426		90,755		90,024		90,596		---		---
Total	101,031		101,063		100,583		100,105		101,351		---		---

Asset Quality Ratios:
Non-performing loans to total loans held for investment	1.89%		2.03%		2.15%		2.27%		2.21%
Non-performing assets to total assets	1.02		1.04		1.15		1.33		1.32
Allowance for loan losses to non-performing loans	58.03		59.21		60.53		57.27		58.31
Allowance for loan losses to loans held for investment	1.09		1.20		1.30		1.30		1.29

Capital Ratios:
Company:
Leverage capital	8.80%		9.20%		9.59%		9.39%		9.55%
Risk-based capital:
Tier I	9.79		9.43		9.24		9.17		9.69
Total	11.36		11.02		10.91		10.94		10.48
Bank:
Leverage capital	8.71		9.09		9.36		9.27		9.49
Risk-based capital:
Tier I	9.69		9.31		9.00		9.03		9.63
Total	11.25		10.89		10.67		10.80		10.42
Tangible equity to tangible managed assets	5.60		5.27		5.17		5.10		5.39
Tangible equity to managed receivables	6.72		6.46		6.45		6.19		6.49

Other Data:
Total managed assets (4)	$26,890		$26,614		$25,197		$23,784		$22,923
Total managed receivables (5)	21,720		21,042		19,496		18,866		18,301
Earnings to combined fixed charges and preferred stock dividends (6):
Excluding interest on deposits	13.51	x	11.95	x	11.20	x	3.86	x	13.55	x	12.24	x	12.34	x
Including interest on deposits	2.39	x	2.07	x	1.94	x	1.25	x	1.80	x	2.12	x	1.78	x

(1)  The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income and non-interest income.

(2)  Used in calculation of fully diluted earnings per share.

(3)  Used in calculation of Common book value and Tangible common book value ratios.

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

1.       GENERAL

GreenPoint Financial Corp. (the "Company" or "GreenPoint") is a leading national specialty housing finance company with three principal businesses. GreenPoint Mortgage Funding, Inc. (“GPM”), a national mortgage banking company headquartered in Novato, California, is the leading national lender in non-conforming residential mortgages, specializing in alternative A ("Alt A") residential mortgages. GreenPoint Credit, LLC ("GPC"), headquartered in San Diego, California, is a leading national lender and servicer in the manufactured housing finance industry. GreenPoint Bank (the “Bank”), a New York State chartered savings bank, has approximately $10.8 billion in deposits in 74 branches serving more than 400,000 households in the Greater New York City area.

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

2.       OPERATING RESULTS

Overview of consolidated results:

•        Net income for the third quarter of 2001 was $103 million, an increase of 54% over the third quarter of 2000. Net income per diluted share was $1.12 for the quarter, an increase of 51% over the third quarter of 2000.

•        Total loan originations for the third quarter of 2001 were $7.0 billion, an increase of 110% from the third quarter of 2000, and flat compared to the prior quarter. Mortgage originations for the same period were $6.8 billion, an increase of 138% from the third quarter of 2000, and approximately equal to the second quarter of 2001. Manufactured housing loan originations were $252 million, an increase of 11% from the second quarter of 2001 and a decrease of 49% from a year ago.

•        GPM sold certain whole loan mortgages of $5.1 billion, recording a gain of $112 million. GPM did not securitize any home equity lines of credit during the third quarter. Draws on previously securitized home equity lines of credit totaling $60 million resulted in a gain of $2 million.

•        GPC did not securitize or sell manufactured housing assets during the third quarter of 2001, as a result of the September 11th events. (A securitization of $425 million was closed on October 2, 2001 and the resulting gain of approximately $14 million will be included in the fourth quarter results.) The securitization sale gain for the third quarter of 2000 was $30 million.

•        A $13 million charge was recorded in connection with the valuation of manufactured housing retained interests. The charge reflected losses during the quarter as a result of the timing of sales of repossessed units. New repossession activity and severity met expectations, however the problems facing this industry have not disappeared and our business remains vulnerable to a slowing economy.

•        Asset quality in the mortgage loan portfolio improved further over 2000. Non-performing loans decreased 1% to $195 million, and total non-performing assets decreased 3% to $204 million at September 30, 2001.

•        GreenPoint continues to maintain a strong capital position with a leverage ratio of 8.80%, a Tier 1 risk-based ratio of 9.79% and a total risk-based capital ratio of 11.36% at September 30, 2001.

•        The events of September 11th caused some short-term, minor service disruptions in the consumer banking and mortgage businesses, but did not have a material impact on GreenPoint’s operations or financial results.

Business Segment Results:

•        Pre-tax income for the Mortgage Banking segment was $166 million and $418 million for the quarter and nine months ended September 30, 2001, an increase of 100% and 89% over the respective periods a year ago. The increase is primarily the result of increased gain on sale of mortgage loans due to higher origination volumes along with better market pricing.

•        The Consumer Banking segment reported pre-tax income of $22 million and $77 million for the quarter and nine months ended September 30, 2001, a decline of 39% and 27%, respectively, over the same periods a year ago. The decrease was due to lower net interest income as the spread between rates paid on deposits and the Company’s internal transfer price rate narrowed with the decline in market interest rates. This was partially offset by growth in fee revenues of $2 and $3 million for the quarter and nine month periods, respectively.

•        Loss before income taxes for the Manufactured Housing segment was $16 million and $43 million for the quarter and nine months ended September 30, 2001, compared with a $3 million loss in the quarter and a $1 million profit in the nine month period a year ago. The increased loss is primarily attributable to lower gain on sale of loans due to lower origination volumes. These origination volumes are the result of tighter underwriting standards and higher risk-based loan pricing.

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

	Quarter Ended					Nine Months Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	September 30,
(In millions)	2001	2001	2001	2000	2000	2001	2000
Net income	$103	$86	$78	$23	$67	$267	$190
Non-recurring items, net of tax (1)	---	---	---	---	3	---	3
Core net income	103	86	78	23	70	267	193
Add back:
Goodwill amortization	19	20	20	19	19	59	59
Employee Stock Ownership and stock plans expense	7	6	6	5	5	19	12
Core cash earnings	$129	$112	$104	$47	$94	$345	$264

Core cash earnings per share (2)	$1.41	$1.23	$1.15	$0.53	$1.04	$3.78	$2.89

Performance Ratios (Annualized)
Core cash earnings return on average assets	2.65%	2.52%	2.58%	1.23%	2.45%	2.58%	2.29%
Core cash earnings return on average equity	23.15	20.80	20.05	9.17	18.62	21.37	17.57
Core cash earnings return on tangible equity	37.31	34.47	34.92	16.01	33.08	35.60	31.66
Core return on average assets	2.11	1.94	1.94	0.59	1.81	2.00	1.67
Core return on average equity	18.46	16.02	15.10	4.42	13.79	16.56	12.82

(1)  Non-recurring items include restructuring charge and non-recurring personnel expense, net of tax.

(2)  Based on the weighted average shares used to calculate diluted earnings per share.

Net Interest Income

Net interest income on a tax-equivalent basis increased by $34 million and $44 million for both the quarter and nine months ended September 30, 2001 versus the comparable periods in 2000. Net interest income in both periods benefited from an increase in average earning assets, which included an increase in mortgage loans held for investment, loans held for sale and investment securities. The net interest margin was 4.01% and 3.94% for the quarter and nine months ended September 30, 2001, down from 4.17% and 4.19%, respectively, for the comparable 2000 periods.

Average earning assets increased by $4.1 billion in the quarter ended September 30, 2001. The increase reflected growth in loans held for sale and higher mortgage loans held for investment due to higher origination volume, and higher investment securities. The yield on interest-earning assets and rates paid on interest-bearing liabilities declined in both the quarterly and year-to-date comparison due to declining market interest rates.

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the quarter ended September 30, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Quarter Ended
	September 30, 2001				September 30, 2000
	Average Balance		Average Yield/ Cost	Average Balance		Average Yield/ Cost
(Taxable-equivalent interest and rates, in millions) (1)		Interest			Interest
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$9,966	$202	8.13%	$8,219	$179	8.69%
Other loans (2)	526	13	9.59	605	15	9.92
Loans held for sale	3,578	72	7.97	2,192	51	9.28
Money market investments (3)	62	---	3.61	255	4	6.63
Securities (4)	3,665	61	6.55	2,286	41	7.18
Other interest-earning assets	328	13	15.79	456	11	9.57
Total interest-earning assets	18,125	361	7.95	14,013	301	8.58
Non-interest earning assets (5)	1,424			1,408
Total assets	$19,549			$15,421

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings	$1,197	6	2.01	$1,273	7	2.11
N.O.W.	268	1	0.98	280	---	0.98
Money market and variable rate savings	2,761	21	2.96	2,411	22	3.42
Term certificates of deposit	6,248	80	5.07	7,098	100	5.66
Mortgagors’ escrow	106	---	1.70	111	1	1.73
Other borrowed funds	5,482	63	4.48	1,173	18	6.29
Senior bank notes	134	3	7.04	150	3	6.99
Subordinated bank notes	150	3	9.36	---	---	---
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	4	9.16	200	4	9.16
Total interest-bearing liabilities	16,546	181	4.32	12,696	155	4.87
Other liabilities (6)	768			696
Total liabilities	17,314			13,392
Stockholders’ equity	2,235			2,029
Total liabilities and stockholders’ equity	$19,549			$15,421
Net interest income/interest rate spread (7)		$180	3.63%		$146	3.71%
Net interest-earning assets/net interest margin (8)	$1,579		4.01%	$1,317		4.17%
Ratio of interest-earning assets to interest-earning liabilities	1.10 x			1.10 x

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

Average Balance Sheets and Interest Yield/Cost

The following table sets forth certain information relating to the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the nine months ended September 30, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Nine Months Ended
	September 30, 2001				September 30, 2000
				Average				Average
	Average			Yield/	Average			Yield/
(Taxable-equivalent interest and rates, in millions) (1)	Balance		Interest	Cost	Balance		Interest	Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$8,990		$567	8.42%	$8,447		$549	8.67%
Other loans (2)	545		40	9.71	620		47	10.06
Loans held for sale	2,931		177	8.07	1,847		126	9.06
Money market investments (3)	106		4	5.07	473		22	6.23
Securities (4)	3,484		178	6.80	2,192		117	7.15
Other interest-earning assets	314		36	15.31	391		32	10.80
Total interest-earning assets	16,370		1,002	8.16	13,970		893	8.52
Non-interest earning assets (5)	1,442				1,420
Total assets	$17,812				$15,390

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings	$1,207		18	2.01	$1,319		21	2.13
N.O.W.	272		2	0.98	290		2	0.98
Money market and variable rate savings	2,654		64	3.21	2,425		62	3.38
Term certificates of deposit	6,497		266	5.47	7,113		294	5.52
Mortgagors’ escrow	105		1	1.68	110		1	1.68
Other borrowed funds	3,689		137	4.90	1,078		51	6.26
Senior bank notes	135		7	7.04	180		9	6.96
Subordinated bank notes	150		10	9.36	---		---	---
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200		14	9.16	200		14	9.16
Total interest-bearing liabilities	14,909		519	4.64	12,715		454	4.76
Other liabilities (6)	750				666
Total liabilities	15,659				13,381
Stockholders’ equity	2,153				2,009
Total liabilities and stockholders’ equity	$17,812				$15,390
Net interest income/interest rate spread (7)			$483	3.52%			$439	3.76%
Net interest-earning assets/net interest margin (8)	$1,461			3.94%	$1,255			4.19%
Ratio of interest-earning assets to interest-earning liabilities	1.10	x			1.10	x

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

	Quarter Ended Sept. 30, 2001			Nine Months Ended Sept. 30, 2001
	Compared to			Compared to
	Quarter Ended Sept. 30, 2000			Nine Months Ended Sept. 30, 2000
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
	Average	Average	Net	Average	Average	Net
(In millions)	Volume	Rate	Change	Volume	Rate	Change
Mortgage loans held for investment (1)	$36	$(13)	$23	$35	$(17)	$18
Other loans (1)	(2)	---	(2)	(5)	(2)	(7)
Loans held for sale	29	(8)	21	67	(16)	51
Money market investments (2)	(2)	(2)	(4)	(15)	(3)	(18)
Securities	23	(3)	20	66	(5)	61
Other interest-earning assets	(4)	6	2	(7)	11	4
Total interest earned on assets	80	(20)	60	141	(32)	109
Savings	(1)	---	(1)	(2)	(1)	(3)
N.O.W.	---	1	1	---	---	---
Money market and variable rate savings	3	(4)	(1)	6	(4)	2
Term certificates of deposit	(11)	(9)	(20)	(25)	(3)	(28)
Mortgagors’ escrow	(1)	---	(1)	---	---	---
Other borrowed funds	50	(5)	45	99	(13)	86
Senior bank notes	---	---	---	(2)	---	(2)
Subordinated bank notes	3	---	3	10	---	10
Guaranteed preferred beneficial interest in Company's junior subordinated debentures	---	---	---	---	---	---
Total interest paid on liabilities	43	(17)	26	86	(21)	65
Net change in net interest income	$37	$(3)	$34	$55	$(11)	$44

(1)  In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

(2)  Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

Provision for loan losses

The provision for loan losses was $8 million for the third quarter of 2001 and $18 million for the first nine months of 2001, down from $9 million and $24 million, respectively for the comparable 2000 periods. The decrease is primarily attributable to a change in the timing of charge-offs on the manufactured housing loan portfolio to conform to recent changes in regulatory standards. Had this policy change not occurred, net charge-offs for the nine months ended September 30, 2001 would have been approximately $4 million higher. For the quarter ended September 30 2001, charge-offs under both the old and new policies were the same. Charge-offs for the quarter and nine months ended September 30, 2001 on the residential mortgage portfolio were essentially unchanged versus a year ago. The provision equaled net charge-offs for all periods.

Non-Interest Income

The following table summarizes the components of non-interest income:

	Quarter Ended		Nine Months Ended
	September 30,		June 30,
(In millions)	2001	2000	2001	2000
Income from fees and commissions:
Loan servicing fees	$29	$34	$92	$102
Banking services fees and commissions	11	9	33	28
Other	5	5	15	12
Total income from fees and commissions	45	48	140	142
Net gain on sales of mortgage loans	114	52	287	119
Net gain on sales of manufactured housing assets	---	30	11	71
Change in valuation of retained interests – Manufactured Housing	(13)	(21)	(45)	(40)
Net gain on securities	4	1	16	3
Other income	(1)	---	(1)	(2)
Total non-interest income	$149	$110	$408	$293

Non-interest income was $149 million and $408 million in the third quarter and nine months ended September 30, 2001, up from $110 million and $293 million in the comparable periods a year ago. The results for the quarter and nine months reflect a higher gain on sale of mortgage loans partly offset by a lower gain on sale of manufactured housing assets.

Income from fees and commissions was $45 million and $140 million in the third quarter and nine months ended September 30, 2001, unchanged from the comparable quarter and nine month period a year ago. Loan servicing fees fell by $5 million and $10 million due to a $3 million and $8 million write-down in the value of mortgage servicing rights for the quarter and nine months ended September 30, 2001.

Gain on sale of loans:

The following table is a summary of loans sold and average margins for the reported periods:

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2001	2000	2001	2000
Whole loan – Mortgage:
Sales	$5,099	$2,162	$11,938	$5,088
Gain on sale	$112	$39	$271	$92
Average margin	2.21%	1.79%	2.27%	1.81%
Securitizations – Mortgage:
Sales	$60	$408	$535	$857
Gain on sale	$2	$13	$16	$27
Average margin	3.07%	3.12%	2.99%	3.09%
Securitizations – Manufactured Housing:
Sales	$ ---	$680	$272	$1,989
Gain on sale	$ ---	$30	$11	$71
Average margin	---%	4.49%	4.08%	3.56%

Gain on sale of mortgage loans increased for the quarter, principally due to a higher volume of loans sold along with better market pricing. The Company did not securitize and sell manufactured housing assets for the quarter ended September 30, 2001.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2001	2000	2001	2000
Salaries and benefits	$63	$54	$179	$158
Employee Stock Ownership and stock plans expense	7	5	19	12
Net expense of premises and equipment	23	20	66	59
Advertising	3	2	7	5
Federal deposit insurance premiums	---	1	1	2
Other administrative expenses	36	27	98	84
Total general and administrative expenses	132	109	370	320
Other real estate owned operating income, net	---	---	(1)	(1)
Goodwill amortization	19	19	59	59
Restructuring charge and non-recurring personnel expense	---	5	---	5
Total non-interest expense	$151	$133	$428	$383

Total non-interest expense was $151 million and $428 million for the third quarter and nine months ended September 30, 2001, an increase of 14% and 12%, respectively, over the same periods a year ago. Salaries and benefits increased $9 million and $21 million, respectively, principally due to additional staff and incentive commissions related to the higher mortgage volume. Employee stock ownership and stock plans expense increased $2 million and $7 million, respectively, due to a higher average stock price versus the same period a year ago. Premises and equipment expenses increased $3 million in the quarterly and $7 million in the year-to-date period due to the relocation of the GPM headquarters to Novato, California. The increase in other administrative expenses reflects higher volume-related costs at GPM.

Income Tax Expense

Total income tax expense increased $20 million, or 45%, to $64 million for the third quarter of 2001 and $42 million, or 33% to $170 million for the nine months ended September 30, 2001 versus the comparable periods a year ago. The effective tax rate declined from 40% in the third quarter of 2000 and 40.3% for the first nine months of 2000 to 38.44% and 38.84%, respectively in the third quarter and nine months ended September 30, 2001.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2001	2000	2001	2000
Mortgage:
Total applications received	$13,433	$6,189	$37,106	$16,360
Loans originated:
Specialty products (1)	$3,236	$1,631	$8,589	$4,137
Home equity / Seconds	397	570	1,220	1,704
Agency / Jumbo	3,159	658	8,048	1,601
Total loans originated	$6,792	$2,859	$17,857	$7,442
Commitments to originate loans (end of period)	$7,170	$3,177	$7,170	$3,177
Loans held for sale (end of period)	$3,703	$1,520	$3,703	$1,520

(1) Specialty products include: Alt A, No Doc and A minus programs.

Manufactured Housing:
Total loans originated	$252	$491	$667	$1,897
Loans held for sale (end of period)	$641	$348	$641	$348

Total loan originations during the quarter for the mortgage and manufactured housing businesses were $7.0 billion and $18.5 billion, respectively, up from $3.4 billion and $9.3 billion, respectively during the third quarter and nine months ended September 30, 2000. The growth in mortgage originations reflected continued strength in specialty, agency and jumbo mortgage originations, attributable to declining interest rates and increased market share. The decline in manufactured housing originations resulted from lower industry volumes, tightened underwriting standards and risk based pricing initiatives.

Loan Servicing Portfolio

The following table summarizes the dollar amount of loans serviced for GreenPoint and for others:

	Sept. 30,	Dec.31,
(In millions)	2001	2000
Mortgage:
Serviced for GreenPoint (1)	$14,478	$11,658
Serviced for others (third parties)	9,414	6,674
Total mortgage loan servicing portfolio	23,892	18,332
Manufactured Housing:
Serviced for GreenPoint (2)	6,213	6,163
Serviced for others (third parties)	7,084	8,007
Total manufactured housing loan servicing portfolio	13,297	14,170
Total loan servicing portfolio	$37,189	$32,502

(1) Includes loans held for sale and loans held for investment at end of period.

(2) Includes loans held for sale, loans held for investment and loans off balance sheet for which there is recourse to GreenPoint.

Non-Performing Assets:

For the nine months ended September 30, 2001, non-performing assets decreased by 3%. The ratio of non-performing loans to loans held for investment fell to 1.89% at September 30, 2001 from 2.27% at December 31, 2000 while the ratio of non-performing assets to total assets fell to 1.02% at September 30, 2001 from 1.33% at December 31, 2000.

Non-performing assets, net of related specific reserves, were as follows:

	Sept. 30,	Dec.31,
(In millions)	2001	2000
Mortgage loans secured by:
Residential one-to four-family	$171	$170
Residential multi-family	9	12
Commercial property	11	14
Other loans	4	1
Total non-performing loans (1)	195	197
Total other real estate owned, net	9	13
Total non-performing assets	$204	$210

(1)  Includes $3 million and $6 million of non-accrual mortgage loans under 90 days past due at September 30, 2001 and December 31, 2000, respectively.

Allowance for Possible Loan Losses:

The following is a summary of the provision and allowance for possible loan losses:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2001	2000	2001	2000
Balance at beginning of period	$113	$113	$113	$113
Provision charged to income	8	9	18	24
Charge-offs:
Residential mortgage	(1)	(1)	(4)	(4)
Manufactured housing	(11)	(11)	(28)	(29)
Total charge-offs	(12)	(12)	(32)	(33)
Recoveries:
Residential mortgage	---	---	---	---
Manufactured housing	4	3	14	9
Total recoveries	4	3	14	9
Balance at end of period	$113	$113	$113	$113

Net mortgage loan charge-offs were $1 million and $4 million, respectively, for the quarter and nine months ended September 30, 2001, unchanged versus the comparable periods a year ago. Net charge-offs on the portfolio of manufactured housing loans held for investment were $7 million and $14 million, respectively, for the quarter and nine months ended September 30, 2001, versus $8 million and $20 million, respectively, for the comparable periods a year ago.

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of September 30, 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Capital Ratios

The Company’s Total Capital and Tier 1 Capital (to risk weighted assets) improved from 10.94% and 9.17%, respectively, at December 31, 2000 to 11.36% and 9.79%, respectively at September 30, 2001. The improvement in the ratios is attributable to the growth in tangible capital resulting from earnings. The Company’s ratio of period-end stockholders’ equity to ending total assets at September 30, 2001 was 11.52% compared to 13.00% at December 31, 2000.

In October of 2001 the FDIC approved a final rule revising the regulatory capital treatment of recourse, direct credit substitutes, and residual interests in securitizations. The final rule is effective for transactions settled on or after January 1, 2002, with a one-year transition rule for transactions settled before that date. For transactions settled before January 1, 2002, banks can delay adoption of any provision until December 31, 2002 if adoption would result in an increased capital charge. The adoption of the new rule will result in a reduction to GreenPoint’s risk-based capital ratios when fully implemented as of December 31, 2002. However, management expects GreenPoint will remain above the minimum ratios established for the well-capitalized designation upon full adoption of the new rule.

			Required for Capital
	Actual		Adequacy Purposes
(In millions)	Amount	Ratio	Amount	Ratio
As of September 30, 2001
Total Capital (to Risk Weighted Assets):
Company	$1,912	11.36%	$1,347	8.00%
Bank	1,894	11.25	1,347	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,649	9.79%	$674	4.00%
Bank	1,631	9.69	674	4.00
Tier 1 Capital (to Average Assets):
Company	$1,649	8.80%	$750	4.00%
Bank	1,631	8.71	749	4.00

As of December 31, 2000
Total Capital (to Risk Weighted Assets):
Company	$1,629	10.94%	$1,191	8.00%
Bank	1,608	10.80	1,191	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,366	9.17%	$596	4.00%
Bank	1,345	9.03	596	4.00
Tier 1 Capital (to Average Assets):
Company	$1,366	9.39%	$582	4.00%
Bank	1,345	9.27	580	4.00

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 3 - Quantitative and Qualitative Disclosure

about Market Risk

Market Risk Management

The Company’s market risk exposure is limited solely to interest rate risk.

Interest rate risk is defined as the sensitivity of the Company’s current and future earnings to changes in the level of market interest rates. It arises in the ordinary course of the Company’s business, as the repricing characteristics of its assets do not match those of its liabilities. The resulting interest rate risk is managed by adjustments to the Company’s investment portfolios and borrowings.

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

ALCO risk management strategies allow for the assumption of interest rate risk within the Board approved limits. The strategies are formulated based upon ALCO’s assessment of likely market developments and trends in the Company’s lending and consumer banking businesses. Strategies are developed with the aim of enhancing the Company’s net income and capital, while ensuring that the risks to income and capital from adverse movements in interest rates are acceptable.

The Company’s income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. One measure of the sensitivity of net income to changes in interest rates is provided by the accompanying net gap analysis, which organizes assets and liabilities according to the time period in which they reprice or mature. For many of the Company’s assets and liabilities, the maturity or repricing date is not determinable with certainty. For example, the Company’s mortgage and manufactured housing loans and its mortgage-backed securities can be prepaid before contractual amortization and/or maturity. Also, repricing of the Company’s non-time deposits is subject to management’s evaluation of the existing interest rate environment, current funding and liquidity needs, and other factors influencing the market competition for such deposits. The amounts in the accompanying table reflect management’s judgment of the most likely repricing schedule; actual results could vary from those detailed herein.

The difference between assets and liabilities repricing in a given period is one approximate measure of interest rate risk. More assets than liabilities repricing in a period (a positive gap) implies net interest income will rise as interest rates rise, and decline as interest rates decline. More liabilities than assets repricing in a period (a negative gap) implies net interest income will decline as interest rates rise, and rise as interest rates decline.

The use of derivative instruments such as interest rate swaps and futures is integrated into the Company’s interest rate risk management. The notional amounts of these instruments are not reflected in the Company’s balance sheet. Where applicable, these instruments are included in the gap table for purposes of analyzing interest rate risk.

The repricing relationships reflected in the gap table do not consider the impact that rate movements might have on other components of the Bank’s risk profile; for example, an increase in interest rates, while implying that net interest income will rise in a positive gap period, might also result in higher credit or default risk due to a potentially higher probability of borrowers being unable to pay the contractual payments on loans. Likewise, a decrease in rates, while implying that net interest income will rise in a negative gap period, might also result in an increase in reinvestment risk as funds received from prepayments are reinvested at lower rates and/or spreads.

Interest Rate Sensitivity Gap Analysis

The table below depicts the Company’s interest rate sensitivity as of September 30, 2001. Allocations of assets and liabilities, including non-interest bearing sources of funds to specific periods, are based upon management’s assessment of contractual or anticipated repricing characteristics, adjusted periodically to reflect actual experience. Those gaps are then adjusted for the net effect of off-balance sheet financial instruments such as interest rate swaps.

During the second quarter, ALCO conducted a review of the historical sensitivity of core deposit pricing and balances to changes in market interest rates. The review indicated that core deposit rates and balances were far less sensitive to changes in market rates than had been previously assumed. Accordingly, the Gap table below reflects management assumptions based on the results of the recent statistical analysis.

	Repricing Periods
		More than	More than	More than
	Three months	three months	six months	one year	More than
(In millions)	or less	to six months	to one year	to three years	three years	Total
Total loans, net	$4,917	$787	$2,310	$3,076	$3,478	$14,568
Money market investments (1)	32	---	---	---	---	32
Securities held to maturity (2)	---	2	---	---	211	213
Securities available for sale	690	400	479	666	1,270	3,505
Other interest-earning assets	138	---	---	---	---	138
Total interest-earning assets	5,777	1,189	2,789	3,742	4,959	18,456
Cash and due from banks	168	---	---	---	---	168
Servicing assets	11	10	14	52	108	195
Goodwill	20	19	38	153	575	805
Other non-interest earning assets	373	---	---	---	---	373
Total assets	$6,349	$1,218	$2,841	$3,947	$5,642	$19,997

Term certificates of deposit	$1,362	$1,149	$2,438	$1,081	$125	$6,155
Core deposits	571	113	276	737	2,899	4,596
Total deposits	1,933	1,262	2,714	1,818	3,024	10,751
Federal funds purchased	1,400	---	---	---	---	1,400
Mortgagors’ escrow	3	4	6	21	71	105
Securities sold under agreements to repurchase	246	---	300	900	400	1,846
Federal Home Loan Bank of New York advances	500	---	100	1,050	900	2,550
Long term debt	---	---	134	---	---	134
Subordinated debt	---	---	---	---	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	---	---	---	---	200	200
Notes payable	1	---	---	---	---	1
Other liabilities	557	---	---	---	(1)	556
Stockholders’ equity	---	---	---	---	2,304	2,304
Total liabilities and stockholders’ equity	$4,640	$1,266	$3,254	$3,789	$7,048	$19,997
Off balance sheet financial instruments	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Interest rate sensitivity gap	$1,709	$(48)	$(413)	$158	$(1,406)
Cumulative gap	$1,709	$1,661	$1,248	$1,406	---
Interest rate sensitivity gap as a percentage of total assets	8.55%	(0.24)%	(2.07)%	0.79%	(7.03)%
Cumulative gap as a percentage of total assets	8.55%	8.31%	6.24%	7.03%	---

(1)      Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

(2)      Consists of securities held to maturity and Federal Home Loan Bank of New York stock

As of September 30, 2001, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $1,248 million, or 6.24% of total assets.

The static gap analysis is an incomplete representation of interest rate risk. The gap analysis does not provide a clear representation of the risks to income arising from options embedded in the Bank’s balance sheet. Specifically, the gap analysis fails to account for the dynamic nature of prepayment risk and the behavior of deposit balances and rates associated with changes in market interest rates and pricing strategies.

Accordingly, ALCO makes extensive use of an earnings simulation model in the formulation of its market risk management strategy.

The model gives effect to management assumptions concerning the repricing of assets, liabilities and off-balance sheet financial instruments, as well as new business volumes, under a variety of hypothetical interest rate scenarios.

The most crucial management assumptions concern prepayments on the Company's mortgage loan portfolio and the pricing of consumer deposits in various interest rate environments. As interest rates decline, mortgage prepayments tend to increase, reducing loan portfolio growth and lowering the portfolio's average yield. Rates on non-maturity deposits rise and fall with the general level of interest rates, but tend to move less than proportionately. Rates offered on consumer certificates of deposits tend to move in close concert with market rates, though history suggests that they increase less rapidly when market rates rise. Analysis shows that the Company's deposit volumes are relatively insensitive to interest rate movements within the range encompassed by the scenarios.

At September 30, 2001, based on this model, the Company's potential earnings at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months, on instruments held for other than trading purposes, was a decline of approximately 5.6% in net income over the next 12 months. Conversely, a similar gradual 200 basis point increase in interest rates over the next twelve months would result in a projected increase in 2001 net income of 2.3% over what would be earned if rates remained constant. GreenPoint does not have significant exposure to such risk on instruments held for trading purposes.

Management has included all derivative and other financial instruments that have a material effect in calculating the Company’s potential earnings at risk.

These measures of risk represent the Company’s exposure to interest rate movements at a particular point in time. The risk position is always changing. ALCO continuously monitors the Company’s risk profile and, when necessary, alters the rate sensitivity to ensure limits are adhered to, and that the resulting risk profile is appropriate to its views on the likely course of interest rates and developments in its core businesses.

The Company is exposed to interest rate risk during the accumulation of mortgage loans prior to sale or securitization. Prior to the closing of a loan, the Company generally extends an interest rate lock commitment to the borrower. The Company is exposed to subsequent changes in the level of market interest rates, and spreads required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments). These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates.

During 1998, the Company entered the manufactured housing finance business, which introduced additional market risk. The Company is exposed to interest rate risk during the accumulation of fixed rate manufactured housing loans prior to sale or securitization of those loans. The level of market interest rates, and the spread required by investors determines the prices of the securities backed by the Company’s manufactured housing loans. A rise in market interest rates, or a widening of spreads on manufactured housing-backed securities during the accumulation period will reduce the prices paid for the securities backed by the Company’s manufactured housing loans and the resultant gain on sale.

The Company mitigates the risk associated with accumulating manufactured housing loans by hedging fixed-rate manufactured housing loan production prior to sale or securitization. As the loans are accumulated, the Bank enters into hedge transactions using interest rate swaps and Eurodollar futures. The amount and duration of the hedge position is targeted so that the change in fair value correlates closely with the change in the fair value of securities backed by manufactured housing loans. The loans and the hedge position are monitored throughout the accumulation period. At the time a securitization is priced, establishing the gain on sale, the hedges are unwound. The gain or loss on the hedge position is included as part of the gain on sale of the securitization.

The Company acquired servicing assets as part of the GreenPoint Credit acquisition and holds retained interests in the manufactured housing securitizations completed in 1999, 2000 and 2001.

The fair value of the Company’s servicing assets and retained interests from securitizations are directly affected by the level of prepayments associated with the underlying loans. However, manufactured housing contracts historically have exhibited far less prepayment sensitivity to changing interest rate levels than do residential mortgage loans. Much of this reduced prepayment sensitivity can be attributed to lower borrower equity against which to refinance and smaller loan sizes which reduce the incentive to refinance. Thus, in management’s judgment, there is little earnings sensitivity solely attributable to the effect of changes in general market interest rates on the manufactured housing servicing asset.

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

Risk Management personnel monitor closely the performance of all loans on which the Company retains credit risk. Upon securitization or sale, expectations are set on the default, recovery and voluntary prepayment rates. Each pool of loans is reviewed monthly to ensure that performance is meeting those expectations. In the event performance does not meet expectations, the assumptions are revised. Final responsibility for these judgments resides with executive management, independent of the business unit.

Risk Management reviews monthly the delinquency and loss trends in all the mortgage and manufactured housing loans serviced by the Company, whether or not it retains credit exposure. These reviews are intended to identify significant changes in credit quality which may indicate changes to the Company’s credit exposure or to the efficacy of its underwriting of loans sold to other investors. Such changes could prompt adjustments to the Company’s underwriting criteria or servicing procedures.

GreenPoint’s loan origination activity is geographically diversified throughout the U.S. GreenPoint began originating loans outside of New York State in 1996. The Company tracks economic and housing market trends to identify areas for expansion and as an early warning mechanism. The Company also closely monitors loan delinquency trends through economic cycles in the broad economy and related real estate market trends. These economic and performance trends are analyzed and results are incorporated in the ongoing fine-tuning of lending practices.

The Company uses various collection strategies and works to maintain contact with borrowers in order to obtain repayment. Collection activities for GreenPoint Mortgage are centralized in a servicing unit in Columbus, Georgia. GreenPoint Credit’s collection activities are decentralized among its 24 regional offices in order to repossess and liquidate collateral more effectively and thereby minimizing loss severity. In 2000, a centralized collection center was opened in California to target early stage delinquencies more cost-effectively, thereby allowing the regional offices to focus on more serious delinquencies.

The Company has set forth a policy for establishment and review of the adequacy of the allowance for loan losses in order to provide for estimated costs related to problem loans. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company’s lending areas.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and proceedings, in which monetary damages and other forms of relief are sought. Certain of such actions involve alleged violations of consumer protection laws, including claims relating to the Corporation’s loan collection efforts, and other federal and state banking laws. Certain of such actions involve claims for punitive damages. Management has established what it believes to be sufficient allocated reserves to cover any probable losses stemming from the settlement or payment of any final judgments rendered in any such cases. Accordingly, management believes that these actions and proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation’s financial position, results of operations or cash flows.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit Number:

10.13           AMENDMENT NUMBER ONE to the Employment Agreement (the “Amendment”) dated as of the 7th day of August, 2001 by and among GreenPoint Financial Corp., a Delaware corporation (the “Company”), GreenPoint Bank, a New York chartered savings bank (the “Bank”) and Bharat B. Bhatt (the “Executive”).

10.14           AMENDMENT NUMBER ONE to the Amended Employment Agreement (the “Amendment”) made effective as of the August 7, 2001 by and among GreenPoint Financial Corp. (formerly known as GP Financial Corp.), a Delaware corporation (the “Company”), GreenPoint Bank (formerly known as The Green Point Savings Bank), a New York chartered savings bank (the “Bank”) and Thomas S. Johnson (the “Executive”).

11.1             Statement Regarding Computation of Per Share Earnings

12.1             Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(b)     Reports on Form 8-K

On July 2, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated as of June 15, 2001.

On July 11, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2001-1 Home Equity Loan Asset-Backed Notes, Series 2001-1. Included was the Monthly Remittance Statement to the Certificateholders dated as of June 15, 2001.

On July 17, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated June 16, 2001.

On July 17, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-1 (“Series 2001-1 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-1 Certificates dated July 16, 2001.

On July 17, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-1 (“Series 2001-1 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-1 Certificates dated July 16, 2001.

On July 25, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included the following information: (i) a Pooling and Servicing Agreement, dated as of March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1.

On August 8, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of GreenPoint Home Equity Loan Trust 2001-1 Home Equity Loan Asset Backed Notes, Series 2001-1. Included was the Monthly Remittance Statement to Certificateholders dated as of July 16, 2001.

On August 29, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that includes the following information: (i) a Pooling and Servicing Agreement, dated as of March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1.

On September 28, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included the following information: (i) a Pooling and Servicing Agreement, dated March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1.

On September 28, 2001, GreenPoint Credit, LLC filed a current report on Form 8-K in order to file the following documents: (i) the opinion of Orrick, Herrington & Sutcliffe LLP (“Orrick”) relating to certain tax matters in connection with the offering of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-2 (the “Publicly Offered Certificates”), which contains Orrick’s consent to use of its name in the Prospectus Supplement (“Prospectus Supplement”) dated September 26, 2001 together with the related Prospectus dated September 26, 2001; (ii) Consent of KPMG LLP to use their name in the “Experts” section of the Prospectus Supplement; and (iii) External Computational Materials prepared by Salomon Smith Barney, Inc.

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

Dated November 8, 2001