Form 10-K405
period 2001-12-31
GREENPOINT FINANCIAL CORP
filed 2002-03-29
CIK 911935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number 0-22516

GreenPoint Financial Corp.

(Exact name of registrant as specified in its charter)

Delaware	06-1379001
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

90 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 834-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002: Common stock par value $0.01 per share, $4,499,954,043.

This figure is based on the closing price by the New York Stock Exchange (“NYSE”) for a share of the registrant’s common stock on March 15, 2002 which was $45.12 as reported in the Wall Street Journal on March 18, 2002. The number of shares of the registrant’s Common Stock issued and outstanding as of March 15, 2002 was 99,733,024 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002, and the Annual Report to Shareholders for fiscal 2001 are incorporated herein by reference—Parts II, III and IV.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
RISK FACTORS
PART I
ITEM 1.	BUSINESS
General
Mortgage Banking Activities
Consumer Banking Activities
Manufactured Housing Activities
Competition
Market Risk Management
Liquidity Management
Credit Risk
Securities Investment Activities
Sources of Funds
Subsidiary Activities
Personnel
Federal Taxation
State and Local Taxation
Bank Regulation and Supervision

ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A.	EXECUTIVE OFFICERS

PART II
ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANATATIVE AND QUALATATIVE DISCLOSURES ON MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, which are based on management’s current expectations. These forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to earnings growth; revenue growth; origination volume in the Company’s mortgage business; non-interest income levels, including fees from product sales; credit performance on loans made by the Company; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions, divestitures and terminating business segments, including related integration and restructuring activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels and gain on sale results in the Company’s mortgage business; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect required loan loss reserve levels and the Company’s periodic valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which can adversely affect the ability of the Company to sell or securitize loan originations on a timely basis or at prices which are acceptable to the Company; actions by rating agencies and the affects of these actions on the Company’s businesses, operations and funding requirements; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

RISK FACTORS

In addition to all of the information in this Report, and the documents incorporated herein by reference, the following risk factors should be considered. Many of these risk factors are discussed in greater detail throughout this Report.

The Company operates in a competitive market

The Company faces significant competition both in making loans and in attracting deposits. The Company competes primarily on the basis of pricing in many of the markets in which it conducts business. From time to time, the Company’s competitors seek to compete aggressively on the basis of pricing factors and the Company may lose market share to the extent it is unwilling to match its competitors’ pricing in order to maintain its interest margins. To the extent that the Company matches competitors’ pricing, it may experience lower interest margins.

The Company faces market risk relating to interest rates and mortgage rates

Interest rate risk arises in the ordinary course of the Company’s business, as the repricing characteristics of its loans do not necessarily match those of its deposit liabilities. Changes in interest rates can also affect the number of loans the Company originates, as well as the value of its loans and other interest-earning assets and its ability to realize gains on the sale of those assets and liabilities. Prevailing interest rates also affect the extent to which borrowers prepay loans owned by the Company. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rates decrease, borrowers are more likely to prepay loans. The Company may then be forced to invest the funds generated by those prepayments at less favorable interest rates. Similarly, prepayments on mortgage-backed securities can hurt the value of those securities and the interest income generated from them. In addition, an increase in interest rates could hurt the ability of the Company’s borrowers who have loans with floating interest rates to meet their increased payment obligations. If those borrowers were not able to make their payments, then the Company would suffer  losses, and its level of performing assets would decline.

Increases in interest rates might cause depositors to shift funds from accounts that have comparatively lower cost (such as regular savings accounts) to accounts with a higher cost (such as certificates of deposit).  If the cost of deposits increased at a rate greater than the yield on interest-earning assets increases, the Company’s interest-rate spread would suffer.

Market risk also arises as the Company originates and accumulates fixed rate mortgage loans prior to their sale or securitization. As applications are approved, a commitment is made to lend at a specified interest rate. Should rates rise, either prior to closing or after closing but prior to sale or securitization, the price at which the loan will be sold or securitized will decline. Hedging strategies are implemented to mitigate the risk of lowered prices in rising rate environments.

The Company is exposed to credit risk

The Company assumes credit risk primarily in its held-for-investment loan portfolio, and in the recourse it provides in conjunction with loan sales or securitizations. The majority of its loan portfolio consists of fixed and ARM loans secured by one-to-four-family residences and to a lesser extent, multi-family residential loans, commercial real estate loans and other loans held for investment. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company’s lending areas.

Prior to exiting the manufactured housing finance business, the Company securitized and sold with recourse most of its manufactured housing loans. The Company retains most of the credit risk inherent in these loans. The Company also securitizes or sells certain mortgage loans with recourse. Expected losses are deducted when estimating the gain on sale and the initial value of retained interests. The value of retained interests in the securitizations is reviewed each quarter, as are the liabilities associated with letters of credit issued in the securitizations. Based on recent loss trends, the values are updated. The Company’s operating results from discontinued operations could be adversely affected if its securitizations do not perform well. These risks are further described in Note 7 of the Company’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

Expanding into new markets may result in increased losses

The Company has an historic practice of expanding its lending business into new geographic and product markets, and it may continue that practice in the future. Although the Company believes that it has implemented appropriate underwriting and credit quality controls in these new markets, and it will seek to implement such controls in future markets, the Company is less familiar with the real estate markets in these areas and, therefore, may experience more losses in these new markets. Also, the Company may not be as successful in originating loans in these new markets as it has been in the markets in which it is well established.

The Company is extensively regulated

The Company’s operations are subject to extensive regulation by federal, state and local authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on its operations. Policies adopted by these entities can significantly affect the Company’s business operations. In addition, these authorities periodically conduct examinations of the Company and may impose various requirements or sanctions.

Legislative and regulatory proposals may unfavorably affect the Company’s businesses

Proposals to change the laws governing financial institutions are frequently raised in federal, state and local legislatures and before regulatory authorities. Changes in applicable laws or policies could materially affect the Company’s businesses, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation or regulation might take or how it might affect the Company. Similarly, changes in applicable accounting principles, policies or guidelines could impact the manner in which the Company reports the results of its operations.

The Company’s ability to pay dividends is limited

The Company is a holding company and all of its operations are conducted through its subsidiaries. Therefore, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to pay dividends or make other payments to the Company. Certain laws and regulatory requirements limit the ability of the Company’s subsidiaries to pay dividends or make other payments to it.

The Company faces several risks relating to business combinations

The Company continually evaluates mergers, acquisitions and other business combination opportunities and it may undertake informal discussions or negotiations that may result in formal discussions and future business combinations. Transactions of this type have risks relating to, among other things, the loss of key employees, the disruption of ongoing businesses, the failure to integrate the combined businesses and the failure to achieve expected synergies. The Company cannot predict what the consequences would be of any such business combination. However, an unsuccessful business combination, and other factors, could ultimately result in the Company’s divestiture or termination of a business segment. In addition, any business combination in which the Company issues common stock could dilute the ownership interest of its stockholders.

The Company’s charter and by-laws contain provisions with possible anti-takeover effects

The Company’s certificate of incorporation and bylaws contain provisions that might have the effect of discouraging certain transactions involving an actual or threatened change of control of the Company, and Delaware law contains certain provisions, including those related to transactions with certain interested stockholders, that might have the effect of discouraging certain transactions not approved by a company’s board of directors.

PART I

ITEM 1.       BUSINESS

General

GreenPoint Financial Corp. (the “Company” or “GreenPoint”) is a bank holding company organized under the laws of the state of Delaware and registered under the Bank Holding Company Act of 1956, as amended.

The Company, a leading national specialty housing finance company with more than $25 billion in mortgage loan originations in 2001, has two principal businesses. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, is a leading national lender in non-conforming residential mortgages, specializing in “Alternative A” (“Alt A”) mortgage loans. GreenPoint Bank (the “Bank”), a New York State chartered savings bank, is the third largest thrift depository in the Greater New York area with $11 billion in deposits in 74 branches serving more than 400,000 households.

Through the Bank and GPM, the Company is primarily engaged in lending throughout the nation. GPM originates both adjustable and fixed rate mortgage loans, primarily through a network of mortgage brokers, mortgage bankers, attorneys and other real estate professionals and, to a lesser extent, from customers and members of the local communities in GreenPoint’s lending area. The Bank continues to attract retail deposits from the general public and invests those deposits, together with funds generated from operations, in loans and marketable securities. The Bank’s revenues are derived principally from interest on its loan portfolio and investment securities, proceeds from the sales or securitizations of mortgage loans, fees from the servicing of these loans and retail consumer banking fees and commissions earned. The Bank’s primary sources of funds are deposits, proceeds from loan sales and securitizations, and proceeds from principal and interest payments on loans, mortgage-backed securities and other securities.

In December 2001, GreenPoint formally adopted a Plan to discontinue the manufactured housing lending business. The Plan of discontinuation includes the decision to cease accepting loan applications and fund only new loans pertaining to existing loan commitments. The Company will continue to honor its contractual commitments to service its current loan portfolio and plans to sell most of the remaining loans on its balance sheet of $705 million. A restructuring accrual has been established to account for current and future contractual commitments outstanding, however this accrual may need to be adjusted in the future if events change significantly.

GreenPoint Community Development Corp. (“GPCDC”) was organized in 1993 as a for-profit community development subsidiary of the Company. Complementing the Bank’s leadership in lending in low- and moderate-income areas and to minorities, GPCDC’s focus is primarily on special lending programs, development opportunities and assistance, consulting and other activities that promote the objective of greater access to affordable housing for low-and moderate-income persons residing in the areas served by the Company.

Mortgage Banking Activities

Products and Services

The Company, through its mortgage banking subsidiary GreenPoint Mortgage Funding, Inc. (“GPM”) is in the business of originating, selling, securitizing, and servicing mortgage loans secured by one–to–four family residences. Also, certain loans originated by GPM are retained in the Bank’s loan portfolio. As a specialty mortgage lender, GPM’s strategy is to focus on specialized mortgage loan products for primarily high credit quality borrowers. GPM generally places an emphasis on credit scores obtained from three major credit bureaus to evaluate the credit quality of borrowers. GPM considers “ high credit quality borrowers” to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “the Agencies”). The specialized mortgage loans targeted by GPM provide a relatively greater “spread” (i.e., greater interest and other income to the originator relative to the cost associated with funding and selling the mortgage loans) compared to other mortgage loans that present a similar credit risk. GPM believes that its wholesale lending channel supported by its correspondent and retail lending channels, provides an efficient and responsive origination system for the types of mortgage loans it seeks to originate.

GPM presently offers a broad range of mortgage loan products in order to provide maximum flexibility to borrowers and third party mortgage brokers and other entities through which it originates mortgage loans. These products include conforming agency mortgage loans, non-conforming mortgage loans (including Alt A mortgage loans), home equity loans and limited documentation (“No Doc”) loans. Alt A loans may fail to satisfy certain elements of the agency underwriting criteria, such as those relating to documentation, employment history, income verification, loan to value ratios, qualifying ratios, or other compensating factors. No Doc loans serve a particular niche of borrowers willing to pay a premium in the form of higher interest rates and provide larger down payments. In return, the borrower receives more expedient loan processing by virtue of providing less income and asset information, as compared to loans underwritten in conformance with Agency standards.

Credit Parameters

Loan amount limits, maximum loan-to-value ratios and loan pricing are guided by an evaluation of a borrower’s credit history and the loan purpose. This evaluation results in a borrower being classified in a particular loan level category, to which lending parameters have been ascribed by GPM. In making this determination, GPM obtains credit verification from three independent credit bureaus prior to entering into loan commitments. Factors considered in making the commitment include the number and length of time credit lines have been outstanding, prior mortgage loan payment histories, performance on installment loans and revolving lines of credit, collection and charge-off experience, and prior bankruptcies and foreclosures. GPM also considers a credit score ascribed to the borrower under a credit evaluation methodology developed by Fair, Isaac and Company (“FICO”). This score indicates, based on their statistical analysis, the percentage of borrowers that would be expected to become 90 days delinquent on an additional loan.

Mortgage Loan Servicing

GPM also engages in mortgage loan servicing, which includes the processing of mortgage loan payments and the administration of mortgage loans. GPM’s primary source of servicing rights is the Bank’s loan portfolio and mortgage loans it has originated and sold, and for which it has retained the right to service. As of December 31, 2001, GPM’s mortgage loan servicing portfolio consisted of approximately 195,786 one–to–four family residential mortgage loans with an aggregate principal balance of $25.8 billion, including $14.0 billion serviced for GreenPoint and $11.8 billion serviced for other investors. GPM can realize the value embedded in its mortgage loan servicing portfolio immediately by selling its mortgage loan servicing rights or, alternatively, it can realize the value gradually over the life of the mortgage loan servicing portfolio through the receipt of monthly mortgage loan servicing fees and imputed interest.

Consumer Banking Activities

The Consumer Branch Network (“Branch Network”) consists of 74 full-service banking offices with 113 automated teller machines. The Branch Network operates 29 branches in Long Island, 41 branches in New York City, and 4 branches in Westchester County in New York. In addition to its branch system, the Bank’s deposit gathering network includes its telephone banking system. The Branch Network also offers a variety of financial services to meet the needs of the communities it serves. Among the services offered are traditional time, savings and checking accounts, annuity products, mutual funds, mortgages, home equity loans, credit and debit cards, on-line banking, Life Insurance, safe deposit services, student loans, installment loans and automatic payroll and Social Security deposit programs. The Bank has recently started to offer a variety of financial services to meet the needs of business communities it serves. Services included are business checking, savings, time, escrow management, IOLA and lease security accounts, Keogh, SEP-IRA, simple IRA, 401k and 403b plans, credit and debit cards, night deposit, on-line banking and merchant credit/debit processing.

Manufactured Housing Loan Servicing Activities

GreenPoint Credit, LLC (“GPC”) servicing responsibilities include collecting principal and interest payments, taxes, insurance premiums and other payments from obligors and, when such loans are not owned by GPC, remitting principal and interest payments to the owners. Collection procedures, which are managed at the regional office level, include repossession and resale of manufactured homes securing defaulted loans (and foreclosure if land is involved). GPC will enter into workout agreements with obligors under certain defaulted loans, if deemed advisable. Although decisions as to whether to repossess any manufactured home are made on an individual basis, GPC’s general policy is to institute repossession procedures promptly after regional office personnel determine that it is unlikely that a defaulted loan will be brought current, and thereafter to pursue diligently the resale of such manufactured homes.

GPC services loans on behalf of other entities and its own portfolio. At December 31, 2001, GPC serviced approximately 412,111 manufactured housing loans with an outstanding principal balance of $13.0 billion. At December 31, 2001, GPC serviced approximately 25,060 manufactured housing loans in its own portfolio with an outstanding principal balance of $973 million. GPC does not recognize service fee income separately for loans serviced in its own portfolio.

Competition

The Company faces significant competition both in making loans and in attracting deposits. The Company’s competition for loans comes principally from savings banks, commercial banks, savings and loan associations, mortgage banking companies and credit unions. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The New York City metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

GPM faces intense competition, primarily from commercial banks, savings and loans and other mortgage lenders. As GPM expands into particular geographic markets, it will face competition from mortgage lenders with established positions in such markets. Competition can take place on various levels, including convenience in obtaining a mortgage loan, service, marketing, origination channels and pricing. Many of GPM’s competitors in the financial services business are substantially larger and have more capital and other resources than GPM. Many of GPM’s competitors are well established in the specialty mortgage loan market and a number of others are recent entrants into that market seeking the relatively attractive profit margins currently associated with specialty mortgage loan products. Fannie Mae and Freddie Mac are currently developing technologies and business practices that will expand the scope of mortgage loans eligible to be Agency mortgage loans, which may include some Alt A and subprime mortgage loans. To the extent market pricing for GPM’s mortgage loan products becomes more competitive, it may be more difficult to originate and purchase mortgage loans with attractive yields in sufficient volume to maintain profitability.

GPM depends primarily on independent mortgage brokers and, to a lesser extent, on correspondent lenders, for the origination and purchase of its wholesale mortgage loans, which constitute a significant portion of GPM’s mortgage loan production. These independent mortgage brokers deal with multiple lenders for each prospective borrower. GPM competes with these lenders for the independent brokers’ business on the basis of price, service, loan fees, costs and other factors. GPM’s competitors also seek to establish relationships with such brokers, who are not obligated by contract or otherwise to do business with GPM. GPM’s future results of operations and financial condition may be vulnerable to changes in the volume and costs of its wholesale mortgage loans resulting from, among other things, competition from other lenders and purchasers of such mortgage loans.

The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by GreenPoint on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board (“FRB”), legislative tax policies and governmental budgetary matters.

Market Risk Management

Interest rate risk arises in the ordinary course of the Company’s business, as the repricing characteristics of its loans do not necessarily match those of its deposit liabilities. The resulting interest rate risk is managed by careful attention to the mix of asset maturities and deposit offerings and by adjustments to the Company’s investment portfolio and the use of off balance sheet instruments such as interest rate swaps. The investment strategies are designed and implemented by the Asset and Liability Management Committee, (“ALCO”) within policies and limits approved by the Board of Directors. ALCO makes use of a variety of tools to measure market risk. Among these are gap repricing reports and income simulations that provide estimates of the Company’s earnings sensitivities to various interest rate changes.

Market risk also arises as the Company originates and accumulates fixed rate mortgage and manufactured housing loans prior to their sale or securitization. As applications are approved, a commitment is made to lend at a specified interest rate. Should rates rise, either prior to closing or after closing but prior to sale or securitization, the price at which the loan will be sold or securitized will decline. Hedging strategies, using forward sales in the case of residential mortgages, are implemented to mitigate the risk of lowered prices in rising rate environments. Refer to Company’s Annual Report to Shareholders for Fiscal Year ended December 31, 2001, pages 16-20. The Company assumes counterparty risk primarily in its short term investments, hedging activities, and mortgage purchases or sales. Counterparty exposure limits are assigned by Risk Management based on internal policies and are monitored on an ongoing basis.

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

Long-term liquidity needs are also provided by a large core deposit base, which is the most stable source of liquidity a bank can have, due to the long-term relationship with depositors and the deposit insurance provided by the FDIC. Deposit funding is supplemented by long-term debt, advances from the Federal Home Loan Bank of New York (“FHLB”) and other borrowings. The discount window of the Federal Reserve Bank of New York is available to the Company, to the extent that eligible collateral has been pledged, as a lender of last resort.

Credit Risk

The Company assumes credit risk primarily in its held-for-investment loan portfolio, and in the recourse it provides in conjunction with loan sales or securitizations. These risks are further described on page 19 of the Company’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

Loans held for Investment Portfolio

The majority of the Company’s loan portfolio consists of fixed and ARM loans secured by one-to four-family residences and to a lesser extent, multi-family residential loans, commercial real estate loans and other loans held for investment.

The following tables set forth the composition of the loans receivable held for investment, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	December 31,
	2001		2000		1999
	Amounts	Percent of Total	Amounts	Percent of Total	Amounts	Percent of Total
	(Dollars in millions)
Loans receivable held for investment:
Mortgage loans:
One-to four-family	$8,930	89%	$7,018	81%	$7,475	80%
Multi-family	356	4	366	4	458	5
Commercial	576	5	631	7	627	7
Home equity loans	87	1	101	1	89	1
Total mortgage loans held for investment	9,949	99	8,116	93	8,649	93
Other loans:
Loans secured by depositors’ funds	19	—	22	—	23	—
Manufactured housing loans	9	—	514	6	590	6
Recreational vehicle loans	8	—	12	—	16	—
All other loans	34	1	32	1	30	1
Total other loans	70	1	580	7	659	7
Total loans receivable held for investment	10,019	100%	8,696	100%	9,308	100%
Net deferred loan origination costs (fees) and unearned premium (discount)	23		(9)		(15)
Allowance for possible loan losses	(81)		(113)		(113)
Loans receivable held for investment, net	$9,961		$8,574		$9,180

	December 31,
	1998		1997
	Amounts	Percent of Total	Amounts	Percent of Total
	(Dollars in millions)
Loans receivable held for investment:
Mortgage loans:
One-to four-family	$8,023	85%	$7,682	86%
Multi-family	594	7	621	7
Commercial	574	6	537	6
Home equity loans	82	1	66	1
Total mortgage loans held for investment	9,273	99	8,906	100
Other loans:
Loans secured by depositors’ funds	24	—	30	—
Manufactured housing loans	—	—	—	—
Recreational vehicle loans	24	—	—	—
All other loans	79	1	—	—
Total other loans	127	1	30	—
Total loans receivable held for investment	9,400	100%	8,936	100%
Less:
Net deferred loan origination fees and unearned discount	(14)		(31)
Allowance for possible loan losses	(113)		(109)
Loans receivable held for investment, net	$9,273		$8,796

As of December 31, 2001, 43.2% of the Company’s mortgage loan portfolio was secured by properties located in New York State and 26.6% of the portfolio was secured by properties in California. The properties securing the remaining portfolio are dispersed throughout the country, with no state representing more than 10%.

Loan Maturity and Repricing. The following table shows the contractual maturities of the Company’s loan portfolio, including loans receivable held for sale, at December 31, 2001. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $2.7 billion for the year ended December 31, 2001.

	December 31, 2001
	Mortgage Loans
	One-to Four-Family	Multi-Family	Commercial	Other Loans	Total Loans Receivable
	(Dollars in millions)
Amounts due (1):
Within one year	$47	$2	$2	$66	$117
One to five years	136	43	55	15	249
Over five years	12,847	302	519	686	14,354
Total amounts due	$13,030	$347	$576	$767	$14,720

(1) Does not include non-accrual loans.

The following table sets forth, at December 31, 2001, the dollar amount of all fixed rate loans contractually due and adjustable rate loans repricing after December 31, 2002.

	Due or Repricing After December 31, 2002
	Fixed	Adjustable	Total
	(Dollars in millions)
Mortgage loans (1):
One-to four-family	$8,055	$3,356	$11,411
Multi-family	329	11	340
Commercial	551	16	567
Other loans (1)	426	—	426
Total loans receivable	$9,361	$3,383	$12,744

(1) Does not include non-accrual loans.

At December 31, 2001, 2000, 1999, 1998 and 1997, loans delinquent 90 days or more were as follows:

	December 31,
	2001		2000		1999
	90 days or more
	Number of loans	Principal Balance of Loans	Number of loans	Principal Balance of loans	Number of loans	Principal Balance of loans
	(Dollars in millions)
Mortgage loans:
One-to four-family	1,295	$172	1,306	$164	1,379	$167
Multi-family	80	8	103	12	184	24
Commercial real estate	96	14	103	13	152	21
Home equity loans	27	2	19	1	27	2
Total mortgage loans	1,498	196	1,531	190	1,742	214
Other loans	676	12	586	4	239	2
Total loans	2,174	$208	2,117	$194	1,981	$216

Delinquent loans to total loans		1.39%		1.82%		2.05%

	December 31,
	1998		1997
	90 days or more
	Number of loans	Principal Balance of Loans	Number of loans	Principal Balance of loans
	(Dollars in millions)
Mortgage loans:
One-to four-family	1,930	$213	2,596	$255
Multi-family	286	34	372	41
Commercial real estate	192	25	258	34
Home equity loans	26	1	48	1
Total mortgage loans	2,434	273	3,274	331
Other loans	134	1	84	—
Total loans	2,568	$274	3,358	$331

Delinquent loans to total loans		2.50%		3.46%

The following table sets forth information regarding all non-accrual loans, including loans in forbearance, loans which are 90 days or more delinquent but on which the Company is accruing interest and other real estate owned at the dates indicated. If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $23 million, as opposed to $21 million, which was included in interest income for the year ended December 31, 2001.

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in millions)
Non-accrual mortgage loans	$199	$195	$219	$285	$355
Non-accrual other loans (1)	7	2	—	—	—
Total non-performing loans (2)	206	197	219	285	355
Other real estate owned, net (3)	12	13	8	12	24
Total non-performing assets	$218	$210	$227	$297	$379

Other loans 90 days or more delinquent and still accruing	$5	$4	$2	$1	$—

Continuing Operations:
Non-performing loans to mortgage loans held for investment	2.04%	2.41%	2.54%	3.03%	3.97%
Non-performing assets to total assets	1.06%	1.31%	1.47%	1.98%	2.74%

(1) Excluding certain other loans delinquent 90 days or more, such as guaranteed student loans, on which principal and interest are guaranteed by the U.S. government and certain other loans on which delinquent principal and interest may be deducted from the borrower’s deposit account balances.

(2) As of December 31, 2001, non-accrual loans included 1,359 one-to four-family loans, with an aggregate balance of $175 million, 83 multi-family loans with an aggregate balance of $8 million, 100 commercial real estate loans with an aggregate balance of $14 million, 369 other loans with an aggregate balance of $7 million and 29 home equity loans with an aggregate balance of $2 million.

(3) Net of related valuation allowance of $0.2 million, $0.6 million, $0.3 million, $0.3 million, and $0.9 million for foreclosed real estate at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

Allowance for Loan Losses

The Company has set forth a policy for establishment and review of the adequacy of the allowance for loan losses. The policy requires management to provide for future costs related to problem loans. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company’s lending areas. The policy is further described in the Critical Accounting Policies section, page 22, of the Company’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

The following table sets forth the Company’s allowance for loan losses at the dates and for the periods indicated.

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in millions)
Balance at beginning of period	$113	$113	$113	$109	$105
(Benefit) provision charged to income:
Continuing	(13)	5	(20)	12	19
Discontinued	122	32	34	2	—
Total provision charged to income	109	37	14	14	19
Loans charged-off:
Mortgage loans held for investment	(5)	(6)	(8)	(9)	(16)
Manufactured housing loans held for investment	(26)	(43)	(12)	(2)	—
Manufactured housing –transfer to loans receivable held for sale	(114)	—	—	—	—
Total charge-offs	(145)	(49)	(20)	(11)	(16)
Recoveries:
Mortgage loans held for investment	—	—	1	1	1
Manufactured housing loans held for investment	4	12	5	—	—
Total recoveries	4	12	6	1	1
Balance at end of period	$81	$113	$113	$113	$109

Asset Quality Ratios – Continuing Operations:
Net loan charge-off experience to average total loans	0.05%	0.06%	0.08%	0.09%	0.18%
Allowance for loan losses to loans held for investment	0.75%	1.14%	1.08%	1.20%	1.22%
Allowance for loan losses to non-performing loans	36.76%	47.10%	42.56%	39.50%	30.70%

In determining the adequacy of the allowance for loan losses for GreenPoint’s mortgage loans held for investment, management completes a General Valuation Allowance (“GVA”) analysis prior to the end of each quarterly reporting period. The GVA analysis stratifies GreenPoint’s mortgage loans held for investment portfolio into three categories: first mortgages, second mortgages and home equity loans. The first mortgage and second mortgage categories are further stratified into one-to-four family, multi-family and commercial loan strata. The GVA analysis calculates the expected losses as a percentage of loans outstanding in each loan stratum (“GVA Percentage”) based upon the current delinquency status within each stratum. Management combines the results of the GVA analysis with judgments concerning macro-economic conditions and portfolio concentrations to determine the appropriate level of the allowance for loan losses.

Due to inherent limitations in using modeling techniques and GVA percentages, GreenPoint also maintains an unallocated allowance. This allowance addresses short-term changes in the loan portfolio’s historical real estate owned performance, delinquency trends, loan products, and portfolio growth, in addition to changes in the macro-economic environment. At the end of each quarter, management determines the adequacy of the unallocated reserve to address these risks.

In conjunction with its exit from the manufactured housing lending business, GreenPoint charged-off $114 million upon the transfer of manufactured housing loans to loans receivable held for sale. The allowance for possible loan losses at December 31, 2001 includes a $6 million allowance balance associated with the remaining $50 million of loans from the discontinued operation which remain in the held for investment portfolio.

Other Credit Exposure

Prior to exiting the manufactured housing finance lending business, GreenPoint securitized or sold with recourse most of its manufactured housing loans. At December 31, 2001, total loans outstanding under these arrangements were $5.3 billion. GreenPoint retains most of the credit risk inherent in these loans. GreenPoint also securitizes or sells certain mortgage loans with recourse. At December 31, 2001, total loans outstanding under these arrangements were $2.1 billion. Expected losses were deducted when estimating the gain on sale and the initial value of retained interests. Refer to Note 1(l) in the Company’s 2001 Annual Report to Shareholders, for additional information on Accounting for Loan Sales. The value of retained interests in the securitizations is reviewed each quarter as are the liabilities associated with letters of credit issued in the securitizations. Based on recent loss trends, the values are updated. Refer to the Company’s 2001 Annual Report to Shareholders, page 38 to 40 for further quantitative information about recourse arrangements and retained interests.

Loans Held for Sale

The following table sets forth the composition of the Company’s loans receivable held for sale, at the dates indicated.

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in millions)
Loans receivable held for sale:
Residential mortgage loans	$4,206	$1,749	$814	$905	$646
Guaranteed student loans	1	2	2	3	4
Manufactured housing loans	517	101	266	535	—
Manufactured housing land/home loans	188	119	131	139	—
Net, deferred loan origination costs (fees) and unearned discount	33	10	(5)	(4)	7
Loans receivable held for sale, net	$4,945	$1,981	$1,208	$1,578	$657

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

Securitization. The primary funding strategy of GPC was to securitize manufactured housing loans originated or purchased. At GPM, home equity loan originations are typically sold through securitizations. Management has structured the operations and processes specifically for the purpose of efficiently originating, purchasing, underwriting and servicing loans for securitization in order to meet the requirements of rating agencies, credit enhancers, and investors.

The Company has also established a reserve to cover losses associated with repurchases of sold loans due to representation and warranty violations. This reserve was determined using historical loss data associated with loan sales and additional reserves are set aside as the volume of sold loans increases.

Securities Investment Activities

The Board of Directors sets the securities investment policies of the Company and the Bank. These policies contain guidelines and limits regarding the credit quality, liquidity and market risk of the securities portfolios.

The Company’s investment policy permits investments in various types of marketable investments including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, asset-backed securities, corporate debt securities, money market instruments, CD’s, Bank notes, preferred stock, commercial paper, municipal obligations, and equity. In addition, the Company, as a member of the FHLB, is required to maintain a specified investment in the capital stock of the FHLB.

The Company’s money market investments consist of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell (“reverse repurchase agreements”). The reverse repurchase agreements are collateralized by securities having market values of at least 102% of the amount of the funds advanced which are held by a third party custodian.

The Company designates securities as held to maturity, available for sale, or held for trading purposes. Securities held for indefinite periods of time for use in asset/liability management are classified as available for sale and are carried at fair value with unrealized gains or losses excluded from earnings and reported in accumulated other comprehensive income as a separate component of stockholders’ equity, net of tax. Securities held for trading purposes are carried at fair value with market revaluations recognized as realized gains and losses included in non-interest income.

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

The table below sets forth certain information regarding the carrying and market values of the Company’s money market investments, securities available for sale and securities held to maturity.

	December 31,
	2001		2000		1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Money market investments (1)	$167	$167	$171	$171	$1,053	$1,053
Securities:
Securities available for sale:
U.S. Government and Federal agency obligations:
U.S. Treasury Notes/Bills	$6	$6	$—	$—	$—	$—
Agency notes/asset-backed securities	89	90	158	159	140	138
Mortgage-backed securities	550	560	757	758	918	894
Collateralized mortgage obligations	2,211	2,210	1,926	1,934	590	584
Trust certificates collateralized by GNMA securities	7	7	13	12	16	17
Corporate asset-backed securities	—	—	—	—	25	25
Corporate bonds	104	102	34	32	34	34
Commercial paper	—	—	—	—	169	169
Other	246	244	167	171	115	114
Total securities available for sale	$3,213	$3,219	$3,055	$3,066	$2,007	$1,975

Securities held to maturity:
Tax-exempt municipals	$1	$1	$1	$1	$1	$1
Other	2	2	2	2	1	1
Total securities held to maturity	$3	$3	$3	$3	$2	$2

(1)  Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

The table below sets fourth certain information regarding the amortized costs, weighted average yields and maturities of the Company’s money market investments, securities available for sale and held to maturity, and Federal Home Loan Bank of New York stock at December 31, 2001. There were no securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders’ equity at December 31, 2001.

	At December 31, 2001
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in millions)
Money market investments (1)	$167	1.20%	$—	—%	$—	—%	$—	—%	—	$167	$167	1.20%

Securities available for sale:
Bonds and other investment securities:
U.S. Treasury Notes/Bills	$6	2.03%	$—	—%	$—	—%	$—	—%	0.80	$6	$6	2.03%
Agency notes	—	—	34	6.30	55	7.32	—	—	6.13	89	90	6.93
Mortgage-backed securities	—	—	—	—	135	6.29	415	6.75	19.69	550	560	6.63
Collateralized mortgage obligations	—	—	—	—	—	—	2,211	6.85	28.51	2,211	2,210	6.85
Trust certificates collateralized by GNMA securities	—	—	7	2.14	—	—	—	—	3.80	7	7	2.14
Equity investments	—	—	—	—	—	—	177	4.30		177	173	4.30
Municipal bonds	—	—	—	—	5	5.19	64	5.43	11.50	69	71	5.41
Corporate bonds	—	—	—	—	—	—	104	2.98	27.24	104	102	2.98
Total securities available for sale	$6	2.03%	$41	5.61%	$195	6.55%	$2,971	6.52%	24.30	$3,213	$3,219	6.50%

Securities held to maturity:
Tax-exempt municipals	$—	—%	$—	—%	$1	7.45%	$—	—%	6.50	$1	$1	7.45%
Financial	—	—	1	3.66	—	—	1	7.44	16.06	2	2	5.68
Total bonds and other debt securities	$—	—%	$1	3.66%	$1	7.45%	$1	7.44%	14.22	$3	$3	6.03%

(1)  Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

During the year ended December 31, 2001, the Company sold available for sale securities aggregating $2.6 billion, resulting in gross realized gains of $16 million and gross realized losses of $2 million.

During the year ended December 31, 2000, the Company sold available for sale securities aggregating $763 million, resulting in gross realized gains of $4 million and gross realized losses of $1 million.

During the year ended December 31, 1999, the Company sold available for sale securities aggregating $102 million, resulting in gross realized gains of $2 million and gross realized losses of $1 million.

Sources of Funds

General. The bank’s primary sources of funds are deposits, Federal Funds purchased and Overnight FHLB Advances, FHLB Term Advances, loan sales and securitizations, payments on loans, mortgage backed and other debt securities, maturities and redemptions of investment securities, and borrowings under repurchase agreements. Additionally, the Company has supplemented its funding sources through the prior acquisition of investment grade credit ratings from three credit rating agencies. Obtaining investment grade credit ratings has afforded the Company the ability to access the investment grade debt markets. Refer to the Company’s 2001 Annual Report to Shareholders, page 18 for additional information and discussion about the Company’s Liquidity Risk Management.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of various types of savings, N.O.W., non-interest bearing checking, money market and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank’s deposits are obtained primarily from the areas served by its Branch Network. Management determines the Bank’s deposit rates based upon market conditions and local competition. The Bank relies primarily on competitive rates of interest, offering promotional rates, marketing and long-standing relationships with customers to attract and retain deposits. The Bank does not actively solicit certificates of deposit accounts in excess of $100,000.

Federal Funds purchased and Overnight FHLB Advances. At December 31, 2001, the outstanding balance of Federal Funds purchased was $960 million. Interest expense related to purchased Federal Funds totaled $18 million for the year ended December 2001. Federal Funds are unsecured lines of credit from other financial institutions. At December 31, 2001, the outstanding balance of overnight FHLB advances was $1 billion. Interest expense related to these borrowings totaled $14 million for the year ended December 31, 2001. These advances are collateralized by certain one-to four-family residential mortgage loans pledged under a blanket lien to the FHLB.

FHLB Term Advances. At December 31, 2001 and 2000, the outstanding balance of FHLB term advances was $2.8 billion and $1.0 billion respectively. Interest expense related to these borrowings totaled $102 million and $53 million for the years ended December 31, 2001 and 2000. These advances are collateralized by certain one-to four-family residential mortgage loans pledged under a blanket lien to the FHLB. At December 31, 2001, $1.1 billion of such FHLB term advances are callable by the FHLB in 2002.

Repurchase Agreements. At December 31, 2001 and 2000, the outstanding balance of repurchase agreements was $1.6 billion and $350 million respectively. Interest expense related to these borrowings totaled $55 million and $9 million for the years ended December 31, 2001 and 2000. All of the outstanding repurchase agreements are collateralized by US Government agency securities or non-agency mortgage backed securities. At December 31, 2001, $900 million of such repurchase agreements are callable in 2002 and $500 million are callable in 2003.

Senior and Subordinated Bank Notes. In July 1997, the Company published an Offering Circular under Regulation D authorizing it to issue up to $3 billion of Senior and Subordinated Bank Notes (the “Notes”). Of this allowable capacity, the Company has, thus far, issued $200 million of 6.70% Senior Notes maturing July 15, 2002 and $150 million of 9.25% Subordinated Bank Notes maturing October 1, 2010. Interest expense attributed to the Notes was $24 million, $15 million and $14 million for each of the years ended December 31, 2001, 2000 and 1999, respectively.

Guaranteed Preferred Beneficial Interest in Company’s Junior Subordinated Debentures. In June 1997, GreenPoint Capital Trust I, a Delaware statutory business trust owned by the Company, issued $200 million of 9.10% Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures (“Capital Securities”). The Junior Subordinated Debentures mature on June 1, 2027. Interest expense attributable to these Capital Securities was $18 million for each of the years ended December 31, 2001, 2000 and 1999.

At December 31, 2001, the Company had outstanding $928 million in certificates of deposit in amounts of $100,000 or more, maturing as follows:

	Amount	Weighted Average Rate
	(Dollars in millions)
Maturity period:
Three months or less	$256	5.15%
Over three through six months	311	4.68
Over six through twelve months	179	3.72
Over twelve months	182	4.47
Total	$928	4.58%

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of period end balances instead of average balances results in any material differences to the information presented.

	December 31,
	2001			2000
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in millions)
Account type:
Savings and club	$1,215	11%	1.87%	$1,213	11%	2.10%
N.O.W. and checking	648	6	1.05	577	5	0.48
Variable rate savings	2,089	20	2.14	1,872	17	3.32
Money market	895	8	2.27	629	5	4.01
Total	4,847	45	1.95	4,291	38	2.69
Term certificates of deposit:
Certificates of deposit over $100,000	967	9	4.58	1,031	9	5.91
Certificates of deposit less than $100,000 with original maturities of:
6 months or less	236	2	2.35	154	1	3.44
6 to 12 months	1,075	10	3.21	1,725	16	5.93
12 to 30 months	3,068	29	4.76	3,555	32	5.81
30 to 48 months	331	3	5.10	206	2	5.43
48 to 72 months	155	2	5.50	183	2	5.60
72 to 84 months	27	—	6.04	31	—	6.22
Total term certificates of deposit	5,859	55	4.39	6,885	62	5.79
Total deposits	$10,706	100%	3.29%	$11,176	100%	4.60%

	December 31,1999
	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in millions)
Account type:
Savings and club	$1,370	12%	2.19%
N.O.W. and checking	540	5	0.99
Variable rate savings	1,981	17	3.30
Money market	460	4	3.23
Total	4,351	38	2.60
Term certificates of deposit:
Certificates of deposit over $100,000	962	8	5.43
Certificates of deposit less than $100,000 with original maturities of:
6 months or less	344	3	3.52
6 to 12 months	1,040	9	4.50
12 to 30 months	4,336	38	5.50
30 to 48 months	222	2	5.24
48 to 72 months	256	2	5.89
72 to 84 months	49	—	6.17
Total term certificates of deposit	7,209	62	5.26
Total deposits	$11,560	100%	4.26%

The following table presents, by various rate categories, the amount of certificates of deposit outstanding at the dates indicated.

	December 31,			Maturities at December 31, 2001
	2001	2000	1999	Within One year	One to Three Years	Thereafter	Total
	(Dollars in millions)
Certificates of deposit accounts:
3.99% or less	$2,183	$762	$928	$1,834	$341	$8	$2,183
4.00% to 4.99%	1,748	318	945	1,171	500	77	1,748
5.00% to 5.99%	802	1,441	4,146	729	53	20	802
6.00% to 6.99%	1,110	4,347	1,161	980	130	—	1,110
7.00% to 7.99%	16	17	28	16	—	—	16
8.00% to 8.99%	—	—	1	—	—	—	—
Total	$5,859	$6,885	$7,209	$4,730	$1,024	$105	$5,859

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

TrueWeb, Inc. TWeeb, Inc., subsequently renamed TrueWeb, Inc. (“TrueWeb”), was incorporated in December 1999. TrueWeb is a wholly-owned subsidiary of the Company and was formed to pursue Internet businesses strategic to GreenPoint. TrueWeb discontinued operating activity on June 30, 2000. In August of 2001, TrueWeb was dissolved.

As of December 31, 2001 the Bank has formed twenty subsidiaries:

Headlands Mortgage Company. Headlands was acquired in a pooling of interests transaction on March 30, 1999. Headlands is located in Novato, California. On September 30, 1999, Headlands transferred all of its assets and liabilities related to loan origination and servicing operations to its wholly-owned subsidiary GPM.

GreenPoint Mortgage Funding, Inc. GPM was acquired on April 8, 1999. On September 30, 1999, the Bank transferred all of the issued and outstanding shares of GPM to Headlands. Also, on September 30, 1999, GreenPoint Mortgage Corp. (a wholly-owned subsidiary of Headlands) merged into GPM, with GPM as the surviving entity. GPM is headquartered in Novato, California and its activities consist of the origination, sale and servicing of mortgage loans.

GreenPoint Credit, LLC. On September 30, 1999, the Bank transferred all issued and outstanding shares of GreenPoint Credit Corp., to Headlands, which then transferred these shares to GPM. GreenPoint Credit Corp. then merged into GPC, with GPC as the surviving entity. GPC’s activities currently consist of the servicing of manufactured housing loans. In Mississippi, GPC conducts activities through its wholly-owned subsidiary, GreenPoint Credit of Mississippi, LLC. On September 30, 1999, GreenPoint Credit Corp. of Mississippi was merged into GreenPoint Credit of Mississippi, LLC.

GP Asset LLC. This subsidiary was incorporated on August 17, 2000 as a special purpose entity for manufactured housing securitizations. The company is a wholly-owned subsidiary of GPC and was inactive at December 31, 2001.

GreenPoint Mortgage Securities, Inc. With the transfer of its mortgage assets and liabilities, Headlands transferred ownership of its securitization subsidiary, Headland Mortgage Securities, Inc., and its related subsidiaries Marin Conveyancing Corp. and Headlands Insurance Agency to GreenPoint Mortgage Funding, Inc. Headlands Mortgage Securities, Inc. changed its name to GreenPoint Mortgage Securities, Inc.

GreenPoint Agency, Inc. This subsidiary was incorporated on June 30, 1998 as an insurance agency. GreenPoint Agency acts as an agent in connection with the sale of forced placed property insurance and standard property and casualty insurance. In Alabama, GreenPoint Agency conducts its activities through the Bank’s wholly-owned subsidiary, GreenPoint Agency of Alabama, Inc.

GreenPoint Insurance Corp. This subsidiary was incorporated on September 10, 1998 as an insurance underwriting and reinsurance subsidiary. GreenPoint Insurance’s activities include the reinsurance of life and disability insurance risks.

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

GreenPoint Corporate Owned Life Insurance. This subsidiary was incorporated on July 25, 1996 as an insurance trust established for the purpose of purchasing corporate life insurance policies for the officers of the Company.

e4close Inc. This subsidiary was incorporated on October 21, 1999. e4close Inc. lists foreclosed properties on the Internet. All of the assets of e4close were sold on June 20, 2000 to Smart Online, Inc. In August 2001, this subsidiary was dissolved with all of its remaining assets and liabilities transferred to the Bank.

GreenPoint Securities LLC. This subsidiary was incorporated on August 25, 1999 for the purpose of establishing an entity to sell mutual funds. This subsidiary was inactive during 2001.

Other Real Estate Subsidiaries. The Bank has formed five wholly-owned subsidiary corporations, all of which are incorporated under the laws of the State of New York, for the purpose of holding and maintaining certain properties acquired by the Bank as a result of foreclosure proceedings or deeds in lieu thereof. As of December 31, 2001, four of these subsidiaries were active. The Bank attempts to limit the carrying value of property held by any one subsidiary to approximately $5 million. Accordingly, in the event the Bank acquires additional properties through foreclosure or deeds in lieu thereof, the Bank may form additional subsidiaries for the purpose of holding and maintaining such properties. The properties selected by the Bank to be held in its subsidiaries generally consist of multi-family properties with five units or more, commercial properties and one-to four-family properties which have been identified by the Bank as having attributes which may subject the Bank to liabilities beyond those normally associated with its other real estate, such as properties which are not in compliance with building codes or properties with potential environmental problems. Descriptions of the these subsidiaries are set forth below:

Neerg Corp. This subsidiary was formed in January 1990 and currently holds one property having an aggregate carrying value of $0.1 million and an aggregate appraised value of $0.2 million, as of December 31, 2001, based on the Company’s most recent appraisals.

298 15th Street Realty Corp. This subsidiary was formed in January 1993 and currently holds two properties having an aggregate carrying value of $0.2 million and an aggregate appraised value of $0.3 million as of December 31, 2001, based on the Company’s most recent appraisals.

Neerg Second Corp. This subsidiary was formed in June 1993 and currently holds no properties.

Alpha REO Corporation. This subsidiary was formed in March 1994 and currently holds no properties.

Beta REO Corp. This subsidiary was formed in June 1994 and currently holds no properties.

Personnel

At December 31, 2001, the Company had 4,498 full-time employees and 257 part-time employees. A collective bargaining unit does not represent the employees and the Company considers its relationship with its employees to be good.

Federal Taxation

Generally, the Company and its subsidiaries report income on a consolidated calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly, the Bank’s addition to its tax reserve for bad debts as discussed below. The following discussion of tax matters is intended as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries.

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

Provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank may continue to take special reserve method bad debt deductions. The deductible annual addition to the reserve may be computed using a specific formula based on the Bank’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Bank’s New York State or City taxable income (“Percentage Method”).

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

At December 31, 2001, the Bank’s total federal pre-1988 reserve was approximately $140 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

The Bank also maintains a state and local tax reserve for qualifying loans in excess of the federal reserve for which no state and local tax has been provided. The amount of the Bank’s state and city tax reserve for qualifying loans in excess of the federal reserve balance as of December 31, 2001 was approximately $422 million and $428 million, respectively. In the event the Bank were to allow “qualifying assets” to fall below 60% of total assets or otherwise fail certain definitional tests, the Bank would no longer be subject to the New York State and City reserve method of computing bad debt deductions as described above. As a result, the Bank would record a charge relating to the recapture of the then existing state and city tax reserves. Future bad debt deductions would be based on a “5-year experience” method, which is closely reflective of financial statement loan charge-off activity. Management is not contemplating any actions that would cause recapture of the qualifying reserves into taxable income.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. AMTI is calculated as federal taxable income adjusted for certain items of “tax preference.”

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

State and Local Taxation

New York State and New York City Taxation. The Company and the Bank join in the filing of a combined New York State and New York City return. For calendar year 2001, the New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 8.5% of “entire net income” allocable to New York State (b) 3% of “alternative entire net income” allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income with certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods.

A temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this district and is subject to this surcharge. For the tax year ended December 31, 2001 the surcharge rate is 17% of the state franchise tax liability. New York City does not impose surcharges applicable to the Company.

Multi State Taxation. Generally, the Company and its subsidiaries are subject to tax in a state on the basis of income generating activities occurring within that state. Generally, state taxes are imposed on allocated income, average capital or a nominal minimum tax. For the tax year ended December 31, 2001, the Company and its subsidiaries are expected to file returns in most states using the allocated income alternative.

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

General. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), GreenPoint is subject to examination and supervision by the FRB. Under the BHCA, bank holding companies generally may not acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the FRB’s prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the FRB to be closely related to banking.

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

In addition, if GreenPoint were to acquire another bank or bank holding company, it could become subject to the bank holding company regulations promulgated under New York State Banking Law (“State Banking Laws”). GreenPoint is not currently subject to the bank holding company regulations of State Banking Laws because a company such as GreenPoint that controls only one banking institution is not deemed to be a bank holding company under State Banking Laws.

However, the Bank is subject to other State Banking Laws and to extensive regulation by the Banking Department, as its chartering agency, and by the Federal Deposit Insurance Corporation (the “FDIC”), as its deposit insurer. The Bank is also subject to regulation by the FRB. GreenPoint and its subsidiaries also are affected by the fiscal and monetary policies of the federal government and the FRB, and by various other governmental requirements and regulations.

Liability for Bank Subsidiaries. Under current FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each such subsidiary bank.  This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

Similarly, any depository institution insured by the FDIC, including the Bank, can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Also, if such a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank’s depositors and certain of its other obligations.

Capital Requirements. GreenPoint is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FDIC, the Office of Thrift Supervision and the Office of the Comptroller of the Currency on the depository institutions within their respective jurisdictions. For this purpose, a depository institution’s or holding company’s assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A depository institution’s or holding company’s capital, in turn, is divided into two tiers: core (“Tier 1”) capital, which includes common equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and a limited amount of cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary (“Tier 2”) capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

GreenPoint, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2001, GreenPoint met both requirements, with Tier 1 and total capital equal to 10.10% and 11.72% of its total risk-weighted assets.

The FRB, the FDIC and the Banking Department have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements of the FRB and the FDIC, incorporating market risk, became effective January 1, 1998. Under the new market risk requirements, capital will be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The FRB also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 2001, GreenPoint’s leverage ratio was 7.23%.

The FRB may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to similar risk-based and leverage capital requirements adopted by the FDIC. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2001. The Bank has not been advised by any federal banking agency or by the Banking Department of any specific minimum leverage ratio requirement applicable to it.

Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described under “FDICIA.”

FDICIA.  FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements, based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is “well capitalized,” it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.

As of December 31, 2001, GreenPoint Bank was “well capitalized,” based on the “prompt corrective action” ratios and guidelines described above. It should be noted, however, that the Bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

Dividend Restrictions. State Banking Laws impose certain restrictions on the payment of dividends by the Bank to GreenPoint, including a provision that, without regulatory approval, the Bank cannot declare and pay dividends in any calendar year in excess of its net profits, as defined by the State Banking Laws, for that year combined with its retained net profits, as defined by the State Banking Laws, of the two preceding years, less any required transfer to surplus. At December 31, 2001, $410 million of the total stockholders’ equity of the Bank was available for payment of dividends to GreenPoint pursuant to these provisions, as long as the Bank continues to be well-capitalized pursuant to FDICIA.

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

Deposit Insurance Assessments. The deposits of the Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (“SAIF”) administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (i) the bank’s capitalization and (ii) supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each insured bank’s insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

Due to the Bank’s current risk-based assessment, as of January 1, 2001, the annual insurance premiums on bank deposits insured by the BIF (approximately 75% of the Bank’s deposits) and the SAIF (approximately 25% of the Bank’s deposits) were both zero.

The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on depository institutions with respect to BIF- and SAIF-insured deposits) to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessment rates as of January 1, 2001 were $0.02120 per $100 annually for BIF-assessable deposits and $0.02120 per $100 annually for SAIF-assessable deposits.

Depositor Preference Statute. Federal legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the “liquidation or other resolution” of the institution by any receiver.

Brokered Deposits. Under FDIC regulations, no FDIC-insured depository institution can accept brokered deposits unless it (i) is well capitalized, or (ii) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any depository institution that is not well capitalized from (a) paying an interest rate on deposits in excess of 75 basis points over certain prevailing market rates or (b) offering “pass through” deposit insurance on certain employee benefit plan accounts subject to certain exceptions.

Interstate Banking And Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”), subject to certain concentration limits and other requirements, (i) bank holding companies such as GreenPoint are permitted to acquire banks and bank holding companies located in any state; (ii) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that holding company; and (iii) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states; provided that, in the case of any such purchase or opening of individual branches, the host state has adopted legislation “opting in” to those provisions of Riegle-Neal; and provided that, in the case of a merger with a bank located in another state, the host state has not adopted legislation “opting out” of that provision of Riegle-Neal. GreenPoint could use Riegle-Neal to acquire banks in additional states.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the securities Exchange Act of 1934, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.

Financial Modernization Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. It permits bank holding companies to become financial holding companies and, by doing so, affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto. A bank holding company may become an FHC, if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become an FHC and meets all applicable requirements.

No prior regulatory approval will be required for an FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the Gramm-Leach-Bliley Act. Activities cited by the Gramm-Leach-Bliley Act as being “financial in nature” include:

•      securities underwriting, dealing and market making

•      sponsoring mutual funds and investment companies

•      insurance underwriting and agency

•      merchant banking activities

•      activities that the Board has determined to be closely relate to banking

The Gramm-Leach-Bliley Act may change the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. We cannot accurately predict the ultimate effect that this legislation, or implementing regulations, will have upon the financial condition or results of operations of the Company or any of its subsidiaries.

ITEM 2.       PROPERTIES

The Company’s executive office is located at 90 Park Avenue, New York, New York. This location contains approximately 41 thousand square feet of commercial office space, located on the 4th floor, which the Company leases. The Company also has an operating center at 1981 Marcus Avenue, Lake Success, New York. This location contains approximately 105 thousand square feet of commercial office space, which the Company leases, including 43 thousand square feet which has been subleased to others. In addition, GPM leases an operating center in Charlotte, North Carolina at 5032 Parkway Plaza Boulevard, which contains 41 thousand square feet. GPM leases 125 thousand square feet of commercial office space located in Novato, California and 131 thousand square feet of commercial office space in Larkspur, California, including 90 thousand square feet, which is unoccupied and available for sublease. The Company maintains a servicing operations center located in Columbus, Georgia. In Columbus, GPM owns the property at 2300 Brookstone Boulevard, which contains 35 thousand square feet of office space. GPM also leases and maintains servicing operations centers at 1435 N. Dutton Avenue and at 981 Airway Court in Santa Rosa, California, which have 12 and 44 thousand square feet of office space, respectively. Also in Santa Rosa, GPM leases 16 thousand square feet of warehouse space at 1160 N. Dutton Avenue. Additionally, GPC leases 112 thousand square feet of office space at 10089 Willow Creek Road, San Diego, California. This location is the headquarters for the manufactured housing operations.

The Bank operates its consumer banking activities out of 74 branches located throughout the New York metropolitan area.

GPM operates its mortgage lending activities from its Charlotte, North Carolina operating center. Hub offices are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Massachusetts, Nevada, New Jersey, Oregon, Pennsylvania, Texas, Virginia and Washington.

ITEM 3.       LEGAL PROCEEDINGS

Pending Litigation

In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions and administrative proceedings, in which monetary damages and other forms of relief are sought. Certain of such actions involve alleged violations of consumer protection laws, including claims relating to the Corporation’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions involve claims for punitive damages. Management has established what it believes to be sufficient allocated reserves to cover any final judgments rendered in any such cases. Accordingly, management believes that these actions and administrative proceedings and the losses, if any, resulting from the final outcome thereof, will not be material in the aggregate to the Corporation’s financial position, results of operations or liquidity.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company’s shareholders during the quarter ended December 31, 2001.

ITEM 4A.    EXECUTIVE OFFICERS

The following sets forth-certain information regarding the individuals who are deemed to be executive officers of the Company.

Thomas S. Johnson, 61, has been Chairman and Chief Executive Officer of the Corporation since joining the Corporation in August 1993. He was also President of the Corporation from August 1993 to October 1997. Mr. Johnson has served as President of both Chemical Bank and Manufacturers Hanover Trust Company. He is a Director of Alleghany Corporation, a company engaged in insurance and industrial products businesses, RR Donnelley & Sons, Inc., a printing company, Online Resources, a financial information services company, The Phoenix Companies, an insurance and wealth management company, and a number of not-for-profit organizations, including The Institute of International Education, The Asia Society, The Cancer Research Institute of America and WNET Channel 13, New York. Mr. Johnson is Chairman of the Board of Trustees of Trinity College and of the Board of Directors of the United States Japan Foundation. A graduate of Trinity, he also has a masters degree in business administration from Harvard University.

Bharat B. Bhatt, 58, has been a Director of the Corporation since October 1997. Mr. Bhatt joined the Corporation in June 1995 as Vice Chairman and was appointed as the Corporation’s President and Chief Operating Officer in October 1997. Mr. Bhatt served as the Chief Financial Officer of Shawmut National Corporation from 1992 to 1994, as a Senior Vice President at Mellon Bank from 1989 to 1992 and held various positions at Chemical Bank from 1971-1989. A graduate of the University of Bombay, Mr. Bhatt also attended the Management Program at the Harvard Business School. Mr. Bhatt is a member of The Institute of Chartered Accountants.

Howard C. Bluver, 45, joined GreenPoint in June 1994 and currently serves as Executive Vice President, General Counsel, and Corporate Secretary. Prior to joining the Bank, Mr. Bluver held a variety of positions at the Office of Thrift Supervision in the Treasury Department. His final assignment was as Deputy Chief Counsel for Corporate Transactions. Prior to that he worked in private law practice and at the Securities and Exchange Commission and held positions from a Staff Attorney to Branch Chief of the Division of Corporation Finance. Mr. Bluver earned a BA in Political Science from SUNY Albany and a JD from SUNY Buffalo, School of Law.

S. A. Ibrahim, 50, joined GreenPoint in March 1997 and was appointed President and Chief Executive Officer of GreenPoint Mortgage in January 2000. Prior to that he served as Chief Operating Officer of the combined mortgage business of GreenPoint Mortgage and Headlands Mortgage upon completion of the Headlands acquisition. Prior to joining the Bank, Mr. Ibrahim was in charge of International Reengineering at American Express’ Travel Related Services Company. Previously, he held various positions at Chemical Banking Corporation, including Chief Executive Officer of the Mortgage Business, Chief of Staff to the Vice Chairman in charge of Consumer Banking and Chief Credit Officer for Consumer Banking. He has also been head of the Credit Card Operations at Crocker Bank and Chief Financial Officer of the Business Services Division at Bank of America. Mr. Ibrahim holds a B. E. in Engineering from Osmania University in Hyderabad, India, and an MBA in Finance from the Wharton School at the University of Pennsylvania.

Jeffrey R. Leeds, 56, joined the Bank in September 1995 and serves as Executive Vice President and Chief Financial Officer. Prior to that, he served as Executive Vice President, Finance, and Treasurer. Before joining the Bank, Mr. Leeds held a variety of positions at Chemical Bank. His final assignment was as Head of the Asset and Liability Management staff. Prior to that he served for seven years as Chief Money Market Economist. Mr. Leeds began his career as an economist at the First National Bank of Chicago. He also spent two years as Director of New Product Development at the Chicago Board Options Exchange. Mr. Leeds earned a Bachelor’s Degree in economics from the University of Michigan and holds a Masters in Business Administration and Master of Philosophy from the Columbia University Graduate School of Business.

Mary M. Massimo, 56, joined GreenPoint in November 1999 and serves as Senior Vice President and Human Resources Director. Before joining GreenPoint, she was head of Human Resources and office operations at Rockefeller & Co., Inc., between 1994-1999. From 1988-1994, she headed Human Resources at Swiss Bank Corporation North America. Ms. Massimo has also held senior positions in Human Resources at Drexel, Burnham, Lambert, Inc., and International Paper Co. Ms. Massimo earned a BA in psychology from the College of New Rochelle, and she earned both masters and doctorate degrees in psychology from Fordham University.

Charles P. Richardson, 55, joined the Company in April 1993 and was appointed Executive Vice President and Chief Operating Officer for GreenPoint Credit in May 2001.  He formerly served as Executive Vice President and Chief Financial Officer for GPC.  Prior to that he served as the Company’s Executive Vice President, Corporate Development. Prior to joining the Company, Mr. Richardson was Executive Vice President and Chief Financial Officer for Dollar Dry Dock Bank (1985-1992) and was a banking and thrift industry consultant (1992–1993). Mr. Richardson holds a business degree in accounting from Temple University.

Ramesh Shah, 54, joined the Bank in June 1996 and serves as Executive Vice President, Consumer Banking. Prior to that, he served as Executive Vice President, Marketing and Product Development. Before joining the Bank, Mr. Shah was Senior Vice President of NatWest Bancorp. (1994 - 1996); Senior Vice President of Shearson Lehman Brothers (1991–1994) and Senior Vice President of American Express Company (1988 - 1991). Mr. Shah holds a Masters in Business Administration from Columbia University and a Bachelor of Arts degree from Bates College.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock is currently listed on the New York Stock Exchange (NYSE) under the symbol “GPT.” Trading in the Company’s stock commenced on January 28, 1994. As of March 15, 2002, 99,733,024 shares of common stock were issued and outstanding, and held by approximately 3,756 holders of record. In 2001 the Company paid a cash dividend of $0.25 per share in March, June, September and December. In 2000 the Company paid a cash dividend of $0.25 per share in March, June, September and December. In 1999 the Company paid a cash dividend of $0.22 per share in March, June, September and December.

Information relating to the high, low and quarter-end closing sales prices of the Common Stock appears on page 54 of the Company’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

The above-captioned information appears under “Five Year Selected Consolidated Data” on pages 9 and 10 in the Company’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

In addition, the Company’s ratios of average equity to average assets is 11.79%, 13.15%, and 13.31% for the years ended December 31, 2001, 2000 and 1999, respectively.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS

The above captioned information appears under “Management’s Discussion and Analysis” on pages 11 through 25 in the Company’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

The above captioned information appears under “Management’s Discussion and Analysis” on pages 16 through 20 in the Company’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The above captioned information appears on pages 26 through 31 in the Company’s 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the heading “Information with Respect to Nominees and Continuing Directors” on pages 3 through 5 in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2002, which was filed with the SEC on March 29, 2002, is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information relating to executive compensation included under the heading “Executive Compensation” on pages 10 through 16 (excluding the Stock Performance Graph on page 13) in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2002, which was filed with the SEC on March 29, 2002, is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management included under the heading “Securities Owned by Directors and Executive Officers” on page 5 in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2002, which was filed with the SEC on March 29, 2002, is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the heading “Transactions with Certain Related Persons” on page 16 in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2002, which was filed with the SEC on March 29, 2002, is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

GreenPoint Financial Corp.

List of Exhibits (filed herewith unless otherwise noted)

(a)   The following documents are filed as a part of this report:

(1)          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2001 Annual Report to Shareholders:

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to the Consolidated Financial Statements

Report of Independent Accountants

Exhibit Number
2.1	Purchase of Assets and Liability Assumption Agreement by and between Home Savings of America, FSB, and GreenPoint Bank (1)
2.2	Stock Purchase Agreement between BankAmerica Corp. and GreenPoint Bank (2)
2.3	Agreement and Plan of Merger by and among GreenPoint Financial Corp., GF Acquisition Corp. and Headlands Mortgage Company (3)
3.1	Certificate of Incorporation of GreenPoint Financial Corp. (4)
3.2	Bylaws of GreenPoint Financial Corp. (5)
3.3	Restated Organization Certificate of GreenPoint Bank (6)
3.4	Bylaws of GreenPoint Bank (16)
10.1	Employment Agreement Among GreenPoint Financial Corp., GreenPoint Bank and Bharat B. Bhatt (7)
10.2	Amended Employment Agreement Among GreenPoint Financial Corp., GreenPoint Bank and Thomas S. Johnson (8)
10.3	GreenPoint Financial Corp. Amended and Restated 1994 Stock Incentive Plan (9)
10.4	GreenPoint Financial Corp. Non-Employee Directors Stock Option Plan (10)
10.5	GreenPoint Bank Recognition and Retention Plan for Employees (11)
10.6	GreenPoint Bank Retirement Plan for Independent Directors (12)
10.7	GreenPoint Bank 1993 Directors’ Deferred Fee Stock Unit Plan (13)
10.8	GreenPoint Financial Corp. 1999 Stock Incentive Plan (14)
10.9	GreenPoint Financial Corp. 1999 Annual Incentive Plan (15)
10.10	GreenPoint Financial Corp. 2001 Stock Plan (17)
10.11	GreenPoint Financial Corp. Non-Employee Directors 2001 Stock Option Plan (18)
10.12	GreenPoint Financial Corp. Letter Agreement with Peter T. Paul (19)
10.13	Amendment Number One to the Employment Agreement among GreenPoint Financial Corp., GreenPoint Bank and Bharat B. Bhatt. (20)
10.14	Amendment Number One to the Amended Employment Agreement among GreenPoint Financial Corp., GreenPoint Bank, and Thomas S. Johnson. (21)
11.1	Statement Regarding Computation of Per Share Earnings
12.1	Statement Regarding Computation of Ratios
13.1	Annual Report to Shareholders for Fiscal Year ended December 31, 2000
21.1	Subsidiaries of the Company
23.1	Consent of Independent Accountants

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, dated June 30, 1995.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, dated March 31, 1998.
(3)	Incorporated by reference to Exhibit 2.1 to Company’s Registration Statement on Form S-4, dated February 18, 1999.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated March 31, 1995.
(5)	Incorporated by reference to Exhibit 3.2 to the 1997 10-K.
(6)	Incorporated by reference to Exhibit 3.3 to the 1994 10-K.
(7)	Incorporated by reference to Exhibit 10.1 to the 1996 10-K.
(8)	Incorporated by reference to Exhibit 10.1 to the 1994 10-K.
(9)	Incorporated by reference to Exhibit 10.3 to the 1994 10-K.
(10)	Incorporated by reference to Exhibit 10.4 to the 1994 10-K.
(11)	Incorporated by reference to Exhibit 10.7 to the 1994 10-K.
(12)	Incorporated by reference to Exhibit 10.8 to the 1994 10-K.
(13)	Incorporated by reference to Exhibit 10.9 to the 1994 10-K.
(14)	Incorporated by reference to Exhibit 10.13 to the 1999 10-K.
(15)	Incorporated by reference to Exhibit 10.14 to the 1999 10-K.
(16)	Incorporated by reference to Exhibit 3.4 to the 2000 10-K.
(17)	Incorporated by reference to Exhibit 10.10 to the 2000 10-K.
(18)	Incorporated by reference to Exhibit 10.11 to the 2000 10-K.
(19)	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, dated June 30, 2001.
(20)	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, dated September 30, 2001.
(21)	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q, dated September 30, 2001.

The Schedules have been omitted as the required information is either not applicable or has been included in the Notes to the Consolidated Financial Statements in the Company’s 2001 Annual Report to Shareholders.

Reports on Form 8-K

On October 16, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included a Pooling and Servicing Agreement, dated as of September 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee in connection with the October 2, 2001 sale of approximately $425,893,906 of GreenPoint Credit Manufactured Housing Contract Trust Pass-Through certificates, Series 2001-2 (the “Certificates”).

On October 22, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2001-1 Home Equity Loan Asset-Backed Notes, Series 2001-1. Included was the Monthly Remittance Statement to the Certificateholders dated as of August 15, 2001.

On October 26, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2001-1 Home Equity Loan Asset-Backed Notes, Series 2001-1. Included was the Monthly Remittance Statement to the Certificateholders dated as of October 15, 2001.

On October 26, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2001-1 Home Equity Loan Asset-Backed Notes, Series 2001-1. Included was the Monthly Remittance Statement to the Certificateholders dated as of September 17, 2001.

On November 8, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in connection with the offering of GreenPoint Home Equity Loan Asset-Backed Securities, Series 2001-2, Class A-1 Notes, Class A-2 Notes and Class A-3 Notes, of which GreenPoint Home Equity Loan Trust 2001-2 is the issuer.  As described in a Prospectus Supplement to the Prospectus dated as of November 7, 2001, certain “Collateral Term Sheets” within the meanings of the May 20, 1994 Kidder, Peabody No-Action Letter and the February 17, 1995 Public Securities Association No-Action Letter were furnished to certain prospective investors.

On November 19, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated December 17, 2001.

On November 19, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated September 17, 2001.

On November 19, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated August 15, 2001.

On November 19, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated October 15, 2001.

On November 19, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-1 (“Series 2001-1 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-1 Certificates dated October 15, 2001.

On November 19, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-1 (“Series 2001-1 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-1 Certificates dated August 15, 2001.

On November 19, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-1 (“Series 2001-1 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-1 Certificates dated September 17, 2001.

On November 30, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included the following information: (i) a Pooling and Servicing Agreement, dated as of March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1.

On November 30, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included the following information: (i) a Pooling and Servicing Agreement, dated as of March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1.

On December 5, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K in order to satisfy an undertaking to file copies of certain agreements executed in connection with the issuance of GreenPoint Home Equity Loan Asset-Backed Notes, Series 2001-2, on November 20, 2001 (the “Closing Date”) pursuant to the registration of an issuance of up to $1,012,326,549 in principal amount of Asset-Backed Securities on a delayed or continuous basis. Included was the (i) Underwriting Agreement, dated as of November 6, 2001 among GreenPoint Mortgage Securities Inc. (the “Registrant”), as Sponsor (the “Sponsor”), GreenPoint Mortgage Funding, Inc. and Greenwich Capital Markets, Inc., as underwriter (the “Underwriter”) (ii) Sale and Servicing Agreement, dated as of November 1, 2001, among the Sponsor, GreenPoint Mortgage Funding Inc., as Servicer, the Trust, as Issuer, and the Indenture Trustee (iii) Trust Agreement, dated as of November 1, 2001, between the Sponsor, and Wilmington Trust Company, as Owner Trustee, relating to the formation of the Trust (iv) Indenture, dated as of November 1, 2001, between the Trust and the Indenture Trustee (v) Mortgage Loan Purchase Agreement, dated as of November 1, 2001, between GreenPoint Mortgage Funding, Inc., as Seller, and the Sponsor, as Purchaser (vi) Financial Guaranty Insurance Policy relating to the Notes, dated as of November 20, 2001, and issued and delivered by MBIA Insurance Corporation (vii) Opinion of Tobin & Tobin regarding legality which was previously filed on Form S-3 with the Securities and Exchange Commission on June 8, 2001 (viii) Opinion of Dewey Ballantine LLP regarding tax matters which was previously filed on Form S-3 with the Securities and Exchange Commission on June 8, 2001 (ix) Indemnification Agreement, dated as of November 6, 2001, between the Underwriter, GreenPoint Mortgage Funding, Inc., as Seller and Servicer, and MBIA Insurance Corporation, as Insurer (x) Consent of PricewaterhouseCoopers LLP (“PWC”) regarding financial statements of MBIA Insurance Corporation and their report.

On December 7, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2001-1 Home Equity Loan Asset-Backed Notes, Series 2001-1. Included was the Monthly Remittance Statement to the Certificateholders dated as of November 15, 2001.

On December 17, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”).  Included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated November 15, 2001.

On December 17, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-1 (“Series 2001-1 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-1 Certificates dated November 15, 2001.

On December 18, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included a Pooling and Servicing Agreement (Series 2000-3), dated May 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee in connection with its securitization referred to as the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-3.

On December 18, 2001, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included a Pooling and Servicing Agreement, dated March 1, 2000, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee in connection with its securitization referred to as the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-1.

On December 28, 2001, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-1 (“Series 2001-1 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-1 Certificates dated December 17, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenPoint Financial Corp.

By:	/s/ Thomas S. Johnson
Thomas S. Johnson
Chairman of the Board and Chief Executive Officer

Dated: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date

/s/	Thomas S. Johnson	Chairman of the Board and Chief Executive Officer	March 29, 2002
Thomas S. Johnson

/s/	Bharat B. Bhatt	Member of the Board, President and Chief Operating Officer	March 29, 2002
Bharat B. Bhatt

/s/	Peter T. Paul	Director	March 29, 2002
Peter T. Paul

/s/	Dan F. Huebner	Director	March 29, 2002
Dan F. Huebner

/s/	William M. Jackson	Director	March 29, 2002
William M. Jackson

/s/	Robert M. McLane	Director	March 29, 2002
Robert M. McLane

/s/	Charles B. McQuade	Director	March 29, 2002
Charles B. McQuade

Signature		Title	Date

/s/	Alvin N. Puryear	Director	March 29, 2002
Alvin N. Puryear

/s/	Robert P. Quinn	Director	March 29, 2002
Robert P. Quinn

/s/	Edward C. Schmults	Director	March 29, 2002
Edward C. Schmults

/s/	Robert F. Vizza	Director	March 29, 2002
Robert F. Vizza

/s/	Jeffrey R. Leeds	Executive Vice President and Chief Financial Officer	March 29, 2002
Jeffrey R. Leeds

/s/	Joseph D. Perillo	Senior Vice President and Controller	March 29, 2002
Joseph D. Perillo