Form 10-Q
period 2002-03-31
GREENPOINT FINANCIAL CORP
filed 2002-05-14
CIK 911935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended

March 31, 2002

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

0-22516

Securities and Exchange Commission File Number

GreenPoint Financial Corp.

(Exact name of registrant as specified in its charter)

Delaware	06-1379001
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

90 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 834-1000	Not Applicable
(Registrant’s telephone number,	(Former name, former address and former
including area code)	fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

As of May 3, 2002 there were 100,042,590 shares of common stock outstanding.

GreenPoint Financial Corp.

FORM 10-Q

For the Quarter Ended

March 31, 2002

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2002	Dec. 31, 2001
(In millions, except share amounts)
ASSETS
Cash and due from banks	$189	$190
Money market investments:
Interest-bearing deposits in other banks	5	5
Federal funds sold and securities purchased under agreements to resell	63	162
Total cash and cash equivalents	257	357
Loans receivable held for sale	4,274	4,945
Federal Home Loan Bank of New York stock	215	233
Securities available for sale	2,991	1,542
Securities available for sale-pledged to creditors	2,064	1,677
Retained interests in securitizations	126	131
Securities held to maturity (fair value of $2 and $3, respectively)	2	3
Loans receivable held for investment (net of allowance for loan losses of $78 and $81, respectively)	9,809	9,961
Other interest-earning assets	140	139
Accrued interest receivable	101	100
Banking premises and equipment, net	150	149
Servicing assets	112	123
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	436	431
Total assets	$21,072	$20,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
N.O.W. and checking	$703	$648
Savings	1,261	1,215
Variable rate savings	2,218	2,089
Money market	989	895
Term certificates of deposit	5,656	5,859
Total deposits	10,827	10,706
Notes payable	—	1
Mortgagors’ escrow	104	81
Securities sold under agreements to repurchase	2,149	1,600
Other short term borrowings	893	960
Federal Home Loan Bank of New York advances	3,600	3,800
Senior bank notes	134	134
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Liability under recourse exposure	400	468
Other liabilities	864	430
Total liabilities	19,321	18,530
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares issued)	1	1
Additional paid-in capital	885	877
Unallocated Employee Stock Ownership Plan (ESOP) shares	(93)	(95)
Unearned stock plans shares	(1)	(1)
Retained earnings	1,248	1,148
Accumulated other comprehensive (loss) income, net	(9)	11
Treasury stock, at cost (10,141,680 shares and 10,498,829 shares, respectively)	(280)	(285)
Total stockholders’ equity	1,751	1,656
Total liabilities and stockholders’ equity	$21,072	$20,186

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended March 31,

(In millions, except per share amounts)	2002	2001
Interest income:
Mortgage loans held for investment	$194	$179
Loans held for sale	59	40
Securities	58	56
Money market investments	1	3
Other	5	7
Total interest income	317	285
Interest expense:
Deposits	79	125
Other borrowed funds	49	16
Long-term debt	10	10
Total interest expense	138	151
Net interest income	179	134
Provision for loan losses	—	—
Net interest income after provision for loan losses	179	134
Non-interest income:
Income from fees and commissions:
Loan servicing fees	5	2
Banking services fees and commissions	13	10
Fees, commissions and other income	1	1
Total income from fees and commissions	19	13
Net gain on sales of loans	90	65
Net gain on securities	3	6
Total non-interest income	112	84
Non-interest expense:
General and administrative expenses:
Salaries and benefits	49	41
Employee Stock Ownership and stock plans expense	6	4
Net expense of premises and equipment	18	18
Federal deposit insurance premiums	1	1
Other administrative expenses	27	20
Total general and administrative expenses	101	84
Other real estate owned operating income	(1)	—
Goodwill amortization	—	12
Total non-interest expense	100	96
Income from continuing operations before income taxes	191	122
Income taxes related to earnings from continuing operations	71	49
Net income from continuing operations	120	73
Discontinued operations:
Net income from operations of discontinued business	2	5
Net income	$122	$78
Basic earnings per share:
Net income from continuing operations	$1.36	$0.83
Net income from discontinued operations	0.01	0.05
Net income	$1.37	$0.88
Diluted earnings per share:
Net income from continuing operations	$1.32	$0.81
Net income from discontinued operations	0.01	0.05
Net income	$1.33	$0.86

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended March 31,

(In millions)	2002	2001

Net income	$122	$78
Other comprehensive income, before tax:
Unrealized gain (loss) on securities:
Unrealized holding (loss) gain arising during period	(32)	41
Less: reclassification adjustment for gains included in net income	(3)	(6)
Other comprehensive (loss) income, before tax	(35)	35
Income tax benefit (expense) related to items of other comprehensive income	15	(16)
Other comprehensive (loss) income, net of tax	(20)	19
Total comprehensive income, net of tax	$102	$97

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,

(In millions)	2002	2001
Common stock
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional paid-in capital
Balance at beginning of period	877	862
Reissuance of treasury stock	(2)	(8)
Amortization of ESOP shares committed to be released	7	5
Amortization of stock plans shares	—	—
Tax benefit for vested stock plans shares	3	7
Balance at end of period	885	866
Unallocated ESOP shares
Balance at beginning of period	(95)	(100)
Amortization of ESOP shares committed to be released	2	1
Balance at end of period	(93)	(99)
Unearned stock plans shares
Balance at beginning of period	(1)	(1)
Amortization of stock plans shares	—
Balance at end of period	(1)	(1)
Retained earnings
Balance at beginning of period	1,148	1,531
Net income	122	78
Dividends declared	(22)	(22)
Balance at end of period	1,248	1,587
Accumulated other comprehensive income, net
Balance at beginning of period	11	17
Net change in accumulated other comprehensive income, net	(20)	19
Balance at end of period	(9)	36
Treasury stock, at cost
Balance at beginning of period	(285)	(261)
Reissuance of treasury stock	18	21
Purchase of treasury stock	(13)	(12)
Balance at end of period	(280)	(252)
Total stockholders’ equity	$1,751	$2,138

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

(In millions)	2002	2001
Cash flows from operating activities:
Net income	$122	$78
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	—	5
Depreciation and amortization	8	28
ESOP and stock plans expense	8	6
Capitalization of servicing assets	(8)	(17)
Amortization and impairment of servicing assets	19	14
(Increase) decrease in assets associated with operating activities:
Loans receivable held for sale:
Loan originations	(6,526)	(4,404)
Proceeds from loan sales	7,270	3,607
Other	(73)	13
Retained interests in securitizations	18	(9)
Accrued interest receivable	(1)	1
Other assets	(2)	(24)
Increase (decrease) in liabilities associated with operating activities:
Liabilities under recourse exposure	(68)	(26)
Other liabilities	434	(15)
Other, net	1	(4)
Net cash provided by (used in) operating activities	1,202	(747)
Cash flows from investing activities:
Net change in:
Loans receivable held for investment	143	3
Premises and equipment	(9)	(6)
Available for sale securities:
Proceeds from maturities	51	68
Proceeds from sales	307	664
Purchase of securities	(2,763)	(1,404)
Principal repayments	538	216
Federal Home Loan Bank Stock: purchases	18	(21)
Other, net	7	6
Net cash used in investing activities	(1,708)	(474)
Cash flows from financing activities:
Net change in:
Domestic deposits	121	(133)
Mortgagors’ escrow accounts	23	21
Notes payable	(1)	—
Securities sold under agreements to repurchase	482	110
Federal Home Loan Bank advances	(200)	1,150
Cash dividends paid	(23)	(22)
Treasury stock purchased	(13)	(12)
Exercise of stock options	17	13
Retirement of long term debt	—	(4)
Net cash provided by financing activities	406	1,123
Net decrease in cash and cash equivalents	(100)	(98)
Cash and cash equivalents at beginning of period	357	311
Cash and cash equivalents at end of period	$257	$213
Non-cash activities:
Additions to other real estate owned, net	$(6)	$(4)
Unsettled trades	$(484)	$(466)
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$38	$44
Interest paid	$151	$123

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of GreenPoint Financial Corp. and Subsidiaries (“GreenPoint” or the “Company”) are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company’s interim financial condition as of the dates indicated and the results of operations for the periods presented have been included. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The results of operations for the interim periods shown are not necessarily indicative of results that may be expected for the entire year.

The Company adopted a plan to exit the manufactured housing lending business in December 2001. Current and comparative prior period consolidated statements of income present the results of continuing operations and discontinued operations separately.

The unaudited consolidated interim financial statements presented should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report to shareholders for the year ended December 31, 2001.

Accounting for Loan Sales

The Company sells loans both in the whole loan market as well as through various securitization vehicles.

When the Company has sold mortgages on a whole loan basis, in some cases it has retained the servicing rights related to the loans. In instances where the Company does not retain the servicing rights to the loans, the gain or loss on the sale is equal to the difference between the proceeds received and the book basis of the loans sold. In instances where the Company does retain the servicing rights, the gain or loss also depends in part on the fair value attributed to the servicing rights.

When GreenPoint has securitized certain mortgages, in some cases it has retained the servicing rights and one or more retained interests. In calculating the gain or loss on the sale, the Company allocates the cost basis of the loans sold between the assets sold, and the retained interests and servicing rights based on their relative fair values at the date of sale. A gain or loss is recognized as the difference between the cash proceeds from the sale and the allocated cost basis of the assets sold.

Retained Interests in Securitizations

Retained interests in securitizations include interest-only strips, subordinated certificates, transferor interests, demand notes and the recorded liabilities for limited recourse provided on mortgage loans.

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

Goodwill Amortization

Effective January 1, 2002, GreenPoint adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) which resulted in discontinuing the amortization of goodwill. Goodwill, which is attributable to the consumer banking segment, will be carried at its January 1, 2002 book value of $395 million and will be periodically tested for impairment. The Company completed its transitional impairment test in the first quarter of 2002 and did not recognize impairment, as the estimated fair value of the affected business unit exceeded its carrying value, including goodwill. Under the provisions of SFAS 142, goodwill will be tested for impairment at least annually.

Discontinued Operations

In December 2001, GreenPoint adopted a plan to discontinue the manufactured housing lending business. In accordance with the provisions of Accounting Principals Board Statement No. 30, the consolidated statements of income have been presented to reflect this business as a discontinued operation and the income and expenses of the discontinued business have been reported separately. The projected future results of the discontinued operation were initially recorded as part of the loss on disposal of the business recorded in the fourth quarter of 2001. The projection reflected management’s estimate of the future revenues and expenses of the operation. The assumptions underlying these estimates are reviewed quarterly and the impact of revisions is included in current period earnings of the discontinued operation.

2.       Discontinued Operations

The assets and liabilities from discontinued operations at March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002	December 31, 2001
(In millions)
Assets:
Loans receivable held for sale	$97	$705
Retained interests in securitizations	—	1
Loans receivable held for investment, net	35	44
Servicing assets	52	60
Other assets	246	268
Total assets	$430	$1,078
Liabilities:
Liability under recourse exposure	$399	$467
Other liabilities and allocated capital	31	611
Total liabilities and equity	$430	$1,078

During the quarter ended March 31, 2002, GreenPoint originated manufactured housing loans totaling $91 million. These loans related to commitments outstanding at December 31, 2001 and were recorded at their estimated fair value.

Net income from discontinued operations for the quarter ended March 31, 2002 was $2 million. The results included a gain on sale of loans, which were marked down to their estimated market value in the fourth quarter of 2001. The first quarter 2002 results also reflect a write down of the 2002 loan originations to reflect their estimated fair value, and a $7 million charge associated with changes to the estimates incorporated in the operating plan of the discontinued business segment.

3.       Loans Receivable

The Company’s loans receivable held for sale balances are summarized as follows:

	March 31, 2002	Dec. 31, 2001
(In millions)
Conventional first mortgage loans:
Residential one-to four-family	$3,516	$3,834
Commercial property	15	14
Second mortgage and home equity loans	609	358
Manufactured housing loans	111	705
Other	2	1
Total loans receivable held for sale	4,253	4,912
Net deferred loan origination costs and unearned discount	21	33
Loans receivable held for sale, net	$4,274	$4,945

The Company’s loans receivable held for investment balances are summarized as follows:

	March 31, 2002	Dec. 31, 2001
(In millions)
Conventional first mortgage loans:
Residential one-to four-family	$8,765	$8,898
Residential multi-family	343	356
Commercial property	569	576
Second mortgage and home equity loans	126	119
Other	57	70
Total loans receivable held for investment	9,860	10,019
Net deferred loan origination costs and unearned discount	27	23
Allowance for loan losses	(78)	(81)
Loans receivable held for investment, net	$9,809	$9,961

4.       Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale at March 31, 2002 and December 31, 2001 are summarized as follows:

	March 31, 2002
		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value
(In millions)
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$4	$—	$—	$4
Agency notes	105	—	(1)	104
Mortgage-backed securities	529	9	(3)	535
Collateralized mortgage obligations	4,079	10	(27)	4,062
Trust certificates collateralized by GNMA securities	6	—	—	6
Corporate bonds	112	—	(6)	106
Municipal bonds	69	2	—	71
Equity securities	177	1	(11)	167
Total securities available for sale	$5,081	$22	$(48)	$5,055

	December 31, 2001
		Gross Unrealized Gains	Gross Unrealized Losses
	Amortized Cost			Fair Value
(In millions)
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$6	$—	$—	$6
Agency notes	89	1	—	90
Mortgage-backed securities	550	12	(2)	560
Collateralized mortgage obligations	2,211	11	(12)	2,210
Trust certificates collateralized by GNMA securities	7	—	—	7
Corporate bonds	104	—	(2)	102
Municipal bonds	69	2	—	71
Equity securities	177	—	(4)	173
Total securities available for sale	$3,213	$26	$(20)	$3,219

5.       Recourse Arrangements, Retained Interests in Securitizations and Servicing Assets

The following describes the balances associated with recourse arrangements, the balances and activity in the corresponding retained interests, the balances and activity in servicing assets and the economic assumptions used in valuing the retained interests and servicing assets. As described in Note 2 “Discontinued Operations”, in December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. As a result of the decision to discontinue this business, manufactured housing operating activities were reported as discontinued operations in GreenPoint’s consolidated statements of income.

Recourse Arrangements

GreenPoint has established liabilities for limited recourse provided on mortgage loans and recourse provided on manufactured housing loans that have been securitized or sold. The investors and the securitization trusts have no recourse to GreenPoint’s other assets for failure of debtors to pay when due, except for the retained interests related to the mortgage securitizations and the liability under the corporate guarantee related to the manufactured housing securitizations.

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities:

	March 31, 2002
		Maximum Recourse Exposure (1)
	Principal Balance		Recorded Liability
(In millions)
Manufactured housing securitizations	$4,684	$709	$389
Manufactured housing sales	293	293	10
Mortgage securitizations (2)	1,386	140	—
Mortgage sales (3)	517	507	1

	December 31, 2001
		Maximum Recourse Exposure (1)
	Principal Balance		Recorded Liability
(In millions)
Manufactured housing securitizations	$4,966	$785	$456
Manufactured housing sales	301	301	11
Mortgage securitizations (2)	1,512	144	—
Mortgage sales (3)	625	611	1

(1)       Represents the maximum recourse exposure relating to recourse arrangements in the form of the retention of subordinated interests, the issuance of a corporate guarantee, or a demand note.

(2)       The net present value of expected cash outflows on the mortgage securitization recourse arrangements is reflected in the valuation of the mortgage retained interests.

(3)       The recourse arrangements under the mortgage sale transactions represent a risk sharing arrangement in which GreenPoint has transferred the first 2% of losses to the purchaser.

At March 31, 2002, GreenPoint has six securitizations with principal balances of $1.9 billion, which have projected letter of credit draws equal to the maximum recourse exposure for those securitizations. The remaining securitizations, totaling $2.8 billion, have maximum recourse exposure that is $293 million more than GreenPoint’s projected letter of credit draws. This loss exposure will occur only if actual letter of credit draws exceed GreenPoint’s projections. GreenPoint records a liability based on the net present value of the projected letter of credit draws. At March 31, 2002, the projected draws exceed the recorded liability by $29 million, representing future interest expense.

In addition to the recourse arrangements described in the table above, at March 31, 2002 and December 31, 2001, GreenPoint has provided limited recourse in the form of representations and warranties on mortgage loans with remaining principal balances of $11.7 billion and $10.9 billion, respectively. GreenPoint has established liabilities related to representations and warranties for mortgage loans of $21 million and $19 million, at March 31, 2002 and December 31, 2001, respectively.

The following presents quantitative information about delinquencies on loans sold with recourse:

	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2002	Dec. 31, 2001

(In millions)	Manufactured Housing		Mortgage
Principal balance of loans	$4,977	$5,267	$1,903	$2,137
Principal balance of loans 90 days or more past due (1)	160	254	78	72

(1)       Manufactured housing past due loans include repossessed inventory.

Balances and Changes in Retained Interests

The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the Quarter Ended March 31,

(In millions)	2002	2001
Liability for Recourse Exposure
Balance at beginning of period	$467	$131
Letter of credit draws and other charges	(71)	(26)
Change in valuation of retained interests	3	—
Balance at end of period	$399	$105

The assets recognized as retained interests in securitizations include interest-only strips, transferor interests and subordinated certificates. The activity in retained interests in securitizations is summarized as follows:

	At and for the Quarter Ended March 31,

	2002	2001	2002	2001
	Manufactured Housing
(In millions)			Mortgage
Retained Interests in Securitizations
Balance at beginning of period	$1	$46	$130	$113
Additions from securitizations	—	13	6	2
Interest and other income	2	2	5	5
Cash received	(3)	(5)	(13)	(8)
Change in unrealized gain (loss)	—	4	(2)	6
Balance at end of period	$—	$60	$126	$118

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests. GreenPoint also reviews the adequacy of the value of the recorded liability on a quarterly basis, based on management’s best estimate of future cash flows associated with the corporate guarantee.

Valuation Assumptions

There were no new securitizations recorded during the quarter. The key economic assumptions used in estimating the fair value of the entire portfolio of retained interests at March 31, 2002 and December 31, 2001 were as follows:

	Estimate of Fair Value at
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2002	2001	2002	2001
	Manufactured Housing
			Mortgage
Weighted average life (in years)	3.7	3.6	1.1	1.1
Weighted average prepayment rate (1)	13.7%	13.4%	50.8%	49.1%
Weighted average default rate	7.8%	8.3%	N/A	N/A
Loss severity rate	85.0%	85.0%	N/A	N/A
Weighted average loss rate	6.7%	7.0%	1.2%	1.2%
Asset cash flows discounted at	—	14.0%	12.3%	12.4%
Liability cash flows discounted at	6.6%	6.6%	—	—

(1)  Excludes weighted average default rate

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

The activity in servicing assets is summarized as follows:

	At and for the Quarter Ended March 31,

	2002	2001	2002	2001
	Manufactured Housing
(In millions)			Mortgage
Servicing Assets
Balance at beginning of period	$127	$142	$86	$60
Additions	3	5	12	12
Sales	—	—	(7)	—
Amortization	(7)	(6)	(8)	(5)
Balance at end of period	123	141	83	67
Reserve for impairment of servicing assets
Balance at beginning of period	(67)	—	(23)	(5)
Additions	(4)	—	—	(3)
Balance at end of period	(71)	—	(23)	(8)
Servicing assets, net	$52	$141	$60	$59

At March 31, 2002, the estimated fair values of manufactured housing and mortgage servicing assets were $52 million and $62 million, respectively.

At December 31, 2001, the estimated fair values of manufactured housing and mortgage servicing assets were $60 million and $66 million, respectively.

The significant assumptions used in estimating the fair value of the servicing assets at March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002		Dec. 31, 2001		March 31, 2002		Dec. 31, 2001
	Manufactured Housing				Mortgage
Weighted average prepayment rate	14.1	%(1)	13.5	%(1)	25.8	%(2)	31.4	%(2)
Weighted average life (in years)	3.8		3.7		3.8		3.1
Weighted average default rate	6.0%		6.0%		N/A		N/A
Cash flows discounted at	14.0%		14.0%		10.2%		10.0%

(1)  Excludes weighted average default rate.

(2)  Includes weighted average default rate.

6.              Derivative Financial Instruments

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $1.1 billion and $1.1 billion at March 31, 2002 and December 31, 2001, respectively. The forward delivery commitments designated as fair value accounting hedges associated with mortgage loans had notional values of $701 million and $802 million at March 31, 2002 and December 31, 2001, respectively. The notional amounts of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments were $436 million and $249 million at March 31, 2002 and December 31, 2001, respectively. The amount of hedge ineffectiveness during the three months ended March 31, 2002 and 2001 was a loss of $0.6 million and a gain of $0.3 million, respectively, and is included in gain on sale of loans.

The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

The risks inherent in derivatives are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the fair values of the contracts due to movements in the underlying interest rates. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. To reduce credit risk, management may deem it necessary to obtain collateral.

7.              Stock Incentive Plan

For the quarter ended March 31, 2002, the Company granted options to purchase 1,301,800 shares of the Company’s common stock to certain officers, at an exercise price of $43.35. These awards vest over three years on the anniversary dates of the awards.

8.              Adoption of SFAS #142 – Goodwill Amortization

The following table reflects our results adjusted as though we had adopted SFAS 142 on January 1, 2001:

	Quarter Ended March 31,

(In millions, except per share amounts)	2002	2001
Net income from continuing operations as reported	$120	$73
Goodwill amortization	—	12
Tax effect at effective tax rate	—	(5)
Net income from continuing operations as adjusted	$120	$80
Basic earnings per share:
Net income from continuing operations as reported	$1.36	$0.83
Net income from continuing operations as adjusted	$1.36	$0.91
Diluted earnings per share:
Net income from continuing operations as reported	$1.32	$0.81
Net income from continuing operations as adjusted	$1.32	$0.89

9.              Business Segments

The Company consists of three domestic business segments offering unique products and services. The Mortgage Banking segment specializes in Alt A and NoDoc mortgage loan products which are primarily obtained from the Company’s network of registered mortgage brokers. The Consumer Banking segment consists of 74 full service banking offices offering a variety of financial services to the Greater New York City area. The balance sheet management segment includes earnings from the held for investment mortgage portfolios and other corporate investment activities.

The segment disclosure also combines the balance sheet management segment and the consumer banking segment into a subtotal. The subtotal, defined as the total banking franchise, represents the results of the Company’s traditional banking operations as distinguished from its mortgage banking operations.

The accounting policies of the segments are the same as described in Note 1 “Summary of Significant Accounting Policies.” The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment. Credit losses are charged to asset management in an amount equal to net charge-offs. The expenses relating to administrative units of the Company such as executive, finance and audit are not allocated to individual operating segments.

	Quarter Ended March 31, 2002
							Consolidated Continuing Operations
	Balance Sheet Management	Consumer Banking	Sub-total Banking	Mortgage Banking	Segments Total
(In millions)						Other
Net interest income	$82	$57	$139	$40	$179	$—	$179
Income from fees and commissions	2	13	15	(1)	14	—	14
Loan servicing fees	—	—	—	5	5	—	5
Net gain on sale of loans	—	—	—	102	102	(12)	90
Segment income (loss) before taxes	86	44	130	92	222	(31)	191
Non-cash items:
Depreciation	—	2	2	4	6	1	7
ESOP and stock plans expense	—	1	1	4	5	1	6
Total Assets	$15,651	$479	$16,130	$4,494	$20,624	$448	$21,072

	Quarter Ended March 31, 2001
							Consolidated Continuing Operations
	Balance Sheet Management	Consumer Banking	Sub-total Banking	Mortgage Banking	Segments Total
(In millions)						Other
Net interest income	$66	$53	$119	$15	$134	$—	$134
Income from fees and commissions	1	11	12	(1)	11	—	11
Loan servicing fees	—	—	—	3	3	(1)	2
Net gain on sale of loans	—	—	—	72	72	(7)	65
Segment income (loss) before taxes	72	29	101	47	148	(26)	122
Non-cash items:
Depreciation	—	2	2	4	6	1	7
Goodwill amortization	—	12	12	—	12	—	12
ESOP and stock plans expense	—	1	1	2	3	1	4
Total Assets	$12,658	$519	$13,177	$2,878	$16,055	$1,257	$17,312

(1)  Balance sheet management largely consists of the mortgage portfolio, MBS and investment securities.

(2)       Consumer Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $10.8 billion and $11.0 billion for the quarters ended March 31, 2002 and 2001, respectively.

(3)       The other column includes the assets of the discontinued business segment.

(4)       Other includes intercompany eliminations and unallocated administrative expenses.

10.    Stock Repurchase Program

In February 2001, the Company’s Board of Directors authorized a new share repurchase program of up to 5%, or approximately five million, of its outstanding shares. The repurchase will be at the Company’s discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

As of March 31, 2002, the Company repurchased 2,009,200 shares under this program, at a cost of approximately $72 million. The repurchased shares are being held in treasury.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	Quarter Ended
	March 31, 2002		Dec. 31, 2001		Sept. 30, 2001		June 30, 2001		March 31, 2001
(Dollars in millions, except per share data)
Performance Ratios – Continuing Operations (Annualized):
Return on average assets	2.39%		2.28%		2.31%		2.43%		1.82%
Return on average equity	27.50		20.68		20.19		20.05		14.17
Net interest margin	4.03		4.03		3.97		3.84		3.94
Net interest spread during period	3.88		3.73		3.68		3.52		3.59
Operating expense to average assets	1.99		2.22		2.08		2.02		2.09
Total non-interest expense to operating revenue	23.3		27.5		24.3		22.8		25.8
Efficiency ratio (1)	34.5		38.0		34.3		32.3		38.7
Average interest-earning assets to average interest-bearing liabilities	1.05	x	1.09	x	1.07	x	1.08	x	1.08	x

Per Share Data:
Basic earnings per share – continuing operations	$1.36		$1.30		$1.26		$1.21		$0.83
Diluted earnings per share – continuing operations	1.32		1.28		1.23		1.18		0.81
Book value per common share	19.15		18.39		25.11		24.11		23.56
Tangible book value per common share	14.82		14.00		16.33		15.09		14.25
Dividends per share	0.25		0.25		0.25		0.25		0.25
Shares used in calculations (in thousands):
Average (2)	91,346		90,292		91,892		91,212		90,475
Period-end (3)	91,372		90,108		91,755		91,426		90,755
Total	100,119		99,762		101,031		101,063		100,583

Asset Quality Ratios – continuing operations:
Non-performing loans to mortgage loans held for investment	1.99%		2.04%		1.90%		2.11%		2.26%
Non-performing assets to total assets	0.98		1.06		0.97		1.02		1.12
Allowance for loan losses to non-performing loans	38.1		36.8		48.4		48.2		49.2
Allowance for loan losses to mortgage loans held for investment	0.76		0.75		0.92		1.02		1.11
Net loan charge-off experience to average total loans	0.02		0.03		0.04		0.04		0.11
Ratio of allowance for loan losses to net charge-offs	43.2		16.0		25.7		27.1		10.3

Capital Data:
Tier I Capital (to risk weighted assets)	11.42%		10.10%		9.79%		9.43%		9.24%
Total Risk Based Capital (to risk weighted assets)	13.09		11.72		11.36		11.02		10.91
Tier I Capital to average assets	7.82		7.23		8.80		9.20		9.59
Tangible equity to tangible managed assets	5.40		5.06		5.60		5.27		5.17
Tangible equity to managed receivables	7.17		6.17		6.72		6.46		6.45
Purchase of treasury stock	13		44		15		—		12

Other Data:
Mortgage loan originations	$6,434		$8,428		$6,792		$6,848		$4,217
Total managed assets (4)	25,642		25,133		26,890		26,614		25,197
Total managed receivables (5)	19,024		20,256		21,720		21,042		19,496
Earnings to combined fixed charges: (5)
Excluding interest on deposits	16.52		16.41		15.64		14.46		10.10
Including interest on deposits	3.09		2.79		2.52		2.34		1.89
Full-service consumer bank offices	74		74		74		74		74

(1)       The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income and non-interest income.

(2)       Used in the calculation of fully diluted earnings per share.

(3)       Used in the calculation of common book value and tangible common book value ratios.

(4)       Managed assets are the sum of total assets and off-balance sheet managed receivables.

(5)       Managed receivables are the sum of on-balance sheet loans and off-balance sheet managed receivables.

(6)       For purposes of computing the ratio of earnings to combined fixed charges, earnings represent net income plus applicable income taxes and fixed charges of a consolidated subsidiary. Fixed charges represent interest expense on long-term debt and one-third (the portion deemed to be representative of the interest factor) of rents.

1.       GENERAL

GreenPoint Financial Corp. (the “Company” or “GreenPoint”) a leading national specialty housing finance company with more than $25 billion in mortgage originations in 2001, has two principal businesses. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, is a leading national lender in non-conforming residential mortgages, specializing in “Alternative A” (“Alt A”) mortgage loans. GreenPoint Bank (the “Bank”), a New York State chartered savings bank, is the third largest thrift depository in the Greater New York area with $11 billion in deposits in 74 branches serving more than 400,000 households.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are based on management’s current expectations. These forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to earnings growth; revenue growth; origination volume in the Company’s mortgage business; non-interest income levels, including fees from product sales; credit performance on loans made by the Company; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions, divestitures and terminating business segments, including related integration and restructuring activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels and gain on sale results in the Company’s mortgage business; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect required loan loss reserve levels and the Company’s periodic valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which can adversely affect the ability of the Company to sell or securitize loan originations on a timely basis or at prices which are acceptable to the Company; actions by rating agencies and the affects of these actions on the Company’s businesses, operations and funding requirements; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services; and the risk factors or other uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors section included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

2.       OPERATING RESULTS – CONTINUING OPERATIONS

Overview of first quarter 2002 financial results:

•                                            Net income from continuing operations was $1.32 per diluted share, or $120 million, an increase of 64% over the first quarter of 2001. The results reflect strength in the Company’s specialty mortgage and consumer banking business. The mortgage banking business continued to grow its share of the mortgage market, partially offsetting the effects of the waning refinance boom, and the consumer banking business continued to achieve growth in core account balances and fee income.

•                                            Total mortgage loan originations for the first quarter of 2002 were $6.4 billion, an increase of 53% over the $4.2 billion originated during the first quarter of 2001.

•                                            Mortgage sales and securitizations totaled $5.6 billion resulting in realized gains of $90 million, compared with sales and securitizations of $2.9 billion and a gain of $65 million in the comparative quarter a year ago.

•                                            Net interest income from continuing operations totaled $179 million, an increase of 34% over the $134 million in the first quarter of 2001. The net interest margin remained strong at 4.03%, increasing from 3.94% in the first quarter of 2001.

•                                            Asset quality in the mortgage portfolio remained strong. Non-performing loans were 1.99% of mortgage loans held for investment, compared with 2.26% at the end of the first quarter a year ago.

•                                            GreenPoint continues to maintain a strong capital position with a leverage ratio of 7.82%, a Tier 1 risk-based ratio of 11.42% and a total risk-based capital ratio of 13.09% at March 31, 2002.

•                                            The net income from discontinued operations was $0.01 per share, or $2 million.

•                                            Including the results of the discontinued operations, net income for the first quarter of 2002 was $122 million or $1.33 per diluted share, an increase of 56% over the $78 million or $0.86 per diluted share in the year ago quarter.

Business Segment Results:

•                                            The Mortgage Banking business earned $92 million before taxes, up from $47 million in the first quarter of 2001. The improvement was driven by loan sales and securitization revenues of $102 million, versus $72 in the previous quarter a year ago. The increase resulted from higher volumes of loans sold and securitized, reflecting strong originations arising from a continued favorable interest rate environment and increased market share penetration. Net interest income of $40 million versus $15 million in the previous quarter a year ago, benefited from higher average loans held for sale commensurate with greater origination volume.

•                                            The Consumer Banking business, which includes spreads earned on average deposits of $10.8 billion and consumer banking fees, had income of $44 million before taxes as compared with $29 million in the first quarter of 2001. The growth reflects higher core deposit balances, wider spreads earned on those balances, and higher fee income which grew 18%, compared with the first quarter 2001. The increase over the year ago period was also due to the discontinuance of goodwill amortization due to the accounting rule change that took effect January 1, 2002.

•                                            The Balance Sheet Management segment derives earnings from the spread between yields on loans and marketable securities, and funding costs, which are comprised of deposit balances at their match-funded transfer-priced rates and wholesale funds. Net income before taxes was $86 million, compared with $72 million in the first quarter of 2001. The increase was attributable to higher average earning assets, both in the loan and securities portfolios.

•                                            When combined, the Consumer Banking and Balance Sheet Management segments present a complete picture of the Company’s traditional banking business. It portrays a depository institution which includes deposit gathering, associated fee income, and the investment of those deposits, and additional market borrowings. The total banking business earned $130 million before taxes, compared with $101 million in prior comparative period. As such, it provided more than half of pretax income before unallocated corporate expenses and eliminations, with the mortgage banking segment providing the remainder.

Supplemental Performance Measurements - Cash Earnings

Cash earnings is a non-GAAP measurement that is defined as net income from continuing operations less non-cash charges related to goodwill and the Employee Stock Ownership Plan (“ESOP”). The non-cash expenses, unlike other expenses incurred by the Company, do not reduce GreenPoint’s tangible capital thereby enabling the Company to increase shareholder value through the growth of earning assets, increases in cash dividends and additional repurchases of the Company’s stock.

	Quarter Ended
	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
(In millions)
Net income from continuing operations	$120	$115	$113	$108	$73
Add back:
Goodwill amortization	—	11	11	11	12
Employee Stock Ownership and stock plans expense	6	5	5	5	4
Cash earnings from continuing operations	$126	$131	$129	$124	$89

Cash earnings per share (1)	$1.38	$1.45	$1.41	$1.36	$0.98

Performance Ratios (Annualized)
Cash earnings return on average assets	2.50%	2.59%	2.65%	2.79%	2.22%
Cash earnings return on average equity	28.87	23.49	23.16	23.02	17.22
Cash earnings return on tangible equity	37.66	37.13	37.15	38.35	29.97

(1)       Based on the weighted average shares used to calculate diluted earnings per share.

Net Interest Income

Net interest income  – continuing operations, on a fully taxable-equivalent basis increased by $47 million, or 35%, to $183 million for the quarter ended March 31, 2002 from $136 in the comparable period in 2001. Net interest income benefited from an increase in average earning assets, which included an increase in mortgage loans held for investment, loans held for sale and investment securities. The net interest margin increased to 4.03% from 3.94% in the year ago period.

Average earning assets increased by $4.4 billion, or 32% to $18.1 billion in the quarter from $13.7 billion a year ago. The increase reflected growth in loans held for sale and higher mortgage loans held for investment due to higher origination volume, and higher investment securities. The yield on interest-earning assets and rates paid on interest-bearing liabilities declined in both the quarterly and year-to-date comparison due to declining market interest rates.

Average Consolidated Balance Sheet, Interest and Rates

The following table sets forth certain information relating to the continuing operations of the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the quarter ended March 31, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Quarter Ended
	March 31, 2002				March 31, 2001
(Taxable-equivalent interest and rates, in millions) (1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$10,179		$194	7.64%	$8,198		$179	8.71%
Other loans (2)	20		—	8.48	24		—	8.75
Loans held for sale	3,554		59	6.77	1,946		40	8.47
Money market investments (3)	32		1	1.61	190		3	5.78
Securities (4)	4,033		58	5.71	3,139		56	7.08
Other interest-earning assets	282		9	13.01	244		9	15.70
Total interest-earning assets	18,100		321	7.11	13,741		287	8.39
Non-interest earning assets (5)	1,087				1,283
Total assets	$19,187				$15,024

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Savings	$1,244		5	1.47	$1,209		6	2.02
Demand deposits and N.O.W.	678		1	0.47	571		1	0.47
Money market and variable rate savings	3,094		15	1.99	2,541		21	3.46
Term certificates of deposit	5,728		58	4.11	6,747		96	5.77
Mortgagors’ escrow	84		—	1.78	96		1	3.26
Other borrowed funds	5,946		49	3.30	1,091		16	5.71
Senior bank notes	134		2	6.73	134		2	7.04
Subordinated bank notes	150		3	9.36	150		3	9.36
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200		5	9.16	200		5	9.16
Total interest-bearing liabilities	17,258		138	3.23	12,739		151	4.80
Other liabilities (6)	177				217
Total liabilities	17,435				12,956
Stockholders’ equity	1,752				2,068
Total liabilities and stockholders’ equity	$19,187				$15,024
Net interest income/interest rate spread (7)			$183	3.88%			$136	3.59%
Net interest-earning assets/net interest margin (8)	$842			4.03%	$1,002			3.94%
Ratio of interest-earning assets to interest-earning liabilities	1.05	x			1.08	x

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

	Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001 Increase/(Decrease)

	Due to
	Average Volume	Average Rate	Net Change
(In millions)
Mortgage loans held for investment (1)	$39	$(24)	$15
Other loans (1)	—	—	—
Loans held for sale	27	(8)	19
Money market investments (2)	(3)	1	(2)
Securities	14	(12)	2
Other interest-earning assets	1	(1)	—
Total interest earned on assets	78	(44)	34
Savings	(1)	—	(1)
Demand deposits and N.O.W.	—	—	—
Money market and variable rate savings	3	(9)	(6)
Term certificates of deposit	(13)	(25)	(38)
Mortgagors’ escrow	—	(1)	(1)
Other borrowed funds	43	(10)	33
Senior bank notes	—	—	—
Subordinated bank notes	—	—	—
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	—	—	—
Total interest paid on liabilities	32	(45)	(13)
Net change in net interest income	$46	$1	$47

(1)       In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

(2)       Includes interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

Provision for loan losses

The provision for loan losses was approximately $0.4 million for both the first quarter of 2002 and 2001. Charge-offs for each of the quarters ended March 31, 2002 and 2001 on the residential mortgage portfolio were essentially unchanged. The provision equaled net charge-offs for both periods.

Non-Interest Income

The following table summarizes the components of non-interest income:

	Quarter Ended March 31,

(In millions)	2002	2001
Income from fees and commissions:
Loan servicing fees	$5	$2
Banking services fees and commissions	13	10
Fees, commissions and other income	1	1
Total income from fees and commissions	19	13
Net gain on sales of mortgage loans	90	65
Net gain on securities	3	6
Total non-interest income	$112	$84

Non-interest income was $112 million for the quarter, an increase of $28 million or 33% from $84 in the year ago quarter. The increase versus the year ago period is primarily due to the $25 million increase in gain on sales of mortgage loans as result of higher origination volumes. The gain on sale of loans is described in further detail in the following paragraphs.

Income from fees and commissions was $19 million versus $13 million in the year ago quarter, which is partially offset by a decline of $3 million in the gain on sale of securities. The increase included a $3 million increase in banking fees due to an increase in the number of checking accounts. The $3 million increase in loan servicing fees reflects the impact of a $3 million servicing asset impairment recorded in the first quarter of 2001.

Gain on sale of loans:

The following table summarizes loans sold and average margins earned:

	Quarter Ended March 31,

(In millions)	2002	2001
Whole loan — Mortgage:
Sales	$5,454	$2,836
Gain on sale	$86	$62
Average margin	1.58%	2.18%
Average margin by product type:
Specialty products (1)	2.98%	2.85%
Home equity / Seconds	1.70%	2.75%
Agency / Jumbo	0.70%	0.37%
Securitizations — Mortgage:
Sales	$163	$79
Gain on sale (2)	$4	$3
Average margin	2.32%	3.42%

(1)  Specialty products includes: Alt A, No Doc and A minus programs.

(2)  Includes draws from prior period securitizations.

Gain on sale of mortgage loans increased for the quarter, principally due to a higher volume of loans sold. The decline in average sale margin from 2.18% to 1.58% reflects a change in the mix of loans sold as a higher percentage of loans originated and sold represented agency and jumbo mortgage loans which traditionally generate a lower margin than specialty products. The margin earned on specialty products continued very strong at 2.98%, compared with 2.85% a year ago. The margin earned on agency/jumbo sales also increased from 0.37% to 0.70%. The Company did not securitize home equity lines of credit during the first quarters of 2002 or 2001.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	Quarter Ended March 31,

(In millions)	2002	2001
Salaries and benefits	$49	$41
Employee Stock Ownership and stock plans expense	6	4
Net expense of premises and equipment	18	18
Advertising	3	2
Federal deposit insurance premiums	1	1
Other administrative expenses	24	18
Total general and administrative expenses	101	84
Other real estate owned operating income, net	(1)	—
Goodwill amortization	—	12
Total non-interest expense	$100	$96

Excluding goodwill amortization expense in the first quarter of 2001, total non-interest expense increased $16 to $100 million in the first quarter of 2002. Salaries and benefits increased $8 million principally due to additional staff and incentive commissions related to the higher mortgage volume. Employee stock ownership and stock plans expense increased $2 million due to a higher average stock price versus the same period a year ago. The increase of $6 million in other administrative costs was primarily associated with increased mortgage loan processing costs. The Company’s efficiency ratio, which relates operating expenses to revenues, improved to 34.5% for the quarter, compared with 38.7% in the year ago quarter.

Income Tax Expense

Total income tax expense increased $22 million, or 45%, to $71 million for the first quarter of 2002 versus the comparable period a year ago. The rise in the current quarter, compared to 2001, is due to higher pre-tax income partially offset by a decline in the effective tax rate from 39.85% in the first quarter of 2001 to 36.9% in the first quarter of 2002.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	Quarter Ended March 31,

(In millions)	2002	2001
Mortgage:
Total applications received	$12,036	$10,399
Loans originated:
Specialty products	$2,191	$2,239
Home equity / Seconds	618	424
Agency / Jumbo	3,625	1,554
Total loans originated	$6,434	$4,217
Commitments to originate loans (end of period)	$5,931	$5,640
Loans held for sale (end of period)	$4,175	$2,643

Total loan originations during the quarter for the mortgage business were $6.4 billion, up from $4.2 billion during the first quarter of 2001. Specialty product originations were essentially unchanged at $2.2 billion while Agency / Jumbo originations increased from $1.6 billion to $3.6 billion reflecting declining interest rates and increased market share.

Non-Performing Assets:

Non-performing assets consist of non-accruing loans and other real estate owned. For the three months ended March 31, 2002, non-performing assets decreased by 3%. The ratio of non-performing loans to loans held for investment fell to 1.99% at March 31, 2002 from 2.04% at December 31, 2001 while the ratio of non-performing assets to total assets fell to 0.98% at March 31, 2002 from 1.06% at December 31, 2001. GreenPoint attempts to convert these assets to interest-earning assets as quickly as possible, while minimizing potential losses on conversion.

Non-performing assets, net of related specific reserves, were as follows:

	Mar. 31, 2002	Dec. 31, 2001
(In millions)
Mortgage loans secured by:
Residential one-to four-family	$144	$177
Residential multi-family	6	8
Commercial property	46	14
Other loans	—	4
Total non-performing loans (1)	196	203
Total other real estate owned, net	10	10
Total non-performing assets	$206	$213

(1)       Includes $6 million and $7 million of non-accrual mortgage loans under 90 days past due at March 31, 2002 and December 31, 2001, respectively.

Loan Servicing Portfolio

The following table summarizes the dollar amount of loans serviced for GreenPoint and for others:

	March 31, 2002	Dec. 31, 2001
(In millions)
Mortgage:
Serviced for GreenPoint (1)	$13,448	$13,978
Serviced for others (third parties)	11,070	11,796
Total loan servicing portfolio	$24,518	$25,774

(1)  Includes loans held for sale and loans held for investment at end of period.

Allowance for Possible Loan Losses:

The following is a summary of the provision and allowance for possible loan losses:

	Quarter Ended March 31,

(In millions)	2002	2001
Balance at beginning of period	$81	$113
Provision charged to income:
Continuing	—	—
Discontinued	—	5
Charge-offs:
Mortgage	—	—
Manufactured housing	—	(6)
Manufactured housing — transfer to loans receivable held for sale	(3)	—
Recoveries:
Mortgage	—	—
Manufactured housing	—	1
Balance at end of period	$78	$113

Net mortgage loan charge-offs were approximately $0.4 million for the quarter ended March 31, 2002, unchanged versus the comparable period a year ago.

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of March 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal banking regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. As of March 31, 2002, the Bank was well capitalized based on the prompt corrective action guidelines.

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

The Company’s Total Capital and Tier 1 Capital (to risk weighted assets) improved from 11.72% and 10.10%, respectively, at December 31, 2001 to 13.09% and 11.42%, respectively at March 31, 2002. The improvement in the ratios is attributable to the growth in tangible capital resulting from earnings. The Company’s ratio of period-end stockholders’ equity to ending total assets at March 31, 2002 was 8.31% compared to 8.20% at December 31, 2001.

In October of 2001 the FDIC approved a final rule revising the regulatory capital treatment of recourse, direct credit substitutes, and residual interests in securitizations. The final rule is effective for transactions settled on or after January 1, 2002, with a one-year transition rule for transactions settled before that date. For transactions settled before January 1, 2002, banks can delay adoption of any provision until December 31, 2002 if adoption would result in an increased capital charge. The adoption of the new rule will not have a significant impact on GreenPoint’s risk-based capital ratios when fully implemented as of December 31, 2002.

			Required for Capital Adequacy Purposes
	Actual
(In millions)	Amount	Ratio	Amount	Ratio
As of March 31, 2002
Total Capital (to Risk Weighted Assets):
Company	$1,776	13.09%	$1,085	8.00%
Bank	1,765	13.01	1,085	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,549	11.42%	$543	4.00%
Bank	1,538	11.34	543	4.00
Tier 1 Capital (to Average Assets):
Company	$1,549	7.82%	$792	4.00%
Bank	1,538	7.78	790	4.00

As of December 31, 2001
Total Capital (to Risk Weighted Assets):
Company	$1,669	11.72%	$1,139	8.00%
Bank	1,656	11.63	1,139	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,438	10.10%	$570	4.00%
Bank	1,426	10.01	570	4.00
Tier 1 Capital (to Average Assets):
Company	$1,438	7.23%	$796	4.00%
Bank	1,426	7.17	795	4.00

Consolidated Statement of Financial Condition

Total assets increased to $21.1 billion at March 31, 2002 from $20.2 billion at December 31, 2001. The growth in the balance sheet reflects growth in securities available for sale of $1.8 billion offset mainly by the sale of manufactured housing loans with a principal balance of $843 million. The sale proceeds of the manufactured housing loans were reinvested in securities available for sale. Additionally, on-going management of the securities portfolio resulted in growth in the portfolio, taking advantage of the current interest rate environment. The balance sheet growth was primarily funded from growth in core deposits and market borrowings as securities sold under agreements to repurchase increased $549 million.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 3 - Quantitative and Qualitative Disclosure

about Market Risk

Market Risk Management

Overview:

The Company’s market risk exposure is limited solely to interest rate risk. Interest rate risk is defined as the sensitivity of the Company’s current and future earnings to changes in the level of market interest rates. It arises in the ordinary course of the Company’s business, as the repricing characteristics of its assets do not match those of its liabilities. The resulting interest rate risk is managed by adjustments to the Company’s investment portfolios and the maturities of market borrowings as well as various deposit pricing and derivative strategies.

Market Risk Management Process:

Management responsibility for interest rate risk resides with the Asset and Liability Management Committee (“ALCO”). The committee is chaired by the Chief Financial Officer and includes the Treasurer, the Head of Risk Management and the Company’s senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off-balance sheet instruments, and identify acceptable counterparties to securities and off-balance sheet transactions.

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

Interest Rate Risk Position:

The Company’s income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. One measure of interest rate sensitivity is provided by the accompanying net gap analysis, which organizes assets and liabilities according to the time period in which they reprice or mature. For many of the Company’s assets and liabilities, the maturity or repricing date is not determinable with certainty. For example, the Company’s mortgage loans and its mortgage-backed securities can be prepaid before contractual amortization and/or maturity. Also, repricing of the Company’s non-time deposits is subject to management’s evaluation of the existing interest rate environment, current funding and liquidity needs, and other factors influencing the market competition for such deposits. The amounts in the accompanying table reflect management’s judgment of the most likely repricing schedule; actual results could vary from those detailed herein.

The difference between assets and liabilities repricing in a given period is one approximate measure of interest rate sensitivity. More assets than liabilities repricing in a period (a positive gap) implies earnings will rise as interest rates rise, and decline as interest rates decline. More liabilities than assets repricing (a negative gap) implies declining income as rates rise and rising income as rates fall.

These repricing relationships do not consider the impact that rate movements might have on other components of the Bank’s risk profile; for example, an increase in interest rates, while implying that earnings will rise in a positive gap period, might also result in higher credit or default risk due to a higher probability of borrowers being unable to pay the contractual payments on loans. Likewise, a decrease in rates might result in an increase in the risk that funds received from loan and securities prepayments are reinvested at lower rates and/or spreads. The management of these risks is discussed more fully in the section covering earnings at risk.

The following table presents the Company’s interest rate sensitivity gap position as of March 31, 2002:

Interest Rate Sensitivity Gap Analysis	At March 31, 2002
		More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 9 Years	More Than 9 Years
(Dollars in millions)	Within One Year
						Total
Total loans, net	$7,984	$3,241	$1,981	$684	$193	$14,083
Money market investments	68	—	—	—	—	68
Securities	1,248	913	668	970	1,473	5,272
Other interest-earning assets	240	18	2	1	5	266
Total interest-earning assets	9,540	4,172	2,651	1,655	1,671	19,689
Cash and due from banks	189	—	—	—	—	189
Servicing assets	19	30	21	24	18	112
Other non-interest earning assets	725	75	75	151	56	1,082
Total assets	$10,473	$4,277	$2,747	$1,830	$1,745	$21,072

Term certificates of deposit	$4,056	$1,441	$146	$13	$—	$5,656
Core deposits	723	818	600	823	2,311	5,275
Total deposits	4,779	2,259	746	836	2,311	10,931
Securities sold under agreements to repurchase and other short term borrowings	2,342	600	100	—	—	3,042
Federal Home Loan Bank advances	2,350	850	400	—	—	3,600
Senior bank notes	134	—	—	—	—	134
Subordinated bank debt	—	—	—	150	—	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	—	—	—	200	—	200
Total interest-bearing liabilities	9,605	3,709	1,246	1,186	2,311	18,057
Other liabilities	1,264	—	—	—	—	1,264
Stockholders’ equity	—	—	—	—	1,751	1,751
Total liabilities and stockholders’ equity	$10,869	$3,709	$1,246	$1,186	$4,062	$21,072
Off balance sheet financial instruments	$—	$—	$—	$—	$—	$—
Interest rate sensitivity gap	$(396)	$568	$1,501	$644	$(2,317)
Cumulative interest rate sensitivity gap	$(396)	$172	$1,673	$2,317	—
Cumulative interest rate sensitivity gap as a percentage of total assets at March 31, 2002	(1.9)%	0.8%	7.9%	11.0%	—

As of March 31, 2002, the cumulative volume of liabilities maturing or repricing within one year exceeded assets by $396 million, or 1.9% of total assets.

Derivative Financial Instruments:

Interest rate derivatives, such as interest rate swaps and eurodollar futures, are periodically employed in the Company’s interest rate gap management. The notional amount of these instruments are not included in the company’s balance sheet. There were no outstanding derivative financial instruments hedging the Company’s interest rate gap position at March 31, 2002.

The Company does currently utilize derivative instruments to manage its exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held for sale.

Prior to the closing of the loan, the Company generally extends an interest rate lock commitment to the borrower. The Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate lock commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments.) These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates. At March 31, 2002, the Company had mandatory forward delivery commitments outstanding amounting to $1.1 billion.

Earnings at Risk Sensitivity Analysis:

The static gap analysis is an incomplete representation of interest rate risk for several reasons. It fails to account for potential changes in prepayment speeds on the Company’s mortgage loans and mortgage backed securities portfolios related to changes in market interest rates. In addition the static gap analysis does not capture the behavior of deposit balances which may vary with changes in the general level of interest rates and management’s pricing strategies. Finally, the gap analysis does not provide a clear presentation of the risks to income arising from options embedded in the Company’s balance sheet. Accordingly, ALCO makes extensive use of an earnings simulation model in the formulation of its market risk management strategy.

The earnings simulation model gives effect to management assumptions concerning the repricing of assets, liabilities and derivative financial instruments, as well as business volumes, under a variety of hypothetical interest rate scenarios. These hypothetical scenarios incorporate parallel shifts in interest rates of plus or minus 100, 200 and 300 basis points. In addition deterministic non-parallel flattening and steepening scenarios are also incorporated into the interest rate risk management process.

The most crucial management assumptions concern prepayments on the Company’s mortgage loan portfolio and the pricing of consumer deposits in various interest rate environments. As interest rates decline, mortgage prepayments tend to increase, reducing loan portfolio growth and lowering the portfolio’s average yield. Rates on non-maturity deposits rise and fall with the general level of interest rates, but tend to move less than proportionately. Rates offered on consumer certificates of deposit tend to move in close concert with market rates, though history suggests that they increase less rapidly when market rates rise. Extensive historical analysis shows that the Company’s deposit volumes are relatively insensitive to interest rate movements within the range encompassed in the parallel shift scenarios.

Based on this model, at March 31, 2002, the Company’s potential net interest income at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months, was a decline of approximately 1.1% in net income over the next twelve months. Conversely, a gradual 300 basis point increase in interest rates over the next twelve months would result in a projected increase in net interest income of 0.3% over what would be earned if rates remained constant. GreenPoint does not have significant exposure to risk on instruments held for trading purposes.

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

The fair value of the mortgage company’s servicing assets and retained interests from securitizations are directly affected by the level of prepayments associated with the underlying loans. As interest rates decline the value of these assets will decline. Conversely as interest rates rise, the value of these assets will increase.

Credit Risk Management

The Company originates mortgage and manufactured housing loans for its own portfolio and for disposition in the secondary markets in the form of whole loan sales and securitizations. In general, whole loan sales transfer the credit risk to the purchasers. In contrast, for loans placed in the portfolio, or for loans securitized, the Company retains all or much of the credit risk. As of December 31, 2001, the Company discontinued the origination of manufactured housing loans. However, it continues to service its manufactured housing loan portfolio, including its securitized loan pools.

GreenPoint Mortgage maintains underwriting policies, procedures and approval authorities appropriate to its business. The chief credit executive reports directly to the chief executive of the business, outside of the production organization. With respect to loans originated for whole loan sale to the secondary markets, where credit risk is transferred, underwriting criteria are established to meet the investor requirements. An executive-level Risk Management Division determines the criteria required for loans which will be transferred to GreenPoint’s portfolio or sold through securitizations.

Oversight of the appraiser approval and appraisal review process is provided independent of the production organization. Appraisers are required to meet strict standards for approval by GreenPoint, and their performance is monitored on a regular basis. With oversight by Risk Management, a comprehensive quality control process is in place to ensure that loans being originated meet the Company’s underwriting standards, and that required operating procedures are followed. Loans are selected monthly on a pre and post funding basis for review by quality control analysts and staff appraisers.

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

Risk Management reviews monthly the delinquency and loss trends in all of the mortgage and manufactured housing loans serviced by the Company, whether or not it retains credit exposure. These reviews are intended to identify significant changes in credit quality which may indicate changes to the Company’s exposures or to the efficacy of its underwriting of loans sold to other investors. Such changes could prompt adjustments to the Company’s underwriting criteria or servicing procedures.

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

The Company uses various collection strategies and works to maintain contact with the borrowers in order to obtain repayment. Collection activities for GreenPoint Mortgage are centralized in a servicing unit in Columbus, Georgia. GreenPoint Credit’s collection activities are decentralized among its regional offices in order to repossess and liquidate collateral more effectively, thereby minimizing the loss severity. In 2000, a centralized collection center was opened in California to target early stage delinquencies more effectively, thereby allowing the regional offices to focus on serious delinquencies.

The Company has set forth a policy for establishment and review of the adequacy of the allowance for loan losses in order to provide for estimated costs related to the problem loans. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company’s lending areas. The Company has also established a reserve to cover losses associated with repurchases of sold loans due to representation and warranty violations. This reserve was sized using historical loss data associated with loan sales and additional reserves are set aside as the volume of sold loans increases.

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

(b)     Reports on Form 8-K

On January 3, 2002, GreenPoint Financial Corp. filed a current report on Form 8-K in connection with exit of the manufactured housing lending business, although the company announced that its manufactured housing finance subsidiary will honor existing commitments to fund approved loans and will also honor existing servicing contracts.

On January 4, 2002, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included the following information: (i) a Pooling and Servicing Agreement, dated as of March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1.

On January 4, 2002, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included the following information: (i) a Pooling and Servicing Agreement, dated as of March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1.

On January 4, 2002, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included the following information: (i) a Pooling and Servicing Agreement, dated as of March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1.

On January 4, 2002, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included the following information: (i) a Pooling and Servicing Agreement (2001-2), dated as of September 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-2.

On January 8, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2001-1 Home Equity Loan Asset-Backed Notes, Series 2001-1. Included was the Monthly Remittance Statement to the Certificateholders dated as of December 17, 2001.

On February 11, 2002, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included the following information: (i) a Pooling and Servicing Agreement, dated as of March 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-1.

On February 11, 2002, GreenPoint Credit, LLC, the manufactured housing finance subsidiary of GreenPoint Bank, filed a current report on Form 8-K that included the following information: (i) a Pooling and Servicing Agreement (2001-2), dated as of September 1, 2001, between GreenPoint Credit, LLC, as Contract Seller and Servicer and Bank One, National Association, as Trustee and First Union National Bank as Co-Trustee (ii) the Monthly Report for the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2001-2.

On March 1, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2001-1 Home Equity Loan Asset-Backed Certificates, Series 2001-1. Included was the Monthly Payment Date Statement distributed to the holders of Series 2001-1 Certificates dated February 15, 2002.

On March 1, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K providing for the issuance of the GreenPoint Home Equity Loan Trust 2001-1 Home Equity Loan Asset-Backed Certificates, Series 2001-1. Included was the Monthly Payment Date Statement distributed to the holders of Series 2001-1 Certificates dated January 15, 2002.

On March 1, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated January 15, 2002.

On March 1, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated February 15, 2002.

On March 8, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-2 (“Series 2001-2 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-2 Certificates dated January 15, 2002.

On March 8, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-2 (“Series 2001-2 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-2 Certificates dated December 17, 2001.

On March 8, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-2 (“Series 2001-2 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-2 Certificates dated February 15, 2002.

On March 20, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-1 (“Series 2001-1 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-1 Certificates dated March 15, 2002.

On March 20, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2000-2, Class A-1, Class A-2 and Class A-3 Home Equity Loan Asset-Backed Notes (the “Series 2000-3 Notes”). Included was the Monthly Payment Date Statement distributed to holders of Series 2000-3 Notes dated March 15, 2002.

On March 22, 2002, GreenPoint Mortgage Securities Inc., a subsidiary of Headlands Mortgage Company, a wholly owned subsidiary of GreenPoint Bank, filed a current report on Form 8-K for the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Certificates, Series 2001-2 (“Series 2001-2 Certificates”). Included was the Monthly Payment Date Statement distributed to holders of Series 2001-2 Certificates dated March 15, 2002.

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

Dated May 10, 2002