Form 10-Q
period 2002-06-30
GREENPOINT FINANCIAL CORP
filed 2002-08-09
CIK 911935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended

June 30, 2002

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

0-22516

Securities and Exchange Commission File Number

GreenPoint Financial Corp.

(Exact name of registrant as specified in its charter)

Delaware	06-1379001
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

90 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 834-1000	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

As of August 2, 2002 there were 99,267,310 shares of common stock outstanding.

GreenPoint Financial Corp.

FORM 10-Q

For the Quarter Ended

June 30, 2002

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In millions, except share amounts)	June 30, 2002	Dec. 31, 2001
ASSETS
Cash and due from banks	$228	$190
Money market investments:
Interest-bearing deposits in other banks	4	5
Federal funds sold and securities purchased under agreements to resell	13	162
Total cash and cash equivalents	245	357
Securities:
Securities available for sale	1,821	1,542
Securities available for sale-pledged to creditors	2,240	1,677
Retained interests in securitizations	106	131
Federal Home Loan Bank of New York stock	220	233
Securities held to maturity (fair value of $2 and $3, respectively)	2	3
Total securities	4,389	3,586
Loans receivable held for sale	4,368	4,945
Loans receivable held for investment (net of allowance for loan losses of $78 and $81, respectively)	9,784	9,961
Other interest-earning assets	144	139
Banking premises and equipment, net	152	149
Servicing assets	112	123
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	514	531
Total assets	$20,103	$20,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
N.O.W. and checking	$1,373	$648
Savings	1,291	1,215
Variable rate savings	2,245	2,089
Money market	933	895
Total core deposits	5,842	4,847
Term certificates of deposit	5,213	5,859
Total deposits	11,055	10,706
Borrowings:
Securities sold under agreements to repurchase	2,200	1,600
Other short term borrowings	280	961
Federal Home Loan Bank of New York advances	3,450	3,800
Senior bank notes	134	134
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Total borrowings	6,414	6,845
Mortgagors’ escrow	75	81
Liability under recourse exposure	344	468
Other liabilities	362	430
Total liabilities	18,250	18,530
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares issued)	1	1
Additional paid-in capital	897	877
Unallocated Employee Stock Ownership Plan (ESOP) shares	(92)	(95)
Unearned stock plans shares	(1)	(1)
Retained earnings	1,349	1,148
Accumulated other comprehensive income, net	31	11
Treasury stock, at cost (10,859,343 shares and 10,498,829 shares, respectively)	(332)	(285)
Total stockholders’ equity	1,853	1,656
Total liabilities and stockholders’ equity	$20,103	$20,186

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2002	2001	2002	2001
Interest income:
Mortgage loans held for investment	$187	$186	$381	$365
Loans held for sale	67	53	126	93
Securities	69	62	127	118
Other	6	8	12	18
Total interest income	329	309	646	594
Interest expense:
Deposits	73	118	152	243
Other borrowed funds	54	35	103	50
Long-term debt	11	10	21	21
Total interest expense	138	163	276	314
Net interest income	191	146	370	280
Provision for loan losses	(1)	(1)	(1)	(1)
Net interest income after provision for loan losses	190	145	369	279
Non-interest income:
Income from fees and commissions:
Loan servicing fees	6	4	11	6
Banking services fees and commissions	15	11	28	21
Fees, commissions and other income	2	1	3	2
Total income from fees and commissions	23	16	42	29
Net gain on sales of loans	86	109	176	174
Change in valuation of retained interests	(7)	—	(7)	—
Net gain on securities	4	6	7	12
Total non-interest income	106	131	218	215
Non-interest expense:
General and administrative expenses:
Salaries and benefits	48	43	97	84
Employee Stock Ownership and stock plans expense	7	5	13	9
Net expense of premises and equipment	17	18	35	36
Federal deposit insurance premiums	—	—	1	1
Other administrative expenses	30	25	57	45
Total general and administrative expenses	102	91	203	175
Other real estate owned operating income	—	(1)	(1)	(1)
Goodwill amortization	—	11	—	23
Total non-interest expense	102	101	202	197
Income from continuing operations before income taxes	194	175	385	297
Income taxes related to earnings from continuing operations	71	67	142	116
Net income from continuing operations	123	108	243	181
Discontinued operations:
Net income (loss) from operations of discontinued business	—	(22)	2	(17)
Net income	$123	$86	$245	$164

Basic earnings per share:
Net income from continuing operations	$1.39	$1.21	$2.74	$2.04
Net income (loss) from discontinued operations	—	(0.24)	0.02	(0.19)
Net income	$1.39	$0.97	$2.76	$1.85
Diluted earnings per share:
Net income from continuing operations	$1.35	$1.18	$2.67	$1.99
Net income (loss) from discontinued operations	—	(0.23)	0.02	(0.18)
Net income	$1.35	$0.95	$2.69	$1.81
Dividends declared per share	$0.25	$0.25	$0.50	$0.50

(See accompanying notes to the unaudited consolidated financial statements.)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Net income	$123	$86	$245	$164
Other comprehensive income, before tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	74	(22)	42	19
Less: reclassification adjustment for gains included in net income	(4)	(6)	(7)	(12)
Other comprehensive income, before tax	70	(28)	35	7
Income tax expense related to items of other comprehensive income	(30)	14	(15)	(3)
Other comprehensive income, net of tax	40	(14)	20	4
Total comprehensive income, net of tax	$163	$72	$265	$168

(See accompanying notes to the unaudited consolidated financial statements.)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30,
(In millions)	2002	2001
Common stock
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional paid-in capital
Balance at beginning of period	877	862
Reissuance of treasury stock	(2)	(13)
Amortization of ESOP shares committed to be released	12	9
Amortization of stock plans shares	1	—
Tax benefit for vested stock plans shares	9	10
Balance at end of period	897	868
Unallocated ESOP shares
Balance at beginning of period	(95)	(100)
Amortization of ESOP shares committed to be released	3	3
Balance at end of period	(92)	(97)
Unearned stock plans shares
Balance at beginning of period	(1)	(2)
Amortization of stock plans shares	—	1
Balance at end of period	(1)	(1)
Retained earnings
Balance at beginning of period	1,148	1,532
Net income	245	164
Dividends declared	(44)	(46)
Balance at end of period	1,349	1,650
Accumulated other comprehensive income, net
Balance at beginning of period	11	17
Net change in accumulated other comprehensive income, net	20	4
Balance at end of period	31	21
Treasury stock, at cost
Balance at beginning of period	(285)	(260)
Reissuance of treasury stock	38	34
Purchase of treasury stock	(85)	(12)
Balance at end of period	(332)	(238)
Total stockholders’ equity	$1,853	$2,204

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)	2002	2001
Cash flows from operating activities:
Net income	$245	$164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1	10
Depreciation and amortization	16	56
ESOP and stock plans expense	16	12
Capitalization of servicing assets	(22)	(34)
Amortization and impairment of servicing assets	33	28
(Increase) decrease in assets associated with operating activities:
Loans receivable held for sale:
Loan originations	(13,578)	(11,480)
Proceeds from loan sales	14,116	9,409
Other	39	16
Retained interests in securitizations	19	(24)
Trading related assets	—	(30)
Accrued interest receivable	5	(9)
Other assets	1	(26)
Increase (decrease) in liabilities associated with operating activities:
Trading related liabilities	—	30
Liabilities under recourse exposure	(124)	(44)
Other liabilities	(68)	56
Other, net	(5)	(13)
Net cash provided by (used in) operating activities	694	(1,879)
Cash flows from investing activities:
Net change in:
Loans receivable held for investment	164	(744)
Premises and equipment	(20)	(17)
Available for sale securities:
Proceeds from maturities	76	570
Proceeds from sales	1,189	1,475
Purchase of securities	(3,003)	(3,375)
Principal repayments	940	789
Federal Home Loan Bank Stock: sales (purchases)	13	(74)
Other, net	15	14
Net cash used in investing activities	(626)	(1,362)
Cash flows from financing activities:
Net change in:
Domestic deposits	349	(292)
Mortgagors’ escrow accounts	(6)	2
Notes payable	—	(1)
Securities sold under agreements to repurchase	(81)	2,190
Federal Home Loan Bank advances	(350)	1,249
Cash dividends paid	(44)	(46)
Treasury stock purchased	(85)	(12)
Exercise of stock options	37	21
Retirement of long term debt	—	(4)
Net cash (used in) provided by financing activities	(180)	3,107
Net decrease in cash and cash equivalents	(112)	(134)
Cash and cash equivalents at beginning of period	357	311
Cash and cash equivalents at end of period	$245	$177
Non-cash activities:
Additions to other real estate owned, net	$(11)	$(8)
Unsettled trades	$—	$(122)
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$112	$60
Interest paid	$294	$224

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                    Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of GreenPoint Financial Corp. and Subsidiaries (“GreenPoint” or the “Company”) are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company’s interim financial condition as of the dates indicated and the results of operations for the periods presented have been included. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The results of operations for the interim periods shown are not necessarily indicative of results that may be expected for the entire year.

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

Accounting for Loan Sales

The Company sells loans both in the whole loan market and through various securitization vehicles.

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

Goodwill Amortization

Effective January 1, 2002, GreenPoint adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) which resulted in discontinuing the amortization of goodwill. Goodwill, which is attributable to the consumer banking segment, will be carried at its January 1, 2002 book value of $395 million and will be tested, at least annually, for impairment. The Company completed its transitional impairment test in the first quarter of 2002 and did not recognize impairment, as the estimated fair value of the affected business unit exceeded its carrying value, including goodwill.

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

2.                    Loans Receivable

The Company’s loans receivable held for sale balances are summarized as follows:

(In millions)	June 30, 2002	Dec. 31, 2001
Conventional first mortgage loans:
Residential one-to four-family	$3,235	$3,834
Commercial property	11	14
Second mortgage and home equity loans	968	358
Manufactured housing loans	114	705
Other	1	1
Total loans receivable held for sale	4,329	4,912
Net deferred loan origination costs and unearned discount	39	33
Loans receivable held for sale, net	$4,368	$4,945

The Company’s loans receivable held for investment balances are summarized as follows:

(In millions)	June 30, 2002	Dec. 31, 2001
Conventional first mortgage loans:
Residential one-to four-family	$8,748	$8,898
Residential multi-family	339	356
Commercial property	555	576
Second mortgage and home equity loans	135	119
Other	57	70
Total loans receivable held for investment	9,834	10,019
Net deferred loan origination costs and unearned discount	28	23
Allowance for loan losses	(78)	(81)
Loans receivable held for investment, net	$9,784	$9,961

3.                    Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale at June 30, 2002 and December 31, 2001 are summarized as follows:

	June 30, 2002
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$4	$—	$—	$4
Agency notes	80	—	(1)	79
Mortgage-backed securities	492	15	—	507
Collateralized mortgage obligations	3,077	36	—	3,113
Trust certificates collateralized by GNMA securities	5	—	—	5
Corporate bonds	112	—	(3)	109
Municipal bonds	69	4	—	73
Equity securities	177	—	(6)	171
Total securities available for sale	$4,016	$55	$(10)	$4,061

	December 31, 2001
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$6	$—	$—	$6
Agency notes	89	1	—	90
Mortgage-backed securities	550	12	(2)	560
Collateralized mortgage obligations	2,211	11	(12)	2,210
Trust certificates collateralized by GNMA securities	7	—	—	7
Corporate bonds	104	—	(2)	102
Municipal bonds	69	2	—	71
Equity securities	177	—	(4)	173
Total securities available for sale	$3,213	$26	$(20)	$3,219

4.                    Recourse Arrangements, Retained Interests in Securitizations and Servicing Assets

The following describes the balances associated with recourse arrangements, the balances and activity in the corresponding retained interests, the balances and activity in servicing assets and the economic assumptions used in valuing the retained interests and servicing assets. As described in Note 1, in December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. As a result of the decision to discontinue this business, manufactured housing operating activities were reported as discontinued operations in GreenPoint’s consolidated statements of income.

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

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities:

	June 30, 2002
(In millions)	Principal Balance	Maximum Recourse Exposure (1)	Recorded Liability
Manufactured housing securitizations	$4,500	$649	$335
Manufactured housing sales	285	285	8
Mortgage securitizations (2)	1,176	119	—
Mortgage sales (3)	446	437	1

	December 31, 2001
(In millions)	Principal Balance	Maximum Recourse Exposure (1)	Recorded Liability
Manufactured housing securitizations	$4,966	$785	$456
Manufactured housing sales	301	301	11
Mortgage securitizations (2)	1,512	144	—
Mortgage sales (3)	625	611	1

(1)             Represents the maximum recourse exposure relating to recourse arrangements in the form of the retention of subordinated interests, the issuance of a corporate guarantee, or a demand note

(2)             The net present value of expected cash outflows on the mortgage securitization recourse arrangements is reflected in the valuation of the mortgage retained interests.

(3)             The recourse arrangements under the mortgage sale transactions represent a risk sharing arrangement in which GreenPoint has transferred the first 2% of losses to the purchaser.

At June 30, 2002, GreenPoint has five manufactured housing securitizations with principal balances of $1.6 billion, which have projected letter of credit draws equal to the maximum recourse exposure for those securitizations. The remaining manufactured housing securitizations, totaling $2.9 billion, have maximum recourse exposure that is $293 million more than GreenPoint’s projected letter of credit draws. This loss exposure will occur only if actual letter of credit draws exceed GreenPoint’s projections. GreenPoint records a liability based on the net present value of the projected letter of credit draws. At June 30, 2002, the projected draws exceed the recorded liability by $21 million, representing future interest expense.

In addition to the recourse arrangements described in the table above, at June 30, 2002 and December 31, 2001, GreenPoint has provided limited recourse in the form of representations and warranties on mortgage loans with remaining principal balances of $11.8 billion and $10.9 billion, respectively. GreenPoint has established liabilities related to representations and warranties for mortgage loans of $21 million and $19 million, at June 30, 2002 and December 31, 2001, respectively.

The following presents quantitative information about delinquencies on loans sold with recourse:

	June 30, 2002	Dec. 31, 2001	June 30, 2002	Dec. 31, 2001
(In millions)	Manufactured Housing		Mortgage
Principal balance of loans	$4,785	$5,267	$1,622	$2,137
Principal balance of loans 90 days or more past due (1)	140	254	75	72

(1)    Manufactured housing past due loans include repossessed inventory.

Balances and Changes in Retained Interests

The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the Quarter Ended June 30,		At and for the Six Months Ended June 30,
(In millions)	2002	2001	2002	2001
Liability for Recourse Exposure
Balance at beginning of period	$399	$105	$467	$131
Letter of credit draws and other charges	(52)	(48)	(123)	(74)
Change in valuation of retained interests	(4)	30	(1)	30
Balance at end of period	$343	$87	$343	$87

The assets recognized as retained interests in securitizations include interest-only strips, transferor interests and subordinated certificates. The activity in retained interests in securitizations is summarized as follows:

	At and for the Quarter Ended June 30,				At and for the Six Months Ended June 30,
	2002	2001	2002	2001	2002	2001	2002	2001
	Manufactured Housing		Mortgage		Manufactured Housing		Mortgage
(In millions)
Retained Interests in Securitizations
Balance at beginning of period	$—	$60	$126	$118	$1	$46	$130	$113
Additions from securitizations	—	—	1	13	—	13	7	15
Interest and other income	—	2	6	7	2	4	11	12
Cash received	—	(5)	(16)	(5)	(3)	(10)	(29)	(13)
Change in valuation	—	(2)	(7)	—	—	(2)	(7)	—
Change in unrealized gain	—	—	(4)	2	—	4	(6)	8
Balance at end of period	$—	$55	$106	$135	$—	$55	$106	$135

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests. GreenPoint also reviews the adequacy of the value of the recorded liability on a quarterly basis, based on management’s best estimate of future cash flows associated with the corporate guarantee. During the quarter ended June 30, 2002, GreenPoint recorded a $7 million charge to adjust its mortgage retained interests to fair value. The charge consists of $1 million for changes in assumptions regarding future prepayment rates, with the remainder representing higher expected loss rates.

Valuation Assumptions

There were no new securitizations recorded during the quarter ended June 30, 2002. The key economic assumptions used in estimating the fair value of the entire portfolio of retained interests at June 30, 2002 and December 31, 2001 were as follows:

	Estimate of Fair Value at
	June 30, 2002	Dec. 31, 2001	June 30, 2002	Dec. 31, 2001
	Manufactured Housing		Mortgage
Weighted average life (in years)	3.4	3.6	1.0	1.1
Weighted average prepayment rate (1)	14.1%	13.4%	52.5%	49.1%
Weighted average default rate	7.6%	8.3%	N/A	N/A
Loss severity rate	85.0%	85.0%	N/A	N/A
Weighted average loss rate	6.4%	7.0%	2.6%	1.2%
Asset cash flows discounted at	—	14.0%	11.9%	12.4%
Liability cash flows discounted at	6.6%	6.6%	—	—

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

The activity in servicing assets is summarized as follows:

	At and for the Quarter Ended June 30,				At and for the Six Months Ended June 30,
	2002	2001	2002	2001	2002	2001	2002	2001
(In millions)	Manufactured Housing		Mortgage		Manufactured Housing		Mortgage
Servicing Assets
Balance at beginning of period	$123	$141	$83	$67	$127	$142	$86	$60
Additions	—	—	15	19	3	5	27	31
Sales	—	—	(1)	(2)	—	—	(8)	(2)
Amortization	(8)	(7)	(7)	(6)	(15)	(13)	(15)	(11)
Balance at end of period	115	134	90	78	115	134	90	78
Reserve for impairment of servicing assets
Balance at beginning of period	(71)	—	(23)	(8)	(67)	—	(23)	(5)
Recoveries (additions)	1	—	—	(1)	(3)	—	—	(4)
Balance at end of period	(70)	—	(23)	(9)	(70)	—	(23)	(9)
Servicing assets, net	$45	$134	$67	$69	$45	$134	$67	$69

At June 30, 2002, the estimated fair values of manufactured housing and mortgage servicing assets were $45 million and $71 million, respectively.

At December 31, 2001, the estimated fair values of manufactured housing and mortgage servicing assets were $60 million and $66 million, respectively.

The significant assumptions used in estimating the fair value of the servicing assets at June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002		Dec. 31, 2001		June 30, 2002		Dec. 31, 2001
	Manufactued Housing				Mortgage
Weighted average prepayment rate	13.6	%(1)	13.5	%(1)	26.8	%(2)	31.4	%(2)
Weighted average life (in years)	3.7		3.7		3.6		3.1
Weighted average default rate	5.8%		6.0%		N/A		N/A
Cash flows discounted at	14.0%		14.0%		10.1%		10.0%

(1)    Excludes weighted average default rate.

(2)     Includes weighted average default rate.

5.                    Derivative Financial Instruments

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie Mae and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $1.5 billion and $1.1 billion at June 30, 2002 and December 31, 2001, respectively. The forward delivery commitments designated as fair value accounting hedges associated with mortgage loans had notional values of $714 million and $802 million at June 30, 2002 and December 31, 2001, respectively. The notional amounts of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments were $839 million and $249 million at June 30, 2002 and December 31, 2001, respectively. The amount of hedge ineffectiveness for the six months ended June 30, 2002 and 2001 was a gain of $2.5 million and $0.3 million, respectively, and is included in gain on sale of loans.

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

6.                    Stock Incentive Plan

For the six months ended June 30, 2002, the Company granted options to purchase 1,339,300 shares of the Company’s common stock to certain officers, at an exercise price of $43.54. These awards vest over three years on the anniversary dates of the awards.

7.                    Adoption of SFAS 142 - Goodwill Amortization

The following table reflects our results adjusted as though we had adopted SFAS 142 on January 1, 2001:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2002	2001	2002	2001
Net income from continuing operations as reported	$123	$108	$243	$181
Goodwill amortization	—	11	—	23
Tax effect at effective tax rate	—	(4)	—	(9)
Net income from continuing operations as adjusted	$123	$115	$243	$195
Basic earnings per share:
Net income from continuing operations as reported	$1.39	$1.21	$2.74	$2.04
Net income from continuing operations as adjusted	$1.39	$1.29	$2.74	$2.20
Diluted earnings per share:
Net income from continuing operations as reported	$1.35	$1.18	$2.67	$1.99
Net income from continuing operations as adjusted	$1.35	$1.26	$2.67	$2.15

8.                    Discontinued Operations

The assets and liabilities from discontinued operations at June 30, 2002 and December 31, 2001 were as follows:

(In millions)	June 30, 2002	Dec. 31, 2001
Assets:
Loans receivable held for sale	$100	$705
Retained interests in securitizations	—	1
Loans receivable held for investment, net	34	44
Servicing assets, net	45	60
Other assets	229	268
Total assets	$408	$1,078
Liabilities:
Liability under recourse exposure	$343	$467
Other liabilities and allocated capital	65	611
Total liabilities and equity	$408	$1,078

During the quarter and six months ended June 30, 2002, GreenPoint originated manufactured housing loans totaling $12 million and $103 million, respectively. These loans related to commitments outstanding at December 31, 2001 and were recorded at their estimated fair value.

Net income from discontinued operations for the quarter and six months ended June 30, 2002 was $0.2 million and $1.7 million, respectively. The results included a gain on sale of loans, which were marked down to their estimated market value in the fourth quarter of 2001. The second quarter and six months ended June 30, 2002 results also reflect a write down of the 2002 loan originations to reflect their estimated fair value, and a $8 million charge associated with changes to the initial recorded estimates of the future results incorporated in the operating plan of the discontinued business segment.

9.                    Business Segments

The Company consists of three domestic business segments offering unique products and services. The Mortgage Banking segment specializes in Alt A and NoDoc mortgage loan products which are primarily obtained from the Company’s network of registered mortgage brokers. The Consumer Banking segment consists of 74 full service banking offices offering a variety of financial services to the Greater New York City area. The Balance Sheet Management segment includes earnings from the held for investment mortgage portfolios and other corporate investment and funding activities.

The segment disclosure also combines the Balance Sheet Management segment and the Consumer Banking segment into a subtotal. The subtotal, defined as the total banking franchise, represents the results of the Company’s traditional banking operations as distinguished from its mortgage banking operations.

The accounting policies of the segments are the same as described in Note 1 “Summary of Significant Accounting Policies.” The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment. Provision for loan losses are charged to the Balance Sheet Management segment in an amount equal to net charge-offs. The expenses relating to administrative units of the Company such as executive, finance and audit are not allocated to individual operating segments.

	Quarter Ended June 30, 2002
(In millions)	Balance Sheet Management	Consumer Banking	Sub-total Banking	Mortgage Banking	Segments Total	Other	Consolidated Continuing Operations
Net interest income	$85	$61	$146	$45	$191	$—	$191
Income from fees and commissions	1	15	16	1	17	—	17
Loan servicing fees	—	—	—	6	6	—	6
Net gain on sale of loans	—	—	—	100	100	(14)	86
Segment income (loss) before taxes	90	45	135	95	230	(36)	194
Non-cash items:
Depreciation	—	2	2	3	5	2	7
ESOP and stock plans expense	—	1	1	3	4	3	7
Total Assets	$14,589	$476	$15,065	$4,587	$19,652	$451	$20,103

	Quarter Ended June 30, 2001
(In millions)	Balance Sheet Management	Consumer Banking	Sub-total Banking	Mortgage Banking	Segments Total	Other	Consolidated Continuing Operations
Net interest income	$72	$50	$122	$24	$146	$—	$146
Income from fees and commissions	1	11	12	—	12	—	12
Loan servicing fees	—	—	—	3	3	1	4
Net gain on sale of loans	—	—	—	129	129	(20)	109
Segment income (loss) before taxes	78	26	104	111	215	(40)	175
Non-cash items:
Depreciation	—	3	3	3	6	2	8
Goodwill amortization	—	11	11	—	11	—	11
ESOP and stock plans expense	—	1	1	3	4	1	5
Total Assets	$13,253	$503	$13,756	$3,956	$17,712	$1,474	$19,186

	Six Months Ended June 30, 2002
(In millions)	Balance Sheet Management	Consumer Banking	Sub-total Banking	Mortgage Banking	Segments Total	Other	Consolidated Continuing Operations
Net interest income	$167	$118	$285	$85	$370	$—	$370
Income from fees and commissions	3	28	31	—	31	—	31
Loan servicing fees	—	—	—	11	11	—	11
Net gain on sale of loans	—	—	—	202	202	(26)	176
Segment income (loss) before taxes	176	89	265	187	452	(67)	385
Non-cash items:
Depreciation	—	4	4	7	11	3	14
ESOP and stock plans expense	—	2	2	7	9	4	13
Total Assets	$14,589	$476	$15,065	$4,587	$19,652	$451	$20,103

	Six Months Ended June 30, 2002
(In millions)	Balance Sheet Management	Consumer Banking	Sub-total Banking	Mortgage Banking	Segments Total	Other	Consolidated Continuing Operations
Net interest income	$138	$103	$241	$39	$280	$—	$280
Income from fees and commissions	2	22	24	(1)	23	—	23
Loan servicing fees	—	—	—	6	6	—	6
Net gain on sale of loans	—	—	—	201	201	(27)	174
Segment income (loss) before taxes	150	55	205	158	363	(66)	297
Non-cash items:
Depreciation	—	5	5	7	12	3	15
Goodwill amortization	—	23	23	—	23	—	23
ESOP and stock plans expense	—	2	2	5	7	2	9
Total Assets	$13,253	$503	$13,756	$3,956	$17,712	$1,474	$19,186

(1)             Balance sheet management largely consists of the mortgage portfolio, MBS and investment securities.

(2)             Consumer Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $11.0 billion and $10.8 billion for the six months ended June 30, 2002 and 2001, respectively.

(3)             Other includes intercompany eliminations and unallocated administrative expenses.

(4)             Total assets include assets of discontinued business segment, which is included in the other column.

10.             Stock Repurchase Program

In February 2001, the Company’s Board of Directors authorized a share repurchase program of up to 5%, or approximately five million, of its outstanding shares. The repurchase will be at the Company’s discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

As of June 30, 2002, the Company repurchased 3,486,000 shares under this program, at a cost of approximately $144 million. The repurchased shares are being held in treasury.

11.             Earnings Per Share

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2002	2001	2002	2001

Net income from continuing operations	$123	$108	$243	$181
Net income (loss) from discontinued operations	—	(22)	2	(17)
Net income	$123	$86	$245	$164

Weighted average number of common shares outstanding during each period - basic	88.6	89.1	88.7	88.7

Effect of dilutive securities - stock options	2.4	2.1	2.5	2.2

Weighted average number of common shares and common stock equivalents outstanding during each period - diluted	91.0	91.2	91.2	90.9

Basic earnings per share:
Net income from continuing operations	$1.39	$1.21	$2.74	$2.04
Net income (loss) from discontinued operations	—	(0.24)	0.02	(0.19)
Net income	$1.39	$0.97	$2.76	$1.85

Diluted earnings per share:
Net income from continuing operations	$1.35	$1.18	$2.67	$1.99
Net income (loss) from discontinued operations	—	(0.23)	0.02	(0.18)
Net income	$1.35	$0.95	$2.69	$1.81

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Quarter Ended										Six Months Ended
	June 30, 2002		March 31, 2002		Dec. 31, 2001		Sept. 30, 2001		June 30, 2001		June 30,
(Dollars in millions, except per share data)											2002		2001
Performance Ratios - Continuing Operations (Annualized):
Return on average assets	2.45%		2.51%		2.40%		2.46%		2.57%		2.48%		2.28%
Return on average equity	27.53		27.50		20.68		20.19		20.05		27.52		17.17
Net interest margin	4.06		4.03		4.03		3.97		3.84		4.05		3.88
Net interest spread during period	3.91		3.88		3.73		3.68		3.52		3.90		3.55
Operating expense to average assets	2.05		2.10		2.34		2.22		2.13		2.07		2.18
Total non-interest expense to operating revenue	23.5		23.3		27.5		24.3		22.8		23.4		23.5
Efficiency ratio (1)	34.6		34.5		38.0		34.3		32.4		34.6		35.2
Average interest-earning assets to average interest-bearing liabilities	1.06	x	1.05	x	1.09	x	1.07	x	1.08	x	1.05	x	1.08	x

Per Share Data:
Basic earnings per share - continuing operations	$1.39		$1.36		$1.30		$1.26		$1.21		$2.74		$2.04
Diluted earnings per share - continuing operations	1.35		1.32		1.28		1.23		1.18		2.67		1.99
Book value per common share	20.45		19.15		18.39		25.11		24.11		N/A		N/A
Tangible book value per common share	16.09		14.82		14.00		16.33		15.09		N/A		N/A
Dividends per share	0.25		0.25		0.25		0.25		0.25		0.50		0.50
Shares used in calculations (in thousands):
Average (2)	90,968		91,346		90,292		91,892		91,212		91,181		90,867
Period-end (3)	90,609		91,372		90,108		91,755		91,426		N/A		N/A
Total	99,402		100,119		99,762		101,031		101,063		N/A		N/A

Asset Quality Ratios - continuing operations:
Non-performing loans to mortgage loans held for investment	2.00%		1.99%		2.04%		1.90%		2.11%
Non-performing assets to total assets	1.02		0.98		1.06		0.97		1.02
Allowance for loan losses to non-performing loans	38.02		38.1		36.8		48.4		48.2
Allowance for loan losses to mortgage loans held for investment	0.76		0.76		0.75		0.92		1.02
Net loan charge-off experience to average total loans	0.01		0.02		0.05		0.04		0.04
Ratio of allowance for loan losses to net charge-offs	57.3		43.2		16.0		25.7		27.1

Capital Data:
Tier I Capital (to risk weighted assets)	12.07%		11.42%		10.10%		9.79%		9.43%
Total Risk Based Capital (to risk weighted assets)	13.77		13.09		11.72		11.36		11.02
Tier I Capital to average assets	8.05		7.82		7.23		8.80		9.20
Tangible equity to tangible managed assets	5.90		5.40		5.06		5.60		5.27
Tangible equity to managed receivables	7.51		7.17		6.17		6.72		6.46
Purchase of treasury stock	$72		$13		$44		$15		$—		$85		$12

Other Data:
Mortgage loan originations	$7,041		$6,434		$8,428		$6,792		$6,848		$13,475		$11,065
Total managed assets (4)	24,620		25,642		25,133		26,890		26,614
Total managed receivables (5)	18,990		19,024		20,256		21,720		21,042
Earnings to combined fixed charges: (6)
Excluding interest on deposits	15.92	x	16.52	x	16.41	x	15.64	x	14.46	x	16.40	x	12.42	x
Including interest on deposits	3.28	x	3.09	x	2.79	x	2.52	x	2.34	x	3.19	x	2.11	x
Full-service consumer bank offices	74		74		74		74		74		74		74

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

2.                     OPERATING RESULTS - CONTINUING OPERATIONS

Overview of second quarter 2002 financial results:

•                        Net income from continuing operations for the second quarter of 2002 was $1.35 per diluted share, or $123 million, an increase of 14% over the second quarter of 2001. The results reflect strength in the Company’s specialty mortgage and consumer banking business. The consumer banking business achieved significant growth in core deposits and fees and the mortgage banking business increased new loan originations, as the Company continued to operate in a favorable market environment supported by strong execution.

•                        Total mortgage loan originations for the second quarter of 2002 were $7.0 billion, an increase of 3% over the $6.8 billion originated during the second quarter of 2001 and 9% over the $6.4 billion of the first quarter.

•                        Mortgage sales and securitizations totaled $6.0 billion resulting in realized gains of $86 million, compared with sales and securitizations of $4.4 billion and a gain of $109 million in the comparative quarter a year ago.

•                        Net interest income from continuing operations totaled $191 million, an increase of 31% over the $146 million in the second quarter of 2001. The net interest margin remained strong at 4.06%, increasing from 3.84% in the second quarter of 2001.

•                        Core deposits grew 13% during the second quarter to a balance of $5.8 billion. The core deposit balance increased $1 billion, or 21%, since the beginning of the year.

•                        Consumer banking fees increased 15% over the first quarter of 2002 and were 36% higher than second quarter of 2001.

•                        A $7 million charge was recorded in connection with the valuation of retained interests in securitizations of home equity lines of credit. The charge consisted of $1 million for changes in assumptions regarding future prepayment rates, with the remainder representing higher expected loss rates.

•                        Asset quality in the mortgage portfolio remained very strong. Non-performing loans were 2.00% of mortgage loans held for investment, compared with 2.11% at the end of the second quarter a year ago.

•                        GreenPoint continues to maintain a strong capital position with a leverage ratio of 8.05%, a Tier 1 risk-based ratio of 12.07% and a total risk-based capital ratio of 13.77% at June 30, 2002.

•                        The net income from the discontinued manufactured housing business was $0.2 million, reflecting a performance consistent with projections made at the time the business was discontinued.

Business Segment Results:

•                        The Mortgage Banking business earned $95 million before taxes, down from $111 million in the second quarter of 2001. The reduction was a result of a decrease in loan sales and securitization revenues, partially offset by an increase in net interest income. Segment income for the six months ended June 30, 2002 increased to $187 million versus $158 million in the same period a year ago, principally due to an increase in net interest income from $39 million to $85 million as a result of a higher average balance in mortgage loans held for sale.

•                        The Consumer Banking business, which includes spreads earned on average deposits of $11.0 billion and consumer banking fees, had income of $45 million and $89 million, respectively, for the quarter and six months ended June 30, 2002, an increase of 73% and 62%, respectively over the year ago period. The growth reflects higher core deposit balances, wider spreads earned on those balances, and higher fee income which grew 36% and 27% respectively, over the comparable periods of 2001. The increase over the year ago period was also due to the discontinuance of goodwill amortization of $11 million and $23 million for the quarter and six months ended June, 30, 2001, due to an accounting rule change that took effect January 1, 2002.

•                        The Balance Sheet Management segment derives earnings from the spread between yields on loans and marketable securities, and funding costs, which are comprised of deposit balances at their match-funded transfer-priced rates and wholesale funds. Net income before taxes was $90 million and $176 million, respectively, for the quarter and six months ended June 30, 2002, compared with $78 million and $150 million in the same periods a year ago. The increase was attributable to higher average earning assets, both in the loan and securities portfolios.

•                        When combined, the Consumer Banking and Balance Sheet Management segments present a complete picture of the Company’s traditional banking business. It portrays a depository institution which includes deposit gathering, associated fee income, and the investment of those deposits, and additional market borrowings. The total banking business earned before taxes, $135 million and $265 million, respectively, for the quarter and six months end June 30, 2002, compared with $104 million and $205 million in prior comparative periods. As such, it provided more than half of pretax income before unallocated corporate expenses and eliminations, with the mortgage banking segment providing the remainder.

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

	Quarter Ended					Six Months Ended
	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	June 30,
						2002	2001
Net income from continuing operations	$123	$120	$115	$113	$108	$243	$181
Add back:
Goodwill amortization	—	—	11	11	11	—	23
Employee Stock Ownership and stock plans expense	7	6	5	5	5	13	9
Cash earnings from continuing operations	$130	$126	$131	$129	$124	$256	$213

Cash earnings per share (1)	$1.43	$1.38	$1.45	$1.41	$1.36	$2.81	$2.34

Performance Ratios (Annualized)
Cash earnings return on average assets	2.59%	2.64%	2.73%	2.82%	2.95%	2.61%	2.67%
Cash earnings return on average equity	29.11	28.87	23.49	23.16	23.02	28.99	20.17
Cash earnings return on tangible equity	37.75	37.66	37.13	37.15	38.35	37.70	34.35

(1)             Based on the weighted average shares used to calculate diluted earnings per share.

Net Interest Income

Net interest income in continuing operations, on a fully taxable-equivalent basis, increased by $44 million and $91 million, or 30% and 32%, to $193 million and $376 million for the quarter and six months ended June 30, 2002 from $149 million and $285 million in the comparable periods in 2001. Net interest income benefited from an increase in average earning assets, which included an increase in mortgage loans held for investment, loans held for sale and investment securities. The net interest margin increased to 4.06% and 4.05% from 3.84% and 3.88%, respectively, in the year ago periods.

Average earning assets increased by $3.5 billion and $3.9 billion, or 23% and 27% to $19.1 billion in the quarter and $18.6 billion in the six month period from $15.5 billion and $14.6 billion a year ago. The increase reflected growth in loans held for sale and higher mortgage loans held for investment due to higher origination volume, and higher investment securities. The yield on interest-earning assets and rates paid on interest-bearing liabilities declined in both the quarterly and year-to-date comparison due to declining market interest rates.

The growth in average earning assets was funded in part by a substantial growth in core deposits as the average balance increased 23% over the prior years second quarter. For the six month period, average core deposits was 20% higher than 2001. The growth reflects the success of the Company’s checking account promotions and the continued expansion of products and services offered by the banking franchise.

Average Consolidated Balance Sheet, Interest and Rates

The following table sets forth certain information relating to the continuing operations of the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the quarter ended June 30, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Quarter Ended
	June 30, 2002				June 30, 2001
(Taxable-equivalent interest and rates, in millions) (1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$9,936		$187	7.50%	$8,788		$186	8.48%
Other loans (2)	19		1	8.80	22		—	8.72
Loans held for sale	4,136		67	6.51	2,723		53	7.76
Securities (3)	4,688		69	5.90	3,641		62	6.80
Other interest-earning assets	281		7	11.00	347		11	12.57
Total interest-earning assets	19,060		331	6.95	15,521		312	8.05
Non-interest earning assets (4)	957				1,297
Total assets	$20,017				$16,818

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,297		4	1.32	$1,215		6	2.01
Demand deposits and N.O.W.	1,004		3	1.20	585		1	0.46
Money market and variable rate savings	3,178		15	1.86	2,656		21	3.23
Total core deposits	5,479		22	1.61	4,456		28	2.53
Term certificates of deposit	5,459		50	3.70	6,502		90	5.54
Total deposits	10,938		72	2.65	10,958		118	4.32
Mortgagors’ escrow	84		1	1.69	98		—	0.39
Borrowed funds	6,555		54	3.30	2,891		35	4.82
Senior bank notes	134		3	6.72	134		2	7.04
Subordinated bank notes	150		4	9.36	150		3	9.36
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200		4	9.16	200		5	9.16
Total interest-bearing liabilities	18,061		138	3.04	14,431		163	4.53
Other liabilities (5)	173				233
Total liabilities	18,234				14,664
Stockholders’ equity	1,783				2,154
Total liabilities and stockholders’ equity	$20,017				$16,818
Net interest income/interest rate spread (6)			$193	3.91%			$149	3.52%
Net interest-earning assets/net interest margin (7)	$999			4.06%	$1,090			3.84%
Ratio of interest-earning assets to interest-earning liabilities	1.06	x			1.08	x

(1)             Net interest income is calculated on a taxable-equivalent basis.

(2)             In computing the average balances and average yield on loans, non-accruing loans have been included.

(3)             The average yield does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)             Includes goodwill, banking premises and equipment, servicing assets, deferred tax assets, accrued interest receivable, and other miscellaneous non-interest earning assets.

(5)             Includes accrued interest payable, accounts payable and other miscellaneous non-interest bearing obligations of the Company.

(6)             Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7)             Net interest margin represents net interest income divided by average interest-earning assets.

Average Consolidated Balance Sheet, Interest and Rates

The following table sets forth certain information relating to the continuing operations of the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the six months ended June 30, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Six Months Ended
	June 30, 2002				June 30, 2001
(Taxable-equivalent interest and rates, in millions) (1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$10,057		$381	7.57%	$8,494		$365	8.59%
Other loans (2)	19		1	8.64	23		—	8.74
Loans held for sale	3,847		126	6.63	2,337		93	8.05
Securities (3)	4,363		127	5.81	3,392		118	6.93
Other interest-earning assets	297		17	11.45	390		23	11.90
Total interest-earning assets	18,583		652	7.03	14,636		599	8.21
Non-interest earning assets (4)	1,021				1,290
Total assets	$19,604				$15,926

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,270		9	1.39	$1,212		12	2.02
Demand deposits and N.O.W.	842		4	0.91	578		2	0.47
Money market and variable rate savings	3,137		30	1.92	2,599		42	3.34
Total core deposits	5,249		43	1.63	4,389		56	2.60
Term certificates of deposit	5,593		108	3.91	6,624		186	5.66
Total deposits	10,842		151	2.81	11,013		242	4.44
Mortgagors’ escrow	84		1	1.74	97		1	1.80
Borrowed funds	6,252		103	3.34	1,995		50	5.12
Senior bank notes	134		5	6.72	135		5	7.04
Subordinated bank notes	150		7	9.36	150		7	9.36
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200		9	9.16	200		9	9.16
Total interest-bearing liabilities	17,662		276	3.13	13,590		314	4.66
Other liabilities (5)	175				225
Total liabilities	17,837				13,815
Stockholders’ equity	1,767				2,111
Total liabilities and stockholders’ equity	$19,604				$15,926
Net interest income/interest rate spread (6)			$376	3.90%			$285	3.55%
Net interest-earning assets/net interest margin (7)	$921			4.05%	$1,046			3.88%
Ratio of interest-earning assets to interest-earning liabilities	1.05	x			1.08	x

(1)             Net interest income is calculated on a taxable-equivalent basis.

(2)             In computing the average balances and average yield on loans, non-accruing loans have been included.

(3)             The average yield does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)             Includes goodwill, banking premises and equipment, servicing assets, deferred tax assets, accrued interest receivable, and other miscellaneous non-interest earning assets.

(5)             Includes accrued interest payable, accounts payable and other miscellaneous non-interest bearing obligations of the Company.

(6)             Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7)             Net interest margin represents net interest income divided by average interest-earning assets.

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

	Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001 Increase/(Decrease)			Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 Increase/(Decrease)
	Due to			Due to
(In millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Mortgage loans held for investment (1)	$23	$(22)	$1	$62	$(46)	$16
Other loans (1)	—	1	1	—	1	1
Loans held for sale	24	(10)	14	52	(19)	33
Securities	16	(9)	7	31	(22)	9
Other interest-earning assets	(2)	(2)	(4)	(5)	(1)	(6)
Total interest earned on assets	61	(42)	19	140	(87)	53
Savings	—	(2)	(2)	1	(4)	(3)
Demand deposits and N.O.W.	—	2	2	2	—	2
Money market and variable rate savings	4	(10)	(6)	8	(20)	(12)
Term certificates of deposit	(13)	(27)	(40)	(26)	(52)	(78)
Mortgagors’ escrow	—	1	1	—	—	—
Other borrowed funds	34	(15)	19	75	(22)	53
Senior bank notes	—	1	1	—	—	—
Subordinated bank notes	—	1	1	—	—	—
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	—	(1)	(1)	—	—	—
Total interest paid on liabilities	25	(50)	(25)	60	(98)	(38)
Net change in net interest income	$36	$8	$44	$80	$11	$91

(1)             In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

Provision for loan losses

The provision for loan losses was approximately $0.3 million for the second quarter of 2002 and $0.7 million for the first six months of 2002, down from $0.8 million and $1.3 million, respectively for the comparable 2001 periods. The provision equaled net charge-offs for all periods.

Non-Interest Income

The following table summarizes the components of non-interest income:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001
Income from fees and commissions:
Loan servicing fees	$6	$4	$11	$6
Banking services fees and commissions	15	11	28	21
Fees, commissions and other income	2	1	3	2
Total income from fees and commissions	23	16	42	29
Net gain on sales of mortgage loans	86	109	176	174
Change in valuation of retained interests	(7)	—	(7)	—
Net gain on securities	4	6	7	12
Total non-interest income	$106	$131	$218	$215

Non-interest income in the second quarter was $106 million, down 19% from the comparable period a year ago. The decline versus the year ago period was due to a smaller net gain on sale of mortgage loans and a $7 million charge related to retained interests in securitizations of home equity lines of credit. The charge consisted of $1 million for changes in assumptions regarding future pre-payment rates, with the remainder representing higher expected loss rates. The gain on sale of loans is described in further detail in the following paragraphs.

Income from fees and commissions was $23 million and $42 million for the quarter and six months ended June 30, 2002, versus $16 million and $29 million in the year ago periods, which is partially offset by a decline of $2 million and $5 million in the gain on sale of securities. The increase included a $4 million and $7 million increase in banking fees due to an increase in the number of checking accounts. The $2 million and $5 million increase in loan servicing fees reflects the impact of a $3 million servicing asset impairment recorded in the first quarter of 2001.

Gain on sale of loans:

The following table summarizes loans sold and average margins earned:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001
Whole loan - Mortgage:
Sales	$5,943	$4,003	$11,397	$6,839
Gain on sale	$84	$97	$170	$159
Average margin	1.41%	2.41%	1.49%	2.31%
Average margin by product type:
Specialty products (1)	2.95%	3.18%	2.96%	3.03%
Home equity / Seconds	1.59%	3.45%	1.66%	3.22%
Agency / Jumbo	0.57%	0.97%	0.63%	0.76%
Securitizations - Mortgage:
Sales	$63	$396	$226	$475
Gain on sale (2)	$2	$12	$6	$15
Average margin	3.26%	2.90%	2.59%	2.98%

(1)            Specialty products includes: Alt A, No Doc and A minus programs

(2)            Includes draws from prior period securitizations.

Gain on sale of mortgage loans declined for the second quarter versus the comparable period a year ago, principally due to a lower average sale margin. Gain on sale of mortgage loans increased for the six months ended June 30, 2002 versus a year ago due to a higher volume of loan sales. The sale margin was 141 and 149 basis points compared to 241 and 231 basis points for the second quarter and six months ended June 30, 2001. The lower margin is the result of a change in product mix as the prior year included a higher proportion of Specialty products sold, and lower margins earned on Agency loans. As a percentage of total mortgage loans sold, specialty mortgages sold were 35% and 36% for the quarter and six months ended June 20, 2002, compared with 58% and 63% for the corresponding periods in 2001. The margins on Specialty products declined modestly to 295 basis points from 318 basis points in the second quarter of 2001 while Agency / Jumbo margins declined to 57 basis points from a relatively strong 97 basis points in the prior year's second quarter.

In the second quarter and six months ended June 30, 2002, the Company recognized a gain of $2 million and $6 million, respectively, related to previously securitized home equity lines of credit, compared to $12 million and $15 million in the year ago periods which included both previously and newly securitized home equity lines.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001
Salaries and benefits	$48	$43	$97	$84
Employee Stock Ownership and stock plans expense	7	5	13	9
Net expense of premises and equipment	17	18	35	36
Advertising	6	2	9	4
Federal deposit insurance premiums	—	—	1	1
Other administrative expenses	24	23	48	41
Total general and administrative expenses	102	91	203	175
Other real estate owned operating income, net	—	(1)	(1)	(1)
Goodwill amortization	—	11	—	23
Total non-interest expense	$102	$101	$202	$197

Excluding goodwill amortization expense in the second quarter and six months ended June 30, 2001, total non-interest expense increased $12 and $28 million to $102 million and $202 million, respectively for the 2002 comparable periods. Salaries and benefits increased $5 million and $13 million principally due to additional staff and incentive commissions related to the higher mortgage volume. Employee stock ownership and stock plans expense increased $2 million and $4 million due to a higher average stock price versus the same periods a year ago. Increases of $4 million and $5 million in advertising expense in the quarter and year to date periods reflected consumer banking promotions associated with core deposit growth initiatives. The increase of $1 million and $7 million in other administrative costs was primarily associated with increased mortgage loan processing costs. The Company’s efficiency ratio, which relates operating expenses to revenues, was 34.6% for the second quarter of 2002, compared with 32.4% in the year ago quarter.

Income Tax Expense

Total income tax expense increased $4 million, or 6%, to $71 million for the second quarter of 2002 and $26 million, or 22%, to $142 million for the six months ended June 30, 2002, versus the comparable periods a year ago. The rise in the current quarter and six month periods, compared to 2001, is due to higher pre-tax income partially offset by a decline in the effective tax rate from 38.44% and 39.02% in the second quarter and first six months, of 2001 to 36.9% in the second quarter and first six months of 2002.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001
Mortgage:
Total applications received	$15,038	$12,959	$27,074	$23,358
Loans originated:
Specialty products	$2,455	$3,115	$4,646	$5,354
Home equity/Seconds	694	399	1,312	823
Agency/Jumbo	3,892	3,334	7,517	4,888
Total loans originated	$7,041	$6,848	$13,475	$11,065
Commitments to originate loans (end of period)	$7,049	$6,605	$7,049	$6,605
Loans held for sale (end of period)	$4,251	$3,684	$4,251	$3,684

Total loan originations during the quarter for the mortgage business were $7.0 billion, up from $6.8 billion during the second quarter of 2001 and for the six months ended June 30th were $13.5 billion, up from $11.1 billion for the comparable period a year ago. Specialty product originations were $2.5 billion and $4.6 billion for the quarter and six months ended June 30, 2002, down from $3.1 billion and $5.4 billion in the comparable period a year ago. Agency / Jumbo originations increased from $3.3 billion to $3.9 billion and from $4.9 billion to $7.5 billion, respectively, for the quarter and six months ended June 30, 2002 versus the same periods a year ago. The change in loan origination product mix reflects the declining interest rate environment and strong demand for mortgage refinancing.

Non-Performing Assets:

Non-performing assets consist of non-accruing loans and other real estate owned. For the six months ended June 30, 2002, non-performing assets decreased by 4%. The ratio of non-performing loans to loans held for investment fell to 2.00% at June 30, 2002 from 2.04% at December 31, 2001 while the ratio of non-performing assets to total assets fell to 1.02% at June 30, 2002 from 1.06% at December 31, 2001. GreenPoint attempts to convert these assets to interest-earning assets as quickly as possible, while minimizing potential losses on conversion.

Non-performing assets, net of related specific reserves, were as follows:

(In millions)	June 30, 2002	Dec. 31, 2001
Mortgage loans secured by:
Residential one-to four-family	$145	$177
Residential multi-family	6	8
Commercial property	45	14
Other loans	—	4
Total non-performing loans (1)	196	203
Total other real estate owned, net	9	10
Total non-performing assets	$205	$213

(1)             Includes $4 million and $7 million of non-accrual mortgage loans under 90 days past due at June 30, 2002 and December 31 2001, respectively.

Loan Servicing Portfolio

The following table summarizes the dollar amount of loans serviced for GreenPoint and for others:

(In millions)	June 30, 2002	Dec. 31, 2001
Mortgage:
Serviced for GreenPoint (1)	$13,482	$13,978
Serviced for others (third parties)	10,817	11,796
Total loan servicing portfolio	$24,299	$25,774

(1)             Includes loans held for sale and loans held for investment at end of period.

Allowance for Possible Loan Losses:

The following is a summary of the provision and allowance for possible loan losses:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001
Balance at beginning of period	$78	$113	$81	$113
Provision charged to income:
Continuing	1	1	1	1
Discontinued	—	4	—	9
Charge-offs:
Mortgage	(1)	(1)	(1)	(1)
Manufactured housing	—	(5)	—	(11)
Manufactured housing - transfer to loans receivable held for sale	—	—	(3)	—
Recoveries:
Mortgage	—	—	—	—
Manufactured housing	—	1	—	2
Balance at end of period	$78	$113	$78	$113

Net mortgage loan charge-offs were approximately $0.3 million and $0.7 million for the quarter and six months ended June 30, 2002, unchanged versus the comparable periods a year ago.

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of June 30, 2002, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

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

The Company’s Total Capital and Tier 1 Capital (to risk weighted assets) improved from 11.72% and 10.10%, respectively, at December 31, 2001 to 13.77% and 12.07%, respectively at June 30, 2002. The improvement in the ratios is attributable to the growth in tangible capital resulting from earnings. The Company’s ratio of period-end stockholders’ equity to ending total assets at June 30, 2002 was 9.22% compared to 8.20% at December 31, 2001.

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

	Actual		Required for Capital Adequacy Purposes
(In millions)	Amount	Ratio	Amount	Ratio
As of June 30, 2002
Total Capital (to Risk Weighted Assets):
Company	$1,843	13.77%	$1,071	8.00%
Bank	1,839	13.74	1,071	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,615	12.07%	$535	4.00%
Bank	1,611	12.04	535	4.00
Tier 1 Capital (to Average Assets):
Company	$1,615	8.05%	$803	4.00%
Bank	1,611	8.08	798	4.00

As of December 31, 2001
Total Capital (to Risk Weighted Assets):
Company	$1,669	11.72%	$1,139	8.00%
Bank	1,656	11.63	1,139	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,438	10.10%	$570	4.00%
Bank	1,426	10.01	570	4.00
Tier 1 Capital (to Average Assets):
Company	$1,438	7.23%	$796	4.00%
Bank	1,426	7.17	795	4.00

Consolidated Statement of Financial Condition

Total assets of $20.1 billion at June 30, 2002 were essentially unchanged from $20.2 billion at December 31, 2001. The balance sheet reflects growth in the securities portfolio of $803 million offset by the first quarter sale of manufactured housing loans with a principal balance of $843 million. The sale proceeds of the manufactured housing loans were reinvested in securities available for sale. Loans receivable held for investment declined $177 million.

The balance of core deposits increased $1.0 billion since year-end 2001, reflecting the success of a variety of initiatives to attract checking accounts. This growth was offset in part by a decline of $646 million in the high cost term certificates of deposit. Market borrowings decreased $431 million since year-end 2001, reflecting the net additional funding provided through deposit growth.

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

The following table presents the Company’s interest rate sensitivity gap position as of June 30, 2002:

Interest Rate Sensitivity Gap Analysis	At June 30, 2002
(Dollars in millions)	Within One Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 9 Years	More Than 9 Years	Total
Total loans, net	$8,404	$3,098	$1,693	$664	$293	$14,152
Money market investments	17	—	—	—	—	17
Securities	2,089	794	328	429	749	4,389
Other interest-earning assets	144	—	—	—	—	144
Total interest-earning assets	10,654	3,892	2,021	1,093	1,042	18,702
Cash and due from banks	228	—	—	—	—	228
Servicing assets	19	30	21	24	18	112
Other non-interest earning assets	704	75	75	151	56	1,061
Total assets	$11,605	$3,997	$2,117	$1,268	$1,116	$20,103

Term certificates of deposit	$2,981	$1,963	$258	$11	$—	$5,213
Core deposits	680	1,064	808	1,045	2,245	5,842
Total deposits	3,661	3,027	1,066	1,056	2,245	11,055
Securities sold under agreements to repurchase and other short term borrowings	1,080	1,200	200	—	—	2,480
Federal Home Loan Bank advances	1,650	950	500	350	—	3,450
Senior bank notes	134	—	—	—	—	134
Subordinated bank debt	—	—	—	150	—	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	—	—	200	—	—	200
Mortgagors' escrow	9	15	12	16	23	75
Total interest-bearing liabilities	6,534	5,192	1,978	1,572	2,268	17,544
Other liabilities	706	—	—	—	—	706
Stockholders’ equity	—	—	—	—	1,853	1,853
Total liabilities and stockholders’ equity	$7,240	$5,192	$1,978	$1,572	$4,121	$20,103
Interest rate sensitivity gap	$4,365	$(1,195)	$139	$(304)	$(3,005)
Cumulative interest rate sensitivity gap	$4,365	$3,170	$3,309	$3,005	—
Cumulative interest rate sensitivity gap as a percentage of total assets at June 30, 2002	21.7%	15.8%	16.5%	14.9%

As of June 30, 2002, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $4.4 billion, or 21.7% of total assets. This compares to an excess of liabilities to assets less than one year of $396 million at March 31, 2002. As interest rates fell to near historic lows in the second quarter, the effective repricing schedule of the Company’s mortgage portfolio shortened based upon faster assumed prepayments. Also during the quarter, the Company’s core deposits, which are assumed to have relatively slow repricing characteristics, grew substantially. Certificates of deposits, with relatively short maturities, declined. Finally, in response to historically low interest rates, the Company extended its market borrowings, such as Federal Home Loan Bank advances and repurchase agreements.

Derivative Financial Instruments:

Interest rate derivatives, such as interest rate swaps and eurodollar futures, are periodically employed in the Company’s interest rate gap management. The notional amount of these instruments is not included in the company’s balance sheet. There were no outstanding derivative financial instruments hedging the Company’s interest rate gap position at June 30, 2002.

The Company does currently utilize derivative instruments to manage its exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held for sale.

Prior to the closing of the loan, the Company generally extends an interest rate lock commitment to the borrower. The Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate lock commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments.) These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates. At June 30, 2002, the Company had mandatory forward delivery commitments outstanding amounting to $1.5 billion.

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

Based on this model, at June 30, 2002, the Company’s potential net interest income at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months, was a decline of approximately 4.7% in net income over the next twelve months. Conversely, a gradual 300 basis point increase in interest rates over the next twelve months would result in a projected increase in net interest income of 4.8% over what would be earned if rates remained constant. GreenPoint does not have significant exposure to risk on instruments held for trading purposes.

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

The fair values of the mortgage company’s servicing assets and retained interests from securitizations are directly affected by the level of prepayments associated with the underlying loans. As interest rates decline the value of these assets will decline. Conversely as interest rates rise, the value of these assets will increase.

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

The Company uses various collection strategies and works to maintain contact with the borrowers in order to obtain repayment. Collection activities for GreenPoint Mortgage are centralized in a servicing unit in Columbus, Georgia. GreenPoint Credit’s remarketing activities are decentralized among its regional offices in order to repossess and liquidate collateral more effectively, thereby minimizing the loss severity. During the third quarter of 2002 certain collection activities previously conducted through the regional offices will be centralized in a new default management center in Atlanta, Georgia. The centralization is expected to enhance effective and timely collection activities and loss mitigation efforts.

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

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In the ordinary course of business, the Corporation and its subsidiaries are defendants in or parties to a number of pending and threatened legal actions and proceedings, and are also involved from time to time in investigations and administrative proceedings by governmental agencies. Certain of such actions and proceedings involve alleged violations of consumer protection laws, including claims relating to the Corporation’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions and proceedings include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. Due to the difficulty of predicting the outcome of such matters, the Corporation can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal matters and administrative proceedings and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Corporation and its subsidiaries’ financial position, results of operations or liquidity, but can give no assurance that they will not have such an effect.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on May 14, 2002, the following matters were voted upon with the results of the voting on such matters indicated:

1.               Election of the following four directors of the Company to three-year terms:

	For	Withheld
Dan F. Huebner	89,776,808	1,379,712
William M. Jackson	89,797,121	1,359,399
Thomas S. Johnson	89,789,396	1,367,124
Charles B. McQuade	89,330,639	1,825,881

The following sets forth the names of Directors continuing in office after the annual meeting;

Bharat B. Bhatt	Robert P. Quinn
Robert M. McLane	Edward C. Schmults
Peter T. Paul	Robert F. Vizza
Alvin N. Puryear

2.               Ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent auditor for the year ending December 31, 2002:

For:	86,651,654
Against	4,109,000
Abstain	395,866

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 5 - Other Information

Shareholder Proposals

The Company’s 2003 annual meeting of shareholders is currently scheduled to be held on April 8, 2003, which date is more than 30 days from the date of the Company’s 2002 annual meeting. Accordingly, in order to be eligible for inclusion in the Company’s proxy materials for its 2003 annual meeting, any shareholder proposal to take action at such meeting must be received at the Company’s main office at 90 Park Avenue, New York, New York 10016, no later than October 24, 2002. Any such proposal shall be subject to the requirements of the Company’s Bylaws and the proxy rules adopted under the Securities Exchange Act of 1934.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit Number:
12.1	Ratios of Earnings to Combined Fixed Charges

99.1	Certification of Periodic Report of Thomas S. Johnson, Chairman and Chief Executive Officer

99.2	Certification of Periodic Report of Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer

(b)     Reports on Form 8-K

No reports were filed for the quarter ended June 30, 2002.

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

Dated August 9, 2002