Form 10-Q
period 2002-09-30
GREENPOINT FINANCIAL CORP
filed 2002-11-13
CIK 911935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended
September 30, 2002

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

As of November 1, 2002 there were 97,597,075 shares of common stock outstanding.

GreenPoint Financial Corp.

FORM 10-Q

For the Quarter Ended
September 30, 2002

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In millions, except share amounts)	Sept. 30, 2002	Dec. 31, 2001
ASSETS
Cash and due from banks	$236	$190
Money market investments:
Interest-bearing deposits in other banks	6	5
Federal funds sold and securities purchased under agreements to resell	108	162
Total cash and cash equivalents	350	357
Securities:
Securities available for sale	1,874	1,542
Securities available for sale-pledged to creditors	2,463	1,677
Retained interests in securitizations available for sale	107	131
Federal Home Loan Bank of New York stock	275	233
Securities held to maturity (fair value of $2 and $3, respectively)	2	3
Total securities	4,721	3,586
Loans receivable held for sale	6,336	4,945
Loans receivable held for investment (net of allowance for loan losses of $78 and $81, respectively)	9,810	9,961
Other interest-earning assets	141	139
Banking premises and equipment, net	160	149
Servicing assets	119	123
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	550	531
Total assets	$22,582	$20,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
N.O.W. and checking	$1,622	$648
Savings	1,302	1,215
Variable rate savings	2,281	2,089
Money market	950	895
Total core deposits	6,155	4,847
Term certificates of deposit	5,202	5,859
Total deposits	11,357	10,706
Borrowings:
Securities sold under agreements to repurchase	2,461	1,600
Other short term borrowings	825	961
Federal Home Loan Bank of New York advances	4,800	3,800
Senior bank notes	—	134
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Total borrowings	8,436	6,845
Mortgagors’ escrow	89	81
Liability under recourse exposure	355	468
Other liabilities	436	430
Total liabilities	20,673	18,530
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares issued)	1	1
Additional paid-in capital	902	877
Unallocated Employee Stock Ownership Plan (ESOP) shares	(91)	(95)
Unearned stock plans shares	(1)	(1)
Retained earnings	1,452	1,148
Accumulated other comprehensive income, net	37	11
Treasury stock, at cost (11,898,754 shares and 10,498,829 shares, respectively)	(391)	(285)
Total stockholders’ equity	1,909	1,656
Total liabilities and stockholders’ equity	$22,582	$20,186

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2002	2001	2002	2001
Interest income:
Mortgage loans held for investment	$181.1	$202.5	$561.9	$567.5
Loans held for sale	85.8	61.0	212.2	154.3
Securities	58.9	60.1	185.6	177.6
Other	3.3	9.3	15.8	28.2
Total interest income	329.1	332.9	975.5	927.6
Interest expense:
Deposits	69.1	107.1	220.1	349.4
Other borrowed funds	60.6	49.9	164.9	101.6
Long-term debt	8.5	10.5	29.1	31.3
Total interest expense	138.2	167.5	414.1	482.3
Net interest income	190.9	165.4	561.4	445.3
Provision for loan losses	(0.5)	(0.9)	(1.2)	(2.2)
Net interest income after provision for loan losses	190.4	164.5	560.2	443.1
Non-interest income:
Income from fees and commissions:
Loan servicing fees	(0.4)	3.2	10.7	9.7
Banking services fees and commissions	15.4	11.0	42.4	32.6
Fees, commissions and other income	2.1	0.1	6.1	1.5
Total income from fees and commissions	17.1	14.3	59.2	43.8
Net gain on sales of loans	89.2	113.3	265.2	286.3
Change in valuation of retained interests	(0.1)	(0.4)	(7.2)	(0.4)
Net gain on securities	3.9	4.1	10.7	16.0
Total non-interest income	110.1	131.3	327.9	345.7
Non-interest expense:
General and administrative expenses:
Salaries and benefits	49.2	48.0	145.9	131.4
Employee Stock Ownership and stock plans expense	6.3	5.2	19.3	14.4
Net expense of premises and equipment	18.1	19.7	53.6	55.1
Federal deposit insurance premiums	0.4	0.5	1.4	1.6
Other administrative expenses	27.6	28.4	84.8	73.1
Total general and administrative expenses	101.6	101.8	305.0	275.6
Other real estate owned operating income	—	(0.5)	(1.1)	(1.1)
Goodwill amortization	—	11.3	—	33.9
Total non-interest expense	101.6	112.6	303.9	308.4
Income from continuing operations before income taxes	198.9	183.2	584.2	480.4
Income taxes related to earnings from continuing operations	72.4	70.4	214.6	186.4
Net income from continuing operations	126.5	112.8	369.6	294.0
Discontinued operations:
Net (loss) income from operations of discontinued business	(0.2)	(9.6)	1.5	(26.5)
Net income	$126.3	$103.2	$371.1	$267.5

Basic earnings per share:
Net income from continuing operations	$1.44	$1.26	$4.18	$3.31
Net (loss) income from discontinued operations	—	(0.11)	0.02	(0.30)
Net income	$1.44	$1.15	$4.20	$3.01
Diluted earnings per share:
Net income from continuing operations	$1.41	$1.23	$4.07	$3.22
Net (loss) income from discontinued operations	—	(0.11)	0.02	(0.29)
Net income	$1.41	$1.12	$4.09	$2.93
Dividends declared per share	$0.25	$0.25	$0.75	$0.75

(See accompanying notes to the unaudited consolidated financial statements.)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Net income	$126.3	$103.2	$371.1	$267.5
Other comprehensive income, before tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	13.2	37.1	55.4	56.2
Less: reclassification adjustment for gains included in net income	(3.9)	(4.1)	(10.7)	(16.0)
Other comprehensive income, before tax	9.3	33.0	44.7	40.2
Income tax expense related to items of other comprehensive income	(3.9)	(14.3)	(19.0)	(17.4)
Other comprehensive income, net of tax	5.4	18.7	25.7	22.8
Total comprehensive income, net of tax	$131.7	$121.9	$396.8	$290.3

(See accompanying notes to the unaudited consolidated financial statements.)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2002	2001
Common stock
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional paid-in capital
Balance at beginning of period	877	862
Reissuance of treasury stock	(8)	(14)
Amortization of ESOP shares committed to be released	18	13
Amortization of stock plans shares	1	1
Tax benefit for vested stock plans shares	14	11
Balance at end of period	902	873
Unallocated ESOP shares
Balance at beginning of period	(95)	(100)
Amortization of ESOP shares committed to be released	4	4
Balance at end of period	(91)	(96)
Unearned stock plans shares
Balance at beginning of period	(1)	(2)
Amortization of stock plans shares	—	1
Balance at end of period	(1)	(1)
Retained earnings
Balance at beginning of period	1,148	1,532
Net income	371	267
Dividends declared	(67)	(67)
Balance at end of period	1,452	1,732
Accumulated other comprehensive income, net
Balance at beginning of period	11	17
Net change in accumulated other comprehensive income, net	26	23
Balance at end of period	37	40
Treasury stock, at cost
Balance at beginning of period	(285)	(260)
Reissuance of treasury stock	51	42
Purchase of treasury stock	(157)	(27)
Balance at end of period	(391)	(245)
Total stockholders’ equity	$1,909	$2,304

(See accompanying notes to the unaudited consolidated financial statements)

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2002	2001
Cash flows from operating activities:
Net income	$371	$267
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1	18
Depreciation and amortization	25	85
ESOP and stock plans expense	24	19
Capitalization of servicing assets	(39)	(43)
Amortization and impairment of servicing assets	43	45
(Increase) decrease in assets associated with operating activities:
Loans receivable held for sale:
Loan originations	(23,310)	(18,524)
Proceeds from loan sales	21,743	16,160
Other	176	(1)
Retained interests in securitizations	22	(26)
Accrued interest receivable	4	(14)
Other assets	(33)	16
Increase (decrease) in liabilities associated with operating activities:
Liabilities under recourse exposure	(113)	(61)
Other liabilities	6	107
Other, net	3	(19)
Net cash used in operating activities	(1,077)	(1,971)
Cash flows from investing activities:
Net change in:
Loans receivable held for investment	128	(1,679)
Premises and equipment	(37)	(25)
Available for sale securities:
Proceeds from maturities	154	791
Proceeds from sales	1,541	1,958
Purchase of securities	(4,344)	(4,257)
Principal repayments	1,579	1,202
Purchases of Federal Home Loan Bank Stock	(42)	(114)
Other, net	22	19
Net cash used in investing activities	(999)	(2,105)
Cash flows from financing activities:
Net change in:
Domestic deposits	651	(425)
Mortgagors’ escrow accounts	8	15
Securities sold under agreements to repurchase and other borrowings	725	2,895
Federal Home Loan Bank advances	1,000	1,550
Cash dividends paid	(67)	(67)
Treasury stock purchased	(157)	(27)
Exercise of stock options	43	28
Retirement of long term debt	(134)	(4)
Net cash provided by financing activities	2,069	3,965
Net decrease in cash and cash equivalents	(7)	(111)
Cash and cash equivalents at beginning of period	357	311
Cash and cash equivalents at end of period	$350	$200
Non-cash activities:
Additions to other real estate owned, net	$(21)	$(12)
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$116	$68
Interest paid	$436	$508

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

Retained Interests

Retained interests include interest-only strips, subordinated certificates, transferor interests, demand notes and the recorded liabilities for limited recourse provided on mortgage loans.

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

Goodwill Amortization

Effective January 1, 2002, GreenPoint adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) which resulted in discontinuing the amortization of goodwill. Goodwill, which is attributable to the consumer-banking segment, will be carried at its January 1, 2002 book value of $395 million and will be tested, at least annually, for impairment. The Company completed its transitional impairment test in the first quarter of 2002 and did not recognize impairment, as the estimated fair value of the affected business unit exceeded its carrying value, including goodwill.

Discontinued Operations

In December 2001, GreenPoint adopted a plan to discontinue the manufactured housing lending business. In accordance with the provisions of Accounting Principles Board Statement No. 30, the consolidated statements of income have been presented to reflect this business as a discontinued operation and the income and expenses of the discontinued business have been reported separately. The projected future results of the discontinued operation were initially recorded as part of the loss on disposal of the business recorded in the fourth quarter of 2001. The projection reflected management’s estimate of the future revenues and expenses of the operation. The assumptions underlying these estimates are reviewed quarterly and the impact of revisions is included in current period earnings of the discontinued operation.

2.                    Loans Receivable

The Company’s loans receivable held for sale balances are summarized as follows:

(In millions)	Sept. 30, 2002	Dec. 31, 2001
Conventional first mortgage loans:
Residential one-to four-family	$5,496	$3,834
Commercial property	18	14
Second mortgage and home equity loans	753	358
Manufactured housing loans	—	705
Other	1	1
Total loans receivable held for sale	6,268	4,912
Net deferred loan origination costs and unearned discount	68	33
Loans receivable held for sale, net	$6,336	$4,945

The Company’s loans receivable held for investment balances are summarized as follows:

(In millions)	Sept. 30, 2002	Dec. 31, 2001
Conventional first mortgage loans:
Residential one-to four-family	$8,740	$8,898
Residential multi-family	351	356
Commercial property	558	576
Second mortgage and home equity loans	137	119
Other	66	70
Total loans receivable held for investment	9,852	10,019
Net deferred loan origination costs and unearned discount	36	23
Allowance for loan losses	(78)	(81)
Loans receivable held for investment, net	$9,810	$9,961

3.                    Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale at September 30, 2002 and December 31, 2001 are summarized as follows:

	September 30, 2002
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$4	$—	$—	$4
Agency notes	91	—	—	91
Mortgage-backed securities	409	19	—	428
Collateralized mortgage obligations	3,418	41	(2)	3,457
Trust certificates collateralized by GNMA securities	5	—	—	5
Corporate bonds	112	—	(5)	107
Municipal bonds	69	6	—	75
Equity securities	177	1	(8)	170
Total securities available for sale	$4,285	$67	$(15)	$4,337

	December 31, 2001
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$6	$—	$—	$6
Agency notes	89	1	—	90
Mortgage-backed securities	550	12	(2)	560
Collateralized mortgage obligations	2,211	11	(12)	2,210
Trust certificates collateralized by GNMA securities	7	—	—	7
Corporate bonds	104	—	(2)	102
Municipal bonds	69	2	—	71
Equity securities	177	—	(4)	173
Total securities available for sale	$3,213	$26	$(20)	$3,219

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

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities. The manufactured housing securitization maximum recourse exposure and recorded liability as of September 30, 2002 include the impact of an agreement to restructure the credit enhancements with a surety provider which is fully described in Note 8.

	September 30, 2002
(In millions)	Principal Balance	Maximum Recourse Exposure(1)	Recorded Liability
Manufactured housing securitizations	$4,341	$672	$349
Manufactured housing sales	272	272	5
Mortgage securitizations(2)	1,000	119	—
Mortgage sales(3)	382	375	1

	December 31, 2001
(In millions)	Principal Balance	Maximum Recourse Exposure(1)	Recorded Liability
Manufactured housing securitizations	$4,966	$785	$456
Manufactured housing sales	301	301	11
Mortgage securitizations(2)	1,512	144	—
Mortgage sales(3)	625	611	1

(1)       Represents the maximum recourse exposure relating to recourse arrangements in the form of the retention of subordinated interests, the issuance of a corporate guarantee, or a demand note.

(2)       The net present value of expected cash outflows on the mortgage securitization recourse arrangements is reflected in the valuation of the mortgage-retained interests.

(3)       The recourse arrangements under the mortgage sale transactions represent a risk sharing arrangement in which GreenPoint has transferred the first 2% of losses to the purchaser.

Manufactured housing securitization letter of credit exposure is as follows:

(In millions)	Sept. 30, 2002	Dec. 31, 2001
Letters of credit outstanding	$672	$785
Projected letter of credit draws	(379)	(491)
Remaining letter of credit exposure	$293	$294

At September 30, 2002, GreenPoint has six manufactured housing securitizations with principal balances of $1.8 billion, which have projected letter of credit draws equal to the maximum recourse exposure for those securitizations. GreenPoint records a liability based on the net present value of the projected letter of credit draws. At September 30, 2002, the projected draws exceed the recorded liability by $30 million, representing future interest expense.

In addition to the recourse arrangements described in the tables above, GreenPoint has established liabilities related to representations and warranties for mortgage loans of $25 million and $19 million, at September 30, 2002 and December 31, 2001, respectively.

The following presents quantitative information about delinquencies on loans sold with recourse:

	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2002	Dec. 31, 2001
(In millions)	Manufactured Housing		Mortgage
Principal balance of loans	$4,613	$5,267	$1,382	$2,137
Principal balance of loans 90 days or more past due(1)	165	254	68	72

(1)       Manufactured housing past due loans include repossessed inventory.

Balances and Changes in Retained Interests

The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the Quarter Ended September 30,		At and for the Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Liability for Recourse Exposure
Balance at beginning of period	$343	$87	$467	$131
Letter of credit draws and other charges	(30)	(28)	(153)	(102)
Change in valuation of retained interests	41	11	40	41
Balance at end of period	$354	$70	$354	$70

The assets recognized as retained interests in securitizations include interest-only strips, transferor interests and subordinated certificates. The activity in retained interests in securitizations is summarized as follows:

	At and for the Quarter Ended September 30,				At and for the Nine Months Ended September 30,
	2002	2001	2002	2001	2002	2001	2002	2001
(In millions)	Manufactured Housing		Mortgage		Manufactured Housing		Mortgage
Retained Interests in Securitizations
Balance at beginning of period	$—	$55	$106	$135	$1	$46	$130	$113
Additions from securitizations	—	—	1	2	—	13	8	17
Interest and other income	—	6	2	6	2	10	13	18
Cash received	—	(4)	(5)	(7)	(3)	(14)	(34)	(20)
Change in valuation	—	(2)	—	—	—	(4)	(7)	—
Change in unrealized gain	—	3	3	(6)	—	7	(3)	2
Balance at end of period	$—	$58	$107	$130	$—	$58	$107	$130

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests. GreenPoint also reviews the adequacy of the value of the recorded liability on a quarterly basis, based on management’s best estimate of future cash flows associated with the corporate guarantee.

Valuation Assumptions

There were no new securitizations recorded during the quarter ended September 30, 2002. The key economic assumptions used in estimating the fair value of the entire portfolio of retained interests at September 30, 2002 and December 31, 2001 were as follows:

	Estimate of Fair Value at
	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2002	Dec. 31, 2001
	Manufactured Housing		Mortgage
Weighted average life (in years)	4.9	3.6	1.0	1.1
Weighted average prepayment rate(1)	8.1%	13.4%	53.6%	49.1%
Weighted average default rate	6.5%	8.3%	N/A	N/A
Loss severity rate	85.0%	85.0%	N/A	N/A
Weighted average loss rate	5.6%	7.0%	2.3%	1.2%
Asset cash flows discounted at	—	14.0%	9.6%	12.4%
Liability cash flows discounted at	6.6%	6.6%	—	—

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

The activity in servicing assets is summarized as follows:

	At and for the Quarter Ended September 30,				At and for the Nine Months Ended September 30,
	2002	2001	2002	2001	2002	2001	2002	2001
(In millions)	Manufactured Housing		Mortgage		Manufactured Housing		Mortgage
Servicing Assets
Balance at beginning of period	$115	$134	$90	$78	$127	$142	$86	$60
Additions	—	—	17	19	3	5	44	50
Sales	—	—	—	(10)	—	—	(8)	(12)
Amortization	(8)	(6)	(8)	(7)	(23)	(19)	(23)	(18)
Balance at end of period	107	128	99	80	107	128	99	80
Reserve for impairment of servicing assets
Balance at beginning of period	(70)	—	(23)	(9)	(67)	—	(23)	(5)
Recoveries (additions)	10	—	(4)	(4)	7	—	(4)	(8)
Balance at end of period	(60)	—	(27)	(13)	(60)	—	(27)	(13)
Servicing assets, net	$47	$128	$72	$67	$47	$128	$72	$67

During the quarter ended September 30, 2002, GreenPoint recognized a recovery of $10 million from its manufactured housing servicing asset in conjunction with slower prepayment assumptions and an agreement to restructure its credit enhancement and servicing arrangements with a surety provider.

The estimated fair values of manufactured housing servicing assets were $54 million and $60 million at September 30, 2002 and December 31, 2001, respectively.

The estimated fair values of mortgage servicing assets were $78 million and $66 million at September 30, 2002 and December 31, 2001, respectively.

The significant assumptions used in estimating the fair value of the servicing assets at September 30, 2002 and December 31, 2001 were as follows:

	Sept. 30, 2002	Dec. 31, 2001			Sept. 30, 2002		Dec. 31, 2001
	Manufactured Housing				Mortgage
Weighted average prepayment rate	7.7	%(1)	13.5	%(1)	29.3	%(2)	31.4	%(2)
Weighted average life (in years)	5.1		3.7		4.0		3.1
Weighted average default rate	5.3%		6.0%		N/A		N/A
Cash flows discounted at	14.0%		14.0%		10.2%		10.0%

(1)  Excludes weighted average default rate.

(2)  Includes weighted average default rate.

5.                    Derivative Financial Instruments

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie Mae and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $2.3 billion and $1.1 billion at September 30, 2002 and December 31, 2001, respectively. The forward delivery commitments designated as fair value accounting hedges associated with mortgage loans had notional values of $1.0 billion and $802 million at September 30, 2002 and December 31, 2001, respectively. The notional amounts of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments were $1.3 billion and $249 million at September 30, 2002 and December 31, 2001, respectively. There was no hedge ineffectiveness for the nine months ended September 30, 2002. The amount of hedge ineffectiveness for the nine months ended September 30, 2001 was a gain of $0.3 million and is included in gain on sale of loans.

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

6.                    Stock Incentive Plan

For the nine months ended September 30, 2002, the Company granted options to purchase 1,354,800 shares of the Company’s common stock to certain officers, at an exercise price of $43.58. These awards vest at various intervals over three years, on the anniversary dates of the awards.

7.                    Adoption of SFAS 142 – Goodwill Amortization

The following table reflects our results adjusted as though we had adopted SFAS 142 on January 1, 2001:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2002	2001	2002	2001
Net income from continuing operations as reported	$126.5	$112.8	$369.6	$294.0
Goodwill amortization	—	11.3	—	33.9
Tax effect at effective tax rate	—	(4.3)	—	(13.1)
Net income from continuing operations as adjusted	$126.5	$119.8	$369.6	$314.8
Basic earnings per share:
Net income from continuing operations as reported	$1.44	$1.26	$4.18	$3.31
Net income from continuing operations as adjusted	$1.44	$1.34	$4.18	$3.54
Diluted earnings per share:
Net income from continuing operations as reported	$1.41	$1.23	$4.07	$3.22
Net income from continuing operations as adjusted	$1.41	$1.30	$4.07	$3.45

8.                    Discontinued Operations

The assets and liabilities from discontinued operations at September 30, 2002 and December 31, 2001 were as follows:

(In millions)	Sept. 30, 2002	Dec. 31, 2001
Assets:
Loans receivable held for sale	$—	$705
Retained interests in securitizations	—	1
Loans receivable held for investment, net	41	44
Servicing assets, net	47	60
Other assets	434	268
Total assets	$522	$1,078
Liabilities:
Liability under recourse exposure	$354	$467
Other liabilities and allocated capital	168	611
Total liabilities and equity	$522	$1,078

The third quarter financial results include the impact of an agreement to restructure the credit enhancement and servicing arrangements with a surety provider. Under the terms of the agreement, GreenPoint agreed to issue additional letters of credit totaling $52 million in favor of the surety provider on four of its outstanding securitizations. Additionally, GreenPoint agreed to exercise its optional termination right and retire each transaction insured by the surety provider when the underlying loans in each securitization total 10% of the original loan balance. The exercise of this option is a standard and expected operating procedure in the securitization markets, and its projected financial statement impact is included in the projected operating results of the discontinued business. In exchange, the surety provider agreed to amend servicer termination provisions, which, prior to their amendment, would have enabled the surety provider to transfer the servicing of certain loans to a third party.

Consistent with this agreement, an additional liability under recourse exposure was recorded to recognize the additional draws that could arise from the new letters of credit. The balances and corresponding liability relating to manufactured housing securitizations included in Note 4 include the impact of the agreement. Additionally, the servicing asset valuation and the projected operating results have been adjusted to reflect the amended servicing termination provisions.

Net loss from discontinued operations for the quarter was $0.2 million and net income for the nine months ended September 30, 2002 was $1.5 million. The third quarter results included the net impact of the agreement described above and the positive impact of better than expected performance in the securitized portfolio.

During the quarter and nine months ended September 30, 2002, GreenPoint originated manufactured housing loans totaling $2 million and $106 million respectively. These loans related to commitments outstanding at December 31, 2001 and were recorded at their estimated fair value. These loans were sold during the third quarter at a sales price which approximated their previously estimated fair value.

9.                    Business Segments

The Company consists of three domestic business segments offering unique products and services. The Mortgage Banking segment specializes in Alt A and NoDoc mortgage loan products which are primarily obtained from the Company’s network of registered mortgage brokers. The Consumer Banking segment consists of 75 full service banking offices offering a variety of financial services to the Greater New York City area. The Balance Sheet Management segment includes earnings from the held for investment mortgage portfolios and other corporate investment and funding activities.

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

	Quarter Ended September 30, 2002
(In millions)	Balance Sheet Management	Consumer Banking	Sub-total Banking	Mortgage Banking	Segment Totals	Other	Consolidated Continuing Operations
Net interest income	$77.0	$59.4	$136.4	$54.5	$190.9	$—	$190.9
Loan servicing fees	—	—	—	7.4	7.4	(7.8)	(0.4)
Other fees and commissions	1.7	15.6	17.3	0.2	17.5	—	17.5
Net gain on sale of loans	—	—	—	97.7	97.7	(8.5)	89.2
Segment income (loss) before taxes	81.5	44.3	125.8	91.4	217.2	(18.3)	198.9
Non-cash items:
Depreciation	—	2.2	2.2	3.1	5.3	1.6	6.9
ESOP and stock plans expense	—	1.3	1.3	4.4	5.7	0.6	6.3
Total Assets	$14,947	$485	$15,432	$6,767	$22,199	$383	$22,582

	Quarter Ended September 30, 2001
(In millions)	Balance Sheet Management	Consumer Banking	Sub-total Banking	Mortgage Banking	Segment Totals	Other	Consolidated Continuing Operations
Net interest income	$85.0	$47.6	$132.6	$32.8	$165.4	$—	$165.4
Loan servicing fees	—	—	—	3.3	3.3	(0.1)	3.2
Other fees and commissions	2.0	11.6	13.6	(2.5)	11.1	—	11.1
Net gain on sale of loans	—	—	—	137.9	137.9	(24.6)	113.3
Segment income (loss) before taxes	89.0	22.0	111.0	113.5	224.5	(41.3)	183.2
Non-cash items:
Depreciation	—	2.2	2.2	3.4	5.6	1.6	7.2
Goodwill amortization	—	11.2	11.2	0.1	11.3	—	11.3
ESOP and stock plans expense	—	0.9	0.9	2.7	3.6	1.6	5.2
Total Assets	$13,765	$496	$14,261	$3,978	$18,239	$1,758	$19,997

	Nine Months Ended September 30, 2002
(In millions)	Balance Sheet Management	Consumer Banking	Sub-total Banking	Mortgage Banking	Segment Totals	Other	Consolidated Continuing Operations
Net interest income	$244.3	$177.8	$422.1	$139.3	$561.4	$—	$561.4
Loan servicing fees	—	—	—	18.2	18.2	(7.5)	10.7
Other fees and commissions	4.8	43.1	47.9	0.6	48.5	—	48.5
Net gain on sale of loans	—	—	—	299.5	299.5	(34.3)	265.2
Segment income (loss) before taxes	257.2	133.1	390.3	277.9	668.2	(84.0)	584.2
Non-cash items:
Depreciation	—	6.8	6.8	10.0	16.8	4.3	21.1
ESOP and stock plans expense	—	3.5	3.5	11.4	14.9	4.4	19.3
Total Assets	$14,947	$485	$15,432	$6,767	$22,199	$383	$22,582

	Nine Months Ended September 30, 2001
(In millions)	Balance Sheet Management	Consumer Banking	Sub-total Banking	Mortgage Banking	Segment Totals	Other	Consolidated Continuing Operations
Net interest income	$222.7	$150.6	$373.3	$72.0	$445.3	$—	$445.3
Loan servicing fees	—	—	—	9.3	9.3	0.4	9.7
Other fees and commissions	3.9	33.3	37.2	(3.1)	34.1	—	34.1
Net gain on sale of loans	—	—	—	338.7	338.7	(52.4)	286.3
Segment income (loss) before taxes	239.0	76.9	315.9	271.4	587.3	(106.9)	480.4
Non-cash items:
Depreciation	—	6.8	6.8	10.7	17.5	4.6	22.1
Goodwill amortization	—	33.8	33.8	0.1	33.9	—	33.9
ESOP and stock plans expense	—	2.7	2.7	7.6	10.3	4.1	14.4
Total Assets	$13,765	$496	$14,261	$3,978	$18,239	$1,758	$19,997

(1)       Balance sheet management largely consists of the mortgage portfolio, MBS and investment securities.

(2)       Consumer Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $11.4 billion and $10.7 billion for the nine months ended September 30, 2002 and 2001, respectively.

(3)       Other includes intercompany eliminations and unallocated administrative expenses.

(4)       Total assets include assets of discontinued business segment, which is included in the other column.

(5)       Intersegment revenues, in the mortgage banking segment, for the quarter and nine months ended September 30, 2002 were $16.3 million and $41.8 million. Intersegment revenues, in the mortgage banking segment, for the quarter and nine months ended September 30, 2001 were $24.7 million and $52.0 million.

10.             Stock Repurchase Program

On September 24, 2002, the Company’s Board of Directors authorized a new share repurchase program of up to 5%, or approximately five million, of its outstanding shares. The repurchase will be at the Company’s discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

The Company’s previous share repurchase program was completed during the third quarter. Under this program, the Company repurchased 5 million shares, at a cost of approximately $216 million. The repurchased shares are being held in treasury.

Shares repurchased and cost for the quarter and nine months ended September 30, 2002 is summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Shares in thousands, dollars in millions)	2002	2001	2002	2001

Number of shares repurchased	1,530	437	3,301	769
Cost of repurchases	$72	$15	$157	$27

11.             Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2002	2001	2002	2001

Net income from continuing operations	$126.5	$112.8	$369.6	$294.0
Net income (loss) from discontinued operations	(0.2)	(9.6)	1.5	(26.5)
Net income	$126.3	$103.2	$371.1	$267.5

Weighted average number of common shares outstanding during each period – basic	87.9	89.5	88.4	89.0
Effect of dilutive securities – stock options	2.0	2.4	2.3	2.2
Weighted average number of common shares and common stock equivalents outstanding during each period – diluted	89.9	91.9	90.7	91.2

Basic earnings per share:
Net income from continuing operations	$1.44	$1.26	$4.18	$3.31
Net income (loss) from discontinued operations	—	(0.11)	0.02	(0.30)
Net income	$1.44	$1.15	$4.20	$3.01

Diluted earnings per share:
Net income from continuing operations	$1.41	$1.23	$4.07	$3.22
Net income (loss) from discontinued operations	—	(0.11)	0.02	(0.29)
Net income	$1.41	$1.12	$4.09	$2.93

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Quarter Ended										Nine Months Ended
(Dollars in millions, except per share data)	Sept. 30, 2002		June 30, 2002		March 31, 2002		Dec. 31, 2001		Sept. 30, 2001		September 30,
											2002		2001
Performance Ratios – Continuing Operations (Annualized):
Return on average assets	2.38%		2.45%		2.51%		2.40%		2.46%		2.44%		2.34%
Return on average equity	27.32		27.53		27.50		20.68		20.19		27.44		18.21
Net interest margin	3.85		4.06		4.03		4.03		3.97		3.98		3.91
Net interest spread	3.72		3.91		3.88		3.73		3.68		3.83		3.59
Operating expense to average assets	1.91		2.05		2.10		2.34		2.22		2.02		2.19
Total non-interest expense to operating revenue	23.2		23.5		23.3		27.5		24.3		23.3		24.2
Efficiency ratio(1)	33.8		34.6		34.5		38.0		34.3		34.3		34.8
Average interest-earning assets to average interest-bearing liabilities	1.05	x	1.06	x	1.05	x	1.09	X	1.07	x	1.05	x	1.08	x

Per Share Data:
Basic earnings per share - continuing operations	$1.44		$1.39		$1.36		$1.30		$1.26		$4.18		$3.31
Diluted earnings per share - continuing operations	1.41		1.35		1.32		1.28		1.23		4.07		3.22
Book value per common share	21.35		20.45		19.15		18.39		25.11		N/A		N/A
Tangible book value per common share	16.94		16.09		14.82		14.00		16.33		N/A		N/A
Dividends per share	0.25		0.25		0.25		0.25		0.25		0.75		0.75
Shares used in calculations (in thousands):
Average(2)	89,905		90,968		91,346		90,292		91,892		90,733		91,206
Period-end(3)	89,415		90,609		91,372		90,108		91,755		N/A		N/A
Total	98,362		99,402		100,119		99,762		101,031		N/A		N/A

Asset Quality Ratios - continuing operations:
Non-accruing loans held for investment to mortgage loans held for investment	1.57%		1.60%		1.67%		1.72%		1.70%
Non-accruing loans held for sale to mortgage loans held for sale	0.99		0.95		0.78		0.73		0.55
Non-performing assets to total assets	1.02		1.02		0.98		1.06		0.97
Allowance for loan losses to non-performing loans held for investment	48.4		47.5		45.5		43.5		54.0
Allowance for loan losses to mortgage loans held for investment	0.76		0.76		0.76		0.75		0.92
Net loan charge-off experience (annualized) to average mortgage loans held for investment	0.02		0.01		0.02		0.05		0.04		0.02		0.03
Ratio of allowance for loan losses (annualized) to net charge-offs	42.8	x	57.3	x	43.1	x	16.0	x	25.7	x	46.9	x	30.5	x

Capital Data:
Tier I Capital (to risk weighted assets)	11.66%		12.07%		11.42%		10.10%		9.79%
Total Risk Based Capital (to risk weighted assets)	13.25		13.77		13.09		11.72		11.36
Tier I Capital to average assets	7.86		8.05		7.82		7.23		8.80
Tangible equity to tangible managed assets	5.68		5.90		5.40		5.06		5.60
Tangible equity to managed receivables	7.27		7.51		7.17		6.17		6.72
Purchase of treasury stock	$72		$72		$13		$44		$15		$157		$27

Other Data:
Mortgage loan originations	$9,730		$7,041		$6,434		$8,428		$6,792		$23,205		$17,857
Total managed assets(4)	26,456		24,620		25,642		25,133		26,890
Total managed receivables(5)	20,338		18,990		19,024		20,256		21,720
Earnings to combined fixed charges:(6)
Excluding interest on deposits	19.09	x	15.92	x	16.52	x	16.41	x	15.64	x	17.22	x	13.31	x
Including interest on deposits	3.49	x	3.28	x	3.09	x	2.79	x	2.52	x	3.28	x	2.24	x
Full-service consumer bank offices	75		74		74		74		74		N/A		N/A

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

1.                    GENERAL

GreenPoint Financial Corp. (the “Company” or “GreenPoint”) a leading national specialty housing finance company with more than $25 billion in mortgage originations in 2001, has two principal businesses. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, is a leading national lender in non-conforming residential mortgages, specializing in “Alternative A” (“Alt A”) mortgage loans. GreenPoint Bank (the “Bank”), a New York State chartered savings bank, is the third largest thrift depository in the Greater New York area with $11 billion in deposits in 75 branches serving more than 400,000 households.

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

2.       OPERATING RESULTS – CONTINUING OPERATIONS

Overview of third quarter 2002 financial results:

•                        Net income from continuing operations for the third quarter of 2002 was $1.41 per diluted share, or $127 million, an increase of 15% over the third quarter of 2001. The results reflect strength in the Company’s specialty mortgage and consumer banking business. The mortgage banking business experienced a record level of originations as the favorable interest rate environment provided an ideal climate for continued growth. The consumer banking business continued to experience growth in core deposits, leading to a significant improvement in profitability, compared with the quarter and nine month periods of a year ago.

•                        Total mortgage loan originations for the third quarter of 2002 were $9.7 billion, an increase of 43% over the $6.8 billion originated during the third quarter of 2001 and 38% over the $7.0 billion of the second quarter.

•                        Mortgage sales and securitizations totaled $6.3 billion resulting in realized gains of $89 million, compared with sales and securitizations of $5.2 billion and a gain of $113 million in the comparative quarter a year ago.

•                        Net interest income from continuing operations totaled $191 million, an increase of 15% over the $165 million in the third quarter of 2001. The net interest margin was 3.85%, decreasing from 3.97% in the third quarter of 2001.

•                        Core deposits grew 5% during the third quarter to a balance of $6.2 billion. The core deposit balance increased $1.3 billion, or 27%, since the beginning of the year.

•                        Consumer banking fees increased 40% over the third quarter of 2001.

•                        A $4 million impairment charge associated with the mortgage loan servicing asset was recorded as a result of increased prepayment speeds.

•                        Asset quality in the mortgage portfolio remained very strong. Non-performing loans held for investment were 1.57% of mortgage loans held for investment, compared with 1.70% at the end of the third quarter a year ago.

•                        GreenPoint continues to maintain a strong capital position with a leverage ratio of 7.86%, a Tier 1 risk-based ratio of 11.66% and a total risk-based capital ratio of 13.25% at September 30, 2002.

•                        The net loss from the discontinued manufactured housing business was $0.2 million, reflecting a performance consistent with projections made at the time the business was discontinued.

Business Segment Results:

•                        The Mortgage Banking business earned $91 million before taxes, down from $114 million in the third quarter of 2001. The reduction was a result of a decrease in loan sales and securitization revenues due to a decline in the average gain on sale margin, partially offset by an increase in net interest income. Segment income for the nine months ended September 30, 2002 increased to $278 million versus $271 million in the same period a year ago, principally due to an increase in net interest income from $72 million to $139 million as a result of a higher average balance in mortgage loans held for sale. This was partially offset by a drop in loan sales and securitization revenues from $339 million to $300 million.

•                        The Consumer Banking business, which includes spreads earned on average deposits of $11.3 billion and consumer banking fees, had income of $44 million and $133 million, respectively, for the quarter and nine months ended September 30, 2002, an increase of 101% and 73%, respectively over the year ago periods. The growth reflects higher core deposit balances, wider spreads earned on those balances, and higher fee income which grew 34% and 29% respectively, over the comparable periods of 2001. The increase over the year ago period was also due to the discontinuance of goodwill amortization of $11 million and $34 million for the quarter and nine months ended September 30, 2001, due to an accounting rule change that took effect January 1, 2002.

•                        The Balance Sheet Management segment derives earnings from the spread between yields on loans and marketable securities, and funding costs, which are comprised of deposit balances at their match-funded transfer-priced rates and wholesale funds. Net income before taxes was $82 million and $257 million, respectively, for the quarter and nine months ended September 30, 2002, compared with $89 million and $239 million in the same periods a year ago.

•                        When combined, the Consumer Banking and Balance Sheet Management segments present a complete picture of the Company’s traditional banking business. It portrays a depository institution which includes deposit gathering, associated fee income, and the investment of those deposits, and additional market borrowings. The total banking business earned before taxes, $126 million and $390 million, respectively, for the quarter and nine months end September 30, 2002, compared with $111 million and $316 million in prior comparative periods. As such, it provided more than half of pretax income before unallocated corporate expenses and eliminations, with the mortgage-banking segment providing the remainder.

Supplemental Performance Measurements - Cash Earnings

Cash earnings is a non-GAAP measurement that GreenPoint defines as net income from continuing operations less non-cash charges related to goodwill and the Employee Stock Ownership Plan (“ESOP”). These non-cash expenses, unlike other expenses incurred by the Company, do not reduce GreenPoint’s tangible capital thereby enabling the Company to increase shareholder value through the growth of earning assets, increases in cash dividends and additional repurchases of the Company’s stock.

	Quarter Ended					Nine Months Ended
	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 30, 2001	Sept. 30, 2001	September 30,
						2002	2001
Net income from continuing operations	$127	$123	$120	$115	$113	$370	$294
Add back:
Goodwill amortization	—	—	—	11	11	—	34
Employee Stock Ownership and stock plans expense	6	7	6	5	5	19	14
Cash earnings from continuing operations	$133	$130	$126	$131	$129	$389	$342

Cash earnings per share(1)	$1.48	$1.43	$1.38	$1.45	$1.41	$4.29	$3.75

Performance Ratios (Annualized)
Cash earnings return on average assets	2.50%	2.59%	2.64%	2.73%	2.82%	2.57%	2.73%
Cash earnings return on average equity	28.67	29.11	28.87	23.49	23.16	28.87	21.20
Cash earnings return on tangible equity	37.43	37.75	37.66	37.13	37.15	37.60	35.36

(1)       Based on the weighted average shares used to calculate diluted earnings per share.

Net Interest Income

Net interest income in continuing operations, on a fully taxable-equivalent basis, increased by $24 million and $115 million, or 14% and 25%, to $193 million and $569 million for the quarter and nine months ended September 30, 2002. Net interest income benefited from an increase in average earning assets, while the net interest margin decreased to 3.85% from 3.97% in the comparable quarter a year ago, due primarily to a higher level of prepayments in the mortgage loan and mortgage-backed security portfolios. The net interest margin for the comparable nine month periods increased to 3.98% from 3.91%.

Average earning assets increased by $3.0 billion and $3.6 billion, or 18% and 24% to $20.1 billion in the quarter and $19.1 billion in the nine-month period from $17.1 billion and $15.5 billion a year ago. The increase from the prior year third quarter reflected growth in loans held for sale due to higher origination volume, and higher investment securities. The increase in the year-to-date comparisons also resulted from a higher average balance of mortgage loans held for investment. The yield on interest-earning assets and rates paid on interest-bearing liabilities declined in both the quarterly and year-to-date comparison due to declining market interest rates.

The growth in average earning assets was funded in part by a substantial growth in core deposits as the average balance increased 34% over the prior years third quarter. For the nine month period, average core deposits was 24% higher than 2001. The growth reflects the success of the Company’s checking account promotions and the continued expansion of products and services offered by the banking franchise.

Average Consolidated Balance Sheet, Interest and Rates

The following table sets forth certain information relating to the continuing operations of the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the quarter ended September 30, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Quarter Ended
	September 30, 2002				September 30, 2001
(Taxable-equivalent interest and rates, in millions)(1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment(2)	$9,944		$181.1	7.28%	$9,967		$202.5	8.13%
Other loans(2)	20		0.4	8.22	22		0.5	8.46
Loans held for sale	5,354		85.8	6.35	3,100		61.0	7.81
Securities(3)	4,531		58.9	5.20	3,665		60.1	6.55
Other interest-earning assets	280		5.1	7.31	335		11.9	14.07
Total interest-earning assets	20,129		331.3	6.57	17,089		336.0	7.85
Non-interest earning assets(4)	1,136				1,268
Total assets	$21,265				$18,357

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,310		4.2	1.30	$1,198		6.1	2.01
Demand deposits and N.O.W.	1,558		6.6	1.67	583		0.7	0.45
Money market and variable rate savings	3,197		14.7	1.83	2,761		20.5	2.96
Total core deposits	6,065		25.5	1.68	4,542		27.3	2.38
Term certificates of deposit	5,207		43.6	3.32	6,248		79.8	5.07
Total deposits	11,272		69.1	2.44	10,790		107.1	3.94
Mortgagors’ escrow	81		0.3	1.68	97		0.5	1.85
Borrowed funds	7,444		60.3	3.18	4,537		49.4	4.28
Senior bank notes	20		0.4	6.86	134		2.4	7.04
Subordinated bank notes	150		3.5	9.36	150		3.5	9.36
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200		4.6	9.16	200		4.6	9.16
Total interest-bearing liabilities	19,167		138.2	2.85	15,908		167.5	4.17
Other liabilities(5)	246				214
Total liabilities	19,413				16,122
Stockholders’ equity	1,852				2,235
Total liabilities and stockholders’ equity	$21,265				$18,357
Net interest income/interest rate spread(6)			$193.1	3.72%			$168.5	3.68%
Net interest-earning assets/net interest margin(7)	$962			3.85%	$1,181			3.97%
Ratio of interest-earning assets to interest-earning liabilities	1.05	x			1.07	x

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

Average Consolidated Balance Sheet, Interest and Rates

The following table sets forth certain information relating to the continuing operations of the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the nine months ended September 30, 2002 and 2001, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Nine Months Ended
	September 30, 2002			September 30, 2001
(Taxable-equivalent interest and rates, in millions)(1)	Average Balance	Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment(2)	$10,019	$561.9	7.48%	$8,991		$567.5	8.42%
Other loans(2)	20	1.3	8.49	22		1.5	8.65
Loans held for sale	4,355	212.2	6.51	2,594		154.3	7.96
Securities(3)	4,419	185.6	5.60	3,484		177.6	6.80
Other interest-earning assets	291	22.1	10.20	372		34.9	12.56
Total interest-earning assets	19,104	983.1	6.87	15,463		935.8	8.07
Non-interest earning assets(4)	1,060			1,282
Total assets	$20,164			$16,745

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,284	13.0	1.36	$1,207		18.2	2.01
Demand deposits and N.O.W.	1,083	10.4	1.28	580		2.0	0.46
Money market and variable rate savings	3,157	44.6	1.89	2,654		63.6	3.21
Total core deposits	5,524	68.0	1.65	4,441		83.8	2.52
Term certificates of deposit	5,463	152.1	3.72	6,497		265.6	5.47
Total deposits	10,987	220.1	2.68	10,938		349.4	4.27
Mortgagors’ escrow	83	1.1	1.72	97		1.3	1.82
Borrowed funds	6,653	163.8	3.25	2,852		100.3	4.64
Senior bank notes	96	4.9	6.76	134		7.1	7.04
Subordinated bank notes	150	10.5	9.36	150		10.5	9.36
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	13.7	9.16	200		13.7	9.16
Total interest-bearing liabilities	18,169	414.1	3.03	14,371		482.3	4.48
Other liabilities(5)	199			221
Total liabilities	18,368			14,592
Stockholders’ equity	1,796			2,153
Total liabilities and stockholders’ equity	$20,164			$16,745
Net interest income/interest rate spread(6)		$569.0	3.83%			$453.5	3.59%
Net interest-earning assets/net interest margin(7)	$935		3.98%	$1,092			3.91%
Ratio of interest-earning assets to interest-earning liabilities	1.05			1.08	x

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

	Quarter Ended Sept. 30, 2002 Compared to Quarter Ended Sept. 30, 2001 Increase/(Decrease)			Nine Months Ended Sept. 30, 2002 Compared to Nine Months Ended Sept. 30, 2001 Increase/(Decrease)
	Due to			Due to
(In millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Mortgage loans held for investment(1)	$(0.5)	$(20.9)	$(21.4)	$61.2	$(66.8)	$(5.6)
Other loans(1)	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Loans held for sale	37.9	(13.1)	24.8	89.8	(31.9)	57.9
Securities	12.6	(13.8)	(1.2)	42.6	(34.6)	8.0
Other interest-earning assets	(1.7)	(5.1)	(6.8)	(6.8)	(6.0)	(12.8)
Total interest earned on assets	48.2	(52.9)	(4.7)	186.6	(139.3)	47.3
Savings	0.5	(2.4)	(1.9)	1.1	(6.3)	(5.2)
Demand deposits and N.O.W.	2.3	3.6	5.9	2.8	5.6	8.4
Money market and variable rate savings	2.9	(8.7)	(5.8)	10.5	(29.5)	(19.0)
Term certificates of deposit	(11.8)	(24.4)	(36.2)	(37.8)	(75.7)	(113.5)
Mortgagors’ escrow	(0.1)	(0.1)	(0.2)	(0.2)	—	(0.2)
Other borrowed funds	25.9	(15.0)	10.9	101.0	(37.5)	63.5
Senior bank notes	(1.9)	(0.1)	(2.0)	(1.9)	(0.3)	(2.2)
Subordinated bank notes	—	—	—	—	—	—
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	—	—	—	—	—	—
Total interest paid on liabilities	17.8	(47.1)	(29.3)	75.5	(143.7)	(68.2)
Net change in net interest income	$30.4	$(5.8)	$24.6	$111.1	$4.4	$115.5

(1)       In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

Provision for loan losses

The provision for loan losses was $0.5 million for the third quarter of 2002 and $1.2 million for the first nine months of 2002, down from $0.9 million and $2.2 million, respectively for the comparable 2001 periods. The provision equaled net charge-offs for all periods.

Non-Interest Income

The following table summarizes the components of non-interest income:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Income from fees and commissions:
Loan servicing fees	$(0.4)	$3.2	$10.7	$9.7
Banking services fees and commissions	15.4	11.0	42.4	32.6
Fees, commissions and other income	2.1	0.1	6.1	1.5
Total income from fees and commissions	17.1	14.3	59.2	43.8
Net gain on sales of mortgage loans	89.2	113.3	265.2	286.3
Change in valuation of retained interests	(0.1)	(0.4)	(7.2)	(0.4)
Net gain on securities	3.9	4.1	10.7	16.0
Total non-interest income	$110.1	$131.3	$327.9	$345.7

Non-interest income in the third quarter was $110 million, down 16% from the comparable period a year ago. The decline versus the year ago period was due to a smaller net gain on sale of mortgage loans. The gain on sale of loans is described in further detail in the following paragraphs.

Income from fees and commissions was $17 million and $59 million for the quarter and nine months ended September 30, 2002, versus $14 million and $44 million in the year ago periods. The increase included a $4 million and $10 million increase in banking fees due to an increase in the number of checking accounts. The $4 million decline in loan servicing fees for the third quarter, reflects the impact of a $4 million servicing asset impairment recorded in the quarter.

Gain on sale of loans:

The following table summarizes loans sold and average margins earned:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Whole loan – Mortgage:
Sales	$6,293	$5,099	$17,690	$11,938
Gain on sale	$88	$111	$258	$270
Average margin	1.40%	2.21%	1.46%	2.27%
Average margin by product type:
Specialty products(1)	2.86%	3.40%	2.93%	3.17%
Home equity / Seconds	1.13%	3.28%	1.23%	3.23%
Agency / Jumbo	0.59%	0.75%	0.62%	0.76%
Securitizations – Mortgage:
Sales	$49	$60	$275	$535
Gain on sale(2)	$1	$2	$7	$16
Average margin	2.27%	3.07%	2.53%	2.99%

(1)  Specialty products includes: Alt A, No Doc and A minus programs.

(2)  Includes draws from prior period securitizations.

Gain on sale of mortgage loans declined for the quarter and nine months ended September 30, 2002, versus the comparable periods a year ago, principally due to a lower average sale margin. The sale margin was 140 and 146 basis points compared to 221 and 227 basis points for the third quarter and nine months ended September 30, 2001. The lower margin is the result of a change in product mix as the prior year included a higher proportion of specialty products sold, and lower margins earned on specialty product and agency loans. As a percentage of total mortgage loans sold, specialty mortgages sold were 33% and 35% for the quarter and nine months ended September 30, 2002, compared with 53% and 59% for the corresponding periods in 2001. The margins on specialty products declined to 286 basis points from 340 basis points in the third quarter of 2001 while agency / jumbo margins declined to 59 basis points from 75 basis points in the prior year’s third quarter.

During the third quarter of 2002, $655 million of home equity and second mortgage loans were sold as whole loans. In prior periods these loans had been securitized. In contrast to securitizations, the whole loan sales result in the transfer of credit and prepayment risk to the investor. In the third quarter and nine months ended September 30, 2002, the Company did recognize a gain of $1 million and $7 million, respectively, related to previously securitized home equity lines of credit. These gains compared to $2 million and $16 million in the year ago periods which included both previously and newly securitized home equity lines.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Salaries and benefits	$49.2	$48.0	$145.9	$131.4
Employee Stock Ownership and stock plans expense	6.3	5.2	19.3	14.4
Net expense of premises and equipment	18.1	19.7	53.6	55.1
Advertising	4.0	2.0	12.6	6.0
Federal deposit insurance premiums	0.4	0.5	1.4	1.6
Other administrative expenses	23.6	26.4	72.2	67.1
Total general and administrative expenses	101.6	101.8	305.0	275.6
Other real estate owned operating income, net	—	(0.5)	(1.1)	(1.1)
Goodwill amortization	—	11.3	—	33.9
Total non-interest expense	$101.6	$112.6	$303.9	$308.4

Excluding goodwill amortization expense and other real estate owned operating income, total general and administrative expense was flat compared with the year ago quarter and increased $29 million to $305 million from $276 million for the nine months ended September 30, 2002. Non-interest expense in the third quarter of 2002 benefited from one-time items totaling $3 million. A reserve set up at the time of the Headlands Mortgage Company acquisition was released, partly offset by non-recurring outsourcing and other staff related charges.

Salaries and benefits increased $1 million and $14 million for the quarter and nine months ended September 30, 2002, principally due to additional staff and incentive commissions related to the higher mortgage volume. Employee stock ownership and stock plans expense increased $1 million and $5 million due to a higher average stock price versus the same periods a year ago. Increases of $2 million and $7 million in advertising expense in the quarter and year to date periods reflected consumer-banking promotions associated with core deposit growth initiatives. The decrease of $3 million in other administrative costs for the quarter was a result of the one-time items referred to above.

The increase in non-interest expense for the nine months ended September 30, 2002 versus the same period a year ago, was primarily associated with increased loan servicing personnel and mortgage loan processing costs. The Company’s efficiency ratio, which relates operating expenses to revenues, was 33.8% for the third quarter of 2002, compared with 34.3% in the year ago quarter.

Income Tax Expense

Income tax expense increased $2 million, or 3%, to $72 million for the third quarter of 2002 and $28 million, or 15%, to $215 million for the nine months ended September 30, 2002, versus the comparable periods a year ago. The rise in the current quarter and nine month periods, compared to 2001, is due to higher pre-tax income partially offset by a decline in the effective tax rate from 38.4% and 38.8% in the third quarter and first nine months, of 2001 to 36.4% and 36.7% in the third quarter and first nine months of 2002.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Mortgage:
Total applications received	$20,478	$13,302	$47,552	$36,660
Loans originated:
Specialty products	$2,689	$3,236	$7,335	$8,589
Home equity / Seconds	646	397	1,958	1,220
Agency / Jumbo	6,395	3,159	13,912	8,048
Total loans originated	$9,730	$6,792	$23,205	$17,857
Commitments to originate loans (end of period)	$9,415	$7,449	$9,415	$7,449
Loans held for sale (end of period)	$6,336	$3,703	$6,336	$3,703

Total loan originations during the quarter for the mortgage business were $9.7 billion, up from $6.8 billion during the third quarter of 2001. For the nine months ended September 30th, loan originations were $23.2 billion, up from $17.9 billion for the comparable period a year ago. Specialty product originations were $2.7 billion and $7.3 billion for the quarter and nine months ended September 30, 2002, down from $3.2 billion and $8.6 billion in the comparable period a year ago. Agency / Jumbo originations increased from $3.2 billion to $6.4 billion and from $8.0 billion to $13.9 billion, respectively, for the quarter and nine months ended September 30, 2002 versus the same periods a year ago. The change in loan origination product mix reflects the declining interest rate environment and strong demand for mortgage refinancing.

Non-Performing Assets:

Non-performing assets consist of non-accruing loans and other real estate owned. GreenPoint reports non-accruing loans separately for the held for investment and held for sale portfolios. The ratio of non-accruing loans held for investment to mortgage loans held for investment fell to 1.57% at September 30, 2002 from 1.72% at December 31, 2001 while the ratio of non-performing assets to total assets fell to 1.02% at September 30, 2002 from 1.06% at December 31, 2001. GreenPoint attempts to convert these assets to interest-earning assets as quickly as possible, while minimizing potential losses on conversion.

Non-performing loans held for sale represent delinquent loans in the mortgage warehouse that mostly have been acquired as repurchases against representations and warranties. These loans increased to $63 million at the end of the third quarter from $31 million at December 31, 2001. The volume increase has mirrored growth in loans sold in the past two years. GreenPoint maintains a valuation reserve through which the value of these loans is adjusted to the estimated fair value.

Non-performing assets, were as follows:

(In millions)	Sept. 30, 2002	Dec. 31, 2001
Non-accruing loans receivable held for investment:
Mortgage loans secured by:
Residential one-to four-family	$136	$146
Residential multi-family	7	8
Commercial property	11	14
Other loans	—	4
Total non-accruing loans receivable held for investment(1)	154	172
Non-accruing loans receivable held for sale	63	31
Total non-accruing loans	217	203
Total other real estate owned, net	14	10
Total non-performing assets	$231	$213

(1)       Includes $4 million and $7 million of non-accrual mortgage loans under 90 days past due at September 30, 2002 and December 31, 2001, respectively.

Loan Servicing Portfolio

The following table summarizes the dollar amount of loans serviced for GreenPoint and for others:

(In millions)	Sept. 30, 2002	Dec. 31, 2001
Mortgage:
Serviced for GreenPoint(1)	$15,383	$13,978
Serviced for others (third parties)	11,942	11,796
Total loan servicing portfolio	$27,325	$25,774

(1)       Includes loans held for sale and loans held for investment at end of period.

Allowance for Possible Loan Losses:

The following is a summary of the provision and allowance for possible loan losses:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001
Balance at beginning of period	$77.7	$113.0	$80.6	$113.0
Provision charged to income:
Continuing	0.5	0.9	1.2	2.2
Discontinued	(0.3)	7.2	(0.4)	16.3
Charge-offs:
Mortgage	(0.5)	(0.9)	(1.2)	(4.1)
Manufactured housing	—	(10.9)	—	(28.0)
Manufactured housing – transfer to loans receivable held for sale	—	—	(2.9)	—
Recoveries:
Mortgage	—	—	—	0.2
Manufactured housing	0.3	3.7	0.4	13.4
Balance at end of period	$77.7	$113.0	$77.7	$113.0

Net mortgage loan charge-offs were approximately $0.5 million and $1.2 million for the quarter and nine months ended September 30, 2002, down from $0.9 million and $2.2 million in the year ago periods.

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of September 30, 2002, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal banking regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. As of September 30, 2002, the Bank was well capitalized based on the prompt corrective action guidelines.

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

The Company’s Total Capital and Tier 1 Capital (to risk weighted assets) improved from 11.72% and 10.10%, respectively, at December 31, 2001 to 13.25% and 11.66%, respectively at September 30, 2002. The improvement in the ratios is attributable to the growth in tangible capital from earnings. The Company’s ratio of period-end stockholders’ equity to ending total assets at September 30, 2002 was 8.45% compared to 8.20% at December 31, 2001.

In October of 2001 the FDIC approved a final rule revising the regulatory capital treatment of recourse, direct credit substitutes, and residual interests in securitizations. The final rule is effective for transactions settled on or after January 1, 2002, with a one-year transition rule for transactions settled before that date. For transactions settled before January 1, 2002, banks can delay adoption of any provision until December 31, 2002 if adoption would result in an increased capital charge. Management is in the process of assessing the impact of the final rule in connection with both continuing operations and the discontinued business and does not expect the new rule to have a significant impact on GreenPoint’s risk based capital ratios, when fully implemented.

	Actual		Required for Capital Adequacy Purposes
(In millions)	Amount	Ratio	Amount	Ratio
As of September 30, 2002
Total Capital (to Risk Weighted Assets):
Company	$1,899	13.25%	$1,147	8.00%
Bank	1,884	13.15	1,147	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,671	11.66%	$573	4.00%
Bank	1,657	11.56	573	4.00
Tier 1 Capital (to Average Assets):
Company	$1,671	7.86%	$851	4.00%
Bank	1,657	7.79	851	4.00

As of December 31, 2001
Total Capital (to Risk Weighted Assets):
Company	$1,669	11.72%	$1,139	8.00%
Bank	1,656	11.63	1,139	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,438	10.10%	$570	4.00%
Bank	1,426	10.01	570	4.00
Tier 1 Capital (to Average Assets):
Company	$1,438	7.23%	$796	4.00%
Bank	1,426	7.17	795	4.00

Consolidated Statement of Financial Condition

Total assets of $22.6 billion at September 30, 2002 increased from $20.2 billion at December 31, 2001. The balance sheet reflects growth in the securities portfolio of $1.1 billion and loans receivable held for sale of $1.4 billion. Loans receivable held for sale rose due to increased mortgage production. This was partially offset by the first quarter sale of manufactured housing loans with a principal balance of $843 million. The sale proceeds of the manufactured housing loans were reinvested in securities available for sale.

The balance of core deposits increased $1.3 billion since year-end 2001, reflecting the success of a variety of initiatives to attract checking accounts. This growth was offset in part by a decline of $657 million in higher-cost certificates of deposit. Market borrowings increased $1.7 billion since year-end 2001, reflecting the net additional funding needed due to the increase in mortgage origination volume.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 3 – Quantitative and Qualitative Disclosure about Market Risk

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

Interest Rate Risk Position:

The Company’s income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. One measure of interest rate risk sensitivity is provided by the accompanying net gap analysis, which organizes assets and liabilities according to the time period in which they reprice or mature. More assets than liabilities repricing in a period (a positive gap) implies earnings will rise as interest rates rise, and decline as interest rates decline. More liabilities than assets repricing (a negative gap) implies declining income as rates rise and rising income as rates fall. For many of the Company’s assets and liabilities, the maturity or repricing date is not determinable with certainty. For example, the Company’s mortgage loans and its mortgage-backed securities can be prepaid before contractual amortization and/or maturity. Also, repricing of the Company’s non-time deposits is subject to management’s evaluation of the existing interest rate environment, current funding and liquidity needs, and other factors influencing the market competition for such deposits. The amounts in the accompanying table reflect management’s judgment of the most likely repricing schedule; actual results may vary from those detailed herein.

These repricing relationships do not consider the impact that rate movements might have on other components of the Bank’s risk profile. For example, an increase in interest rates, while implying that earnings will rise in a positive gap period, might also result in higher credit or default risk due to a higher probability of borrowers being unable to pay the contractual payments on loans. Likewise, a decrease in rates might result in an increase in the risk that funds received from loan and securities prepayments are reinvested at lower rates and/or spreads. The management of these risks is discussed more fully in the section covering earnings at risk.

The following table presents the Company’s interest rate sensitivity gap position as of September 30, 2002:

Interest Rate Sensitivity Gap Analysis	At September 30, 2002
(Dollars in millions)	Within One Year	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More than 5 Years to 9 Years	More Than 9 Years	Total
Total loans, net	$11,202	$2,736	$1,115	$731	$362	$16,146
Money market investments	114	—	—	—	—	114
Securities	3,148	729	217	181	446	4,721
Other interest-earning assets	141	—	—	—	—	141
Total interest-earning assets	14,605	3,465	1,332	912	808	21,122
Cash and due from banks	236	—	—	—	—	236
Servicing assets	21	32	22	25	19	119
Other non-interest earning assets	748	75	75	151	56	1,105
Total assets	$15,610	$3,572	$1,429	$1,088	$883	$22,582

Term certificates of deposit	$2,544	$2,257	$389	$12	$—	$5,202
Core deposits	1,624	1,990	731	629	1,181	6,155
Total deposits	4,168	4,247	1,120	641	1,181	11,357
Securities sold under agreements to repurchase and other short term borrowings	1,886	1,000	100	300	—	3,286
Federal Home Loan Bank advances	2,750	750	200	1,100	—	4,800
Senior bank notes	—	—	—	—	—	—
Subordinated bank debt	—	—	—	150	—	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	—	—	200	—	—	200
Mortgagors’ escrow	12	18	14	18	27	89
Total interest-bearing liabilities	8,816	6,015	1,634	2,209	1,208	19,882
Other liabilities	791	—	—	—	—	791
Stockholders’ equity	—	—	—	—	1,909	1,909
Total liabilities and stockholders’ equity	$9,607	$6,015	$1,634	$2,209	$3,117	$22,582
Interest rate sensitivity gap	$6,003	$(2,443)	$(205)	$(1,121)	$(2,234)
Cumulative interest rate sensitivity gap	$6,003	$3,560	$3,355	$2,234	—
Cumulative interest rate sensitivity gap as a percentage of total assets at September 30, 2002	26.6%	15.8%	14.9%	9.9%

As of September 30, 2002, the cumulative volume of assets maturing or repricing within one year exceeded liabilities by $6.0 billion, or 26.6% of total assets. This compares to a positive GAP of $4.4 billion at June 30, 2002. As interest rates fell to near historic lows in the third quarter, the effective repricing schedule of the Company’s mortgage portfolio shortened based upon faster assumed prepayments. Also during the quarter, the Company’s core deposits, which are assumed to have relatively slow repricing characteristics, continued to grow. Certificates of deposits, with relatively short maturities, declined. Finally, in response to historically low interest rates, the Company extended its market borrowings, such as Federal Home Loan Bank advances and repurchase agreements.

Derivative Financial Instruments:

The Company does currently utilize derivative instruments to manage its exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held for sale. Prior to the closing of a loan, the Company generally extends an interest rate lock commitment to the borrower. The Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate lock commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments.) These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates. At September 30, 2002, the Company had mandatory forward delivery commitments outstanding amounting to $2.3 billion.

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

The earnings simulation model gives effect to management assumptions concerning the repricing of assets, liabilities and derivative financial instruments, as well as business volumes, under a variety of hypothetical interest rate scenarios. These hypothetical scenarios incorporate parallel shifts in interest rates of plus or minus 100, 200 and 300 basis points. In addition, deterministic non-parallel flattening and steepening scenarios are also incorporated into the interest rate risk management process.

The most crucial management assumptions, which are incorporated into the earnings simulation model, concern prepayments on the Company’s mortgage loan and mortgage-backed securities portfolios and the pricing of consumer deposits in various interest rate environments. As interest rates decline, mortgage prepayments tend to increase, reducing loan portfolio growth and lowering the portfolio’s average yield. Rates on non-maturity deposits rise and fall with the general level of interest rates, but tend to move less than proportionately. Rates offered on consumer certificates of deposit tend to move in close concert with market rates, though history suggests that they increase less rapidly when market rates rise. Extensive historical analysis shows that the Company’s deposit volumes are relatively insensitive to interest rate movements within the range encompassed in the parallel shift scenarios. Management has included all derivative and other financial instruments that have a material effect in calculating the Company’s potential earnings at risk. The fair values of the company’s servicing assets and retained interests from securitizations are directly affected by the level of prepayments associated with the underlying loans. As interest rates decline the value of these assets will decline. Conversely as interest rates rise, the value of these assets will increase.

Based on this model, at September 30, 2002, the Company’s potential net interest income at risk to a gradual, parallel 200 basis point decline in market interest rates over the next twelve months, was a decline of approximately 8.0% of net income over the next twelve months. Conversely, a gradual 300 basis point increase in interest rates over the next twelve months would result in a projected increase in net interest income of 6.0% over what would be earned if rates remained constant.

ALCO continuously monitors the Company’s risk profile as it changes, and alters the rate sensitivity to ensure limits are adhered to, and that the resulting risk profile is appropriate to its views on the likely course of interest rates and developments in its core businesses.

Credit Risk Management

The Company originates mortgage loans for its own portfolio and for disposition in the secondary markets in the form of whole loan sales and securitizations. In general, whole loan sales transfer the credit risk to the purchasers. In contrast, for loans placed in the portfolio, or for loans securitized, the Company retains all or much of the credit risk. As of December 31, 2001, the Company discontinued the origination of manufactured housing loans. However, it continues to service its manufactured housing loan portfolio, including its securitized loan pools.

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

Risk Management personnel monitor closely the performance of all loans on which the Company retains credit risk. Upon securitization or sale, assumptions are made by executive management, independent of the business unit, regarding the default, recovery and voluntary prepayment rates. Each pool of loans is reviewed monthly to ensure that performance is meeting those expectations.

Risk Management reviews monthly the delinquency and loss trends in all of the mortgage and manufactured housing loans serviced by the Company, whether or not it retains credit exposure. These reviews are intended to identify significant changes in credit quality which may indicate changes to the Company’s exposures or to the efficacy of its underwriting of loans sold to other investors. Such changes could prompt adjustments to the Company’s underwriting criteria or servicing procedures. The Company also closely monitors trends in delinquent and non-performing loans through cycles in the economy and in the real estate market. These economic and performance trends are analyzed and incorporated in the ongoing fine-tuning of lending practices. GreenPoint’s loan origination activity is geographically diversified throughout the U.S.

The Company uses various collection strategies and works to maintain contact with the borrowers in order to obtain repayment. Collection activities for GreenPoint Mortgage are centralized in a servicing unit in Columbus, Georgia. GreenPoint Credit’s remarketing activities are decentralized among its regional offices in order to repossess and liquidate collateral more effectively, thereby minimizing the loss severity. During the third quarter of 2002 certain collection activities previously conducted through the regional offices were centralized in a new default management center in Atlanta, Georgia. The centralization is expected to promote effective and timely collection activities and loss mitigation efforts.

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

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (“Act”)), which are designed to ensure that information required to be disclosed by the Company in the periodic reports it files under the Act is recorded, processed, summarized and reported in a timely manner, are effective based on their evaluation of these controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (“Evaluation Date”).

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weakness.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

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

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 5 – Other Information

Shareholder Proposals

In order to ensure an appropriate amount of time to comply with all of the applicable requirements under recently enacted legislation and rules, the Company’s 2003 annual meeting of shareholders is currently scheduled to be held on April 29, 2003 (and not April 8, 2003, as previously disclosed in the Company’s second quarter 2002 Form 10-Q). Accordingly, as originally disclosed in the Company’s 2002 Proxy Statement, in order to be eligible for inclusion in the Company’s proxy materials for its 2003 annual meeting, any shareholder proposal to take action at such meeting must be received at the Company’s main office at 90 Park Avenue, New York, New York 10016, no later than November 29, 2002. Any such proposal shall be subject to the requirements of the Company’s Bylaws and the proxy rules adopted under the Securities Exchange Act of 1934.

Preapproval of Non-Audit Services

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, the Audit Committee of the Board of Directors of the Company has preapproved the provision of (i) tax consulting services and (ii) consulting services in connection with a review of hedging strategies to the Company by its independent auditor, PricewaterhouseCoopers LLP, as permitted by subsection (h) of Section 10A.

GREENPOINT FINANCIAL CORP. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number:
	12.1	Ratios of Earnings to Combined Fixed Charges

	99.1	Certification of Periodic Report of Thomas S. Johnson, Chairman and Chief Executive Officer

	99.2	Certification of Periodic Report of Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer

(b)     Reports on Form 8-K

On August 9, 2002, GreenPoint filed a current report on Form 8-K in connection with the issuance of an administrative order (Order No. 4-460 (the “Order”)) by the Securities and Exchange Commission (the “Commission”) on June 27, 2002, requiring the principal executive officer and the principal financial officer of 947 companies, including GreenPoint, to file statements under oath regarding the accuracy of those companies’ most recent annual report, as well as all quarterly reports and other filings made with the Commission since the filing of the annual report, and the consultation by such officers with the audit committee or independent directors of their boards of directors. A copy of the statement filed pursuant to the Order by Thomas S. Johnson, Chairman and Chief Executive Officer of GreenPoint, as principal executive officer within the meaning of the Order, dated August 9, 2002, and a copy of the statement filed pursuant to the Order by Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer of GreenPoint, as principal financial officer within the meaning of the Order, dated August 9, 2002, were attached as Exhibits to the Form 8-K and incorporated therein by reference.

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
Joseph D. Perillo
Senior Vice President and Controller

Dated November 12, 2002

CERTIFICATIONS

I, Thomas S. Johnson, Chairman and Chief Executive Officer of GreenPoint Financial Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GreenPoint Financial Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ Thomas S. Johnson
Thomas S. Johnson
Chairman and Chief Executive Officer GreenPoint Financial Corp.

I, Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer of GreenPoint Financial Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GreenPoint Financial Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ Jeffrey R. Leeds
Jeffrey R. Leeds
Executive Vice President and Chief Financial Officer GreenPoint Financial Corp.