Form 10-K
period 2002-12-31
GREENPOINT FINANCIAL CORP
filed 2003-03-28
CIK 911935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Title of each class
Common Stock $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒ Yes    ☐  No

As of June 30, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $4,880,629,411.

The number of shares of the registrant’s Common Stock issued and outstanding as of February 28, 2003 was 95,213,286 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2003 are incorporated herein by reference—Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, which are based on management’s current expectations. These forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to earnings growth; revenue growth; origination volume in the Company’s mortgage business; non-interest income levels, including fees from product sales; credit performance on loans made by the Company; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; results from new business initiatives in the retail banking business; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions, divestitures and terminating business segments, including related integration and restructuring activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels and gain on sale results in the Company’s mortgage business; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, required loan loss reserve levels and the Company’s periodic valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which can adversely affect the ability of the Company to sell or securitize loan originations on a timely basis or at prices which are acceptable to the Company; actions by rating agencies and the affects of these actions on the Company’s businesses, operations and funding requirements; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services; and the risk factors or other uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors section included in this Annual Report on Form 10-K on page 9. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

PART I

ITEM 1.  BUSINESS

General

This business description should be read in conjunction with the Risk Factors described on page 9. GreenPoint Financial Corp. (the “Corporation”, “Company” or “GreenPoint”) is a bank holding company organized under the laws of the state of Delaware and registered under the Bank Holding Company Act of 1956, as amended.

The Company, a $22 billion asset bank holding company, is among the most profitable of the 50 largest banking companies in the country. Greenpoint manages two primary businesses - a national mortgage business and a New York retail bank. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, originates a wide variety of exclusively “A” quality loans. This includes agency qualifying loans and Jumbo A loans, and GreenPoint’s specialty Alternative A mortgages. The retail bank is a New York State chartered savings bank and is the second largest thrift depository in the Greater New York area with close to $12 billion in deposits in 81 branches serving more than 400,000 households.

Through the Bank and GPM, the Company is primarily engaged in lending throughout the nation. GPM originates both adjustable and fixed rate mortgage loans, primarily through a network of mortgage brokers, mortgage bankers, attorneys and other real estate professionals and, to a lesser extent, from customers and members of the local communities in GreenPoint’s lending area. The Bank continues to attract retail deposits from the general public and invests those deposits, together with funds generated from operations, in loans and marketable securities. The Bank’s revenues are derived principally from interest on its loan portfolio and investment securities, proceeds from the sales or securitizations of mortgage loans, fees from the servicing of these loans and retail banking fees and commissions earned. The Bank’s primary sources of funds are deposits, proceeds from loan sales and securitizations, and proceeds from principal and interest payments on loans, mortgage-backed securities, other securities and debt.

In December 2001, GreenPoint formally adopted a Plan to discontinue the manufactured housing lending business. The Plan of discontinuation included the decision to cease accepting loan applications and to fund only loans pertaining to existing loan commitments at the time the Plan was adopted. The Company will continue to honor its contractual commitments to service its current loan portfolio. A restructuring accrual has been established to account for current and future contractual commitments outstanding, however this accrual may need to be adjusted in the future if events change significantly.

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

Mortgage Banking Activities

Products and Services

The Company, through its mortgage banking subsidiary GreenPoint Mortgage Funding, Inc. (“GPM”) is in the business of originating, selling, securitizing, and servicing mortgage loans secured by one—to—four family residences. Also, certain loans originated by GPM are retained in the Bank’s loan portfolio. As a specialty mortgage lender, GPM’s strategy is to focus on specialized mortgage loan products for primarily high credit quality borrowers. GPM generally places an emphasis on credit scores obtained from three major credit bureaus to evaluate the credit quality of borrowers. GPM considers “ high credit quality borrowers” to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “the Agencies”). The specialized mortgage loans targeted by GPM provide a relatively greater “spread” (i.e., greater interest and other income to the originator relative to the cost associated with funding and selling the mortgage loans) compared to other mortgage loans that present a similar credit risk. GPM believes that its wholesale lending channel, supported by its correspondent and retail lending channels, provides an efficient and responsive origination system for the types of mortgage loans it seeks to originate.

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

Mortgage Loan Servicing

GPM also engages in mortgage loan servicing, which includes the processing of mortgage loan payments and the administration of mortgage loans. GPM’s primary source of servicing rights is the Bank’s loan portfolio and mortgage loans it has originated and sold, and for which it has retained the right to service. As of December 31, 2002, GPM’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate principal balance of $29.6 billion, including $14.9 billion serviced for GreenPoint and $14.7 billion serviced for other investors. GPM can realize the value embedded in its mortgage loan servicing portfolio immediately by selling its mortgage loan servicing rights or, alternatively, it can realize the value gradually over the life of the mortgage loan servicing portfolio through the receipt of monthly mortgage loan servicing fees and imputed interest.

Retail Banking Activities

The Retail Branch Network (“Branch Network”) consists of 81 full-service banking offices with 128 automated teller machines. The Branch Network operates 30 branches in Long Island, 47 branches in New York City, and 4 branches in Westchester County in New York. In addition to its branch system, the Bank’s deposit gathering network includes its telephone banking system. The Branch Network offers a variety of financial services to meet the needs of the communities it serves. Among the services offered are traditional time, savings and checking accounts, annuity products, mutual funds, mortgages, home equity loans, credit and debit cards, on-line banking, life insurance, safe deposit services, student loans, installment loans and automatic payroll and Social Security deposit programs. The Bank also offers a variety of financial services to meet the needs of business communities it serves. Services included are business checking, savings, time, escrow management, IOLA and lease security accounts, Keogh, SEP-IRA, simple IRA, 401k and 403b plans, credit and debit cards, night deposit, on-line banking, merchant credit/debit processing and business credit products.

Manufactured Housing Loan Servicing Activities

GreenPoint Credit, LLC (“GPC”) services manufactured housing loans on behalf of other entities and its own portfolio. At December 31, 2002, GPC serviced approximately 358,683 manufactured housing loans with an outstanding principal balance of $11.3 billion. At December 31, 2002, GPC serviced approximately 922 manufactured housing loans in its own portfolio with an outstanding principal balance of $63 million.

GPC servicing responsibilities include collecting principal and interest payments, taxes, insurance premiums and other payments from obligors and, when such loans are not owned by GPC, remitting principal and interest payments to the owners. Collection procedures are managed in a centralized call center. GPC will enter into workout agreements with obligors under certain defaulted loans, if deemed advisable. Although decisions as to whether to repossess any manufactured home are made on an individual basis, GPC’s general policy is to institute repossession procedures promptly after determining that it is unlikely that a defaulted loan will be brought current. Remarketing and resale functions are managed at the regional office level, where resale efforts are diligently pursued upon repossession of manufactured homes.

Securities Investment Activities

The Board of Directors sets the securities investment policies of the Company and the Bank. These policies contain guidelines and limits regarding the credit quality, liquidity and market risk of the securities portfolios.

The Company’s investment policy permits investments in various types of marketable investments including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, asset-backed securities, corporate debt securities, money market instruments, CD’s, Bank notes, preferred stock, commercial paper, municipal obligations, and equity. In addition, the Company, as a member of the Federal Home Loan Bank of New York (“FHLB”), is required to maintain a specified investment in the capital stock of the FHLB.

The Company’s money market investments consist of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell (“reverse repurchase agreements”). The reverse repurchase agreements are collateralized by securities having market values of at least 102% of the amount of the funds advanced which are held by a third party custodian.

The Company designates securities as held to maturity, available for sale, or held for trading purposes. Securities held for indefinite periods of time for use in asset/liability management are classified as available for sale and are carried at fair value with unrealized gains or losses excluded from earnings and reported in accumulated other comprehensive income as a separate component of stockholders’ equity, net of tax. Securities held for trading purposes are carried at fair value with market revaluations recognized as gains and losses included in non-interest income.

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

Sources of Funds

General. The bank’s primary sources of funds are deposits, Federal Funds purchased and Overnight FHLB Advances, FHLB Term Advances, loan sales and securitizations, payments on loans, mortgage backed and other debt securities, maturities and redemptions of investment securities, and borrowings under repurchase agreements. Additionally, the Company has supplemented its funding sources through the prior acquisition of investment grade credit ratings from three credit rating agencies. Obtaining investment grade credit ratings has afforded the Company the ability to access the investment grade debt markets. Refer to page 33 for additional information and discussion about the Company’s Liquidity Risk Management.

Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank’s deposits consist of various types of savings, N.O.W., non-interest bearing checking, money market and certificates of deposit. The flow of deposits is influenced by general economic conditions, changes in prevailing interest rates and competition. The Bank’s deposits are obtained primarily from the areas served by its Branch Network. Management determines the Bank’s deposit rates based upon market conditions and local competition. The Bank relies primarily on competitive rates of interest, offering promotional rates, marketing and long-standing relationships with customers to attract and retain deposits. The Bank does not actively solicit certificates of deposit accounts in excess of $100,000.

Federal Funds purchased and Overnight FHLB Advances. At December 31, 2002, the outstanding balance of Federal Funds purchased was $285 million. Interest expense related to purchased Federal Funds totaled $11 million for the year ended December 2002. Federal Funds are unsecured lines of credit from other financial institutions. At December 31, 2002, the outstanding balance of overnight FHLB advances was $1.7 billion. Interest expense related to these borrowings totaled $19 million for the year ended December 31, 2002. These advances are collateralized by certain one-to four-family residential mortgage loans pledged under a blanket lien to the FHLB.

FHLB Term Advances. At December 31, 2002 and 2001, the outstanding balance of FHLB term advances was $2.9 billion and $2.8 billion respectively. Interest expense related to these borrowings totaled $119 million and $102 million for the years ended December 31, 2002 and 2001. These advances are collateralized by certain one-to four-family residential mortgage loans pledged under a blanket lien to the FHLB. At December 31, 2002, $1.6 billion of such FHLB term advances are callable by the FHLB in 2003.

Repurchase Agreements. At December 31, 2002 and 2001, the outstanding balance of repurchase agreements was $2.0 billion and $1.6 billion respectively. Interest expense related to these borrowings totaled $80 million and $55 million for the years ended December 31, 2002 and 2001. All of the outstanding repurchase agreements are collateralized by US Government agency securities or non-agency mortgage backed securities. At December 31, 2002, $1.2 billion of such repurchase agreements are callable in 2003 and $100 million are callable in 2004.

Senior and Subordinated Bank Notes. In July 1997, the Company published an Offering Circular under Regulation D authorizing it to issue up to $3 billion of Senior and Subordinated Bank Notes (the “Notes”). Of this allowable capacity, the Company has, thus far, issued $200 million of 6.70% Senior Notes which matured July 15, 2002 and $150 million of 9.25% Subordinated Bank Notes maturing October 1, 2010. Interest expense attributed to the Notes was $19 million, $24 million and $15 million for each of the years ended December 31, 2002, 2001 and 2000, respectively.

Guaranteed Preferred Beneficial Interest in Company’s Junior Subordinated Debentures. In June 1997, GreenPoint Capital Trust I, a Delaware statutory business trust owned by the Company, issued $200 million of 9.10% Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures (“Capital Securities”). The Junior Subordinated Debentures mature on June 1, 2027. Interest expense attributable to these Capital Securities was $18 million for each of the years ended December 31, 2002, 2001 and 2000.

Competition

The Company faces significant competition both in making loans and in attracting deposits. The Company’s competition for loans comes principally from savings banks, commercial banks, savings and loan associations, mortgage banking companies and credit unions. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The New York City metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. This competition could have a direct impact on the success of the Bank’s recently announced de novo branching and small business banking initiatives.

GPM faces intense competition, primarily from commercial banks, savings and loans and other mortgage lenders. As GPM expands into particular geographic markets, it will face competition from mortgage lenders with established positions in such markets. Competition can take place on various levels, including convenience in obtaining a mortgage loan, service, marketing, origination channels and pricing. Many of GPM’s competitors in the financial services business are substantially larger and have more capital and other resources than GPM. Many of GPM’s competitors are well established in the specialty mortgage loan market and a number of others are recent entrants into that market seeking the relatively attractive profit margins currently associated with specialty mortgage loan products. Fannie Mae and Freddie Mac are currently developing technologies and business practices that will expand the scope of mortgage loans eligible to be Agency mortgage loans, which may include some Alt A mortgage loans. To the extent market pricing for GPM’s mortgage loan products becomes more competitive, it may be more difficult to originate and purchase mortgage loans with attractive yields in sufficient volume to maintain profitability.

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

Personnel

At December 31, 2002, the Company had 4,474 full-time employees and 268 part-time employees. None of its employees are represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Federal, State and Local Taxation

General. The Company and its subsidiaries report income on a consolidated calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, particularly the Bank’s addition to its tax reserve for bad debts as discussed below. The following discussion of tax matters is intended as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries.

Bad Debt Reserves. For tax years prior to 1996, the Bank was allowed under the Internal Revenue Code a special bad debt deduction for additions to the tax bad debt reserve. Federal legislation enacted in 1996 eliminated this reserve method and required the recapture of the reserves balances added after 1987. As a result, the Bank is only permitted to take federal deductions for bad debts on the basis of actual loan charge-off activity (specific charge-offs).

However, provided certain definitional tests and conditions are satisfied, the Bank is still permitted to take special reserve method bad debt deductions for both New York State and City. The deductible annual addition to these reserves may be computed using a specific formula based on either the Bank’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Bank’s New York State or City taxable income (“Percentage Method”).

Taxable Distributions and Recapture. As part of the 1996 Federal legislation, any pre-1988 bad debt reserves are subject to recapture if the Bank makes certain distributions or ceases to maintain a bank charter. As of December 31, 2002, the Bank’s total federal pre-1988 reserve balance was approximately $140 million. No Federal income tax provision exists for the recapture of this reserve, since the Bank does not have any intention of recapturing any portion of this reserve.

Since the Bank is still entitled to additions to bad debt reserves for New York State and City purposes, a separate amount also exists for the portion of each reserve in excess of the federal reserve. As of December 31, 2002, the amounts of the Bank’s state and city tax reserves in excess of the federal were approximately $422 million and $428 million, respectively. In the event the Bank fails certain conditions or definitional tests such as allowing “qualifying assets” to fall below 60% of total assets, the Bank would no longer be allowed to utilize either the New York State or City reserve method of computing bad debt deductions. As a result, the Bank would record a charge relating to the recapture of some or all of the state and city tax reserves. Future bad debt deductions would be based on a “6-year experience” method, which is closely reflective of financial statement loan charge-off activity. Management does not contemplate any actions that would cause recapture of some or all of the New York reserves into taxable income.

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. AMTI is calculated as federal taxable income adjusted for certain items of “tax preference”. The alternative minimum tax is equal to the amount the AMT exceeds the company’s regular tax. Any AMT paid is available as a credit against future income. Management does not expect to be subject to the AMT.

State and Local Taxation. The Company and its respective subsidiaries are required to file state and local tax returns in most of the states in which they do business. Where appropriate, the Company and its subsidiaries join in the filing of a consolidated state or local tax return.

Generally, state and local taxes in each of these jurisdictions is imposed on the higher of allocated income, capital or a nominal minimum tax. For the year ended December 31, 2002, it is expected that most of the state and local taxes paid by the Company and its subsidiaries will be based on the allocated income alternative.

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

In addition, if GreenPoint were to acquire another bank or bank holding company, it could become subject to the bank holding company regulations promulgated under New York State Banking Law (“State Banking Laws”). GreenPoint is not currently subject to the bank holding company regulations of State Banking Laws because a company such as GreenPoint that controls only one banking institution is not deemed to be a bank holding company under State Banking Laws. However, the Bank is subject to other State Banking Laws and to supervision and regulation by the Banking Department, as its chartering agency, and by the Federal Deposit Insurance Corporation (the “FDIC”), as its deposit insurer. The Bank is also subject to regulation by the FRB. GreenPoint and its subsidiaries also are affected by the fiscal and monetary policies of the federal government and the FRB, and by various other governmental requirements and regulations.

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”). Under the terms of the CRA, the FRB (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. State Banking Laws contain provisions similar to the CRA which are applicable to New York-chartered banks.

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

GreenPoint, like other bank holding companies, currently is required to maintain Tier 1 and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2002, GreenPoint met both requirements, with Tier 1 and total capital equal to 11.43% and 12.96% of its total risk-weighted assets.

The FRB, the FDIC and the Banking Department have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these requirements, capital will be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The FRB also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 2002, GreenPoint’s leverage ratio was 7.51%.

The FRB may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Bank is subject to similar risk-based and leverage capital requirements adopted by the FDIC. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2002. The Bank has not been advised by any federal banking agency or by the Banking Department of any specific minimum leverage ratio requirement applicable to it. Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described under “FDICIA.”

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

As of December 31, 2002, GreenPoint Bank was “well capitalized,” based on the guidelines implemented by the bank regulatory agencies. It should be noted, however, that the Bank’s capital category is determined solely for the purpose of applying the FDIC’s “prompt corrective action” regulations and that the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

Dividend Restrictions. GreenPoint’s funds for cash distributions to its stockholders are derived from various sources, including cash and investments. The principal source of those funds and funds used to pay principal and interest on GreenPoint’s indebtedness is dividends received from the Bank. State Banking Laws impose certain restrictions on the payment of dividends by the Bank to GreenPoint, including restrictions relating to a provision that, without regulatory approval, the Bank cannot declare and pay dividends in any calendar year in excess of its net profits, as defined by the State Banking Laws, for that year combined with its retained net profits, as defined by the State Banking Laws, of the two preceding years, less any required transfer to surplus. At December 31, 2002, $500 million of the total stockholders’ equity of the Bank was available for payment of dividends to GreenPoint pursuant to these provisions, as long as the Bank continues to be well-capitalized pursuant to FDICIA and the potential prohibitions discussed in the following paragraph do not apply.

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

Due to the Bank’s current risk-based assessment, as of January 1, 2003, the annual insurance premiums on bank deposits insured by the BIF (approximately 75% of the Bank’s deposits) and the SAIF (approximately 25% of the Bank’s deposits) were both zero.

The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on depository institutions with respect to BIF- and SAIF-insured deposits) to pay for the cost of Financing Corporation funding. The assessment rates as of January 1, 2003 were $0.0168 per $100 annually for BIF-assessable deposits and $0.0168 per $100 annually for SAIF-assessable deposits.

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

Interstate Banking And Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”), subject to certain concentration limits and other requirements, (i) bank holding companies such as GreenPoint are permitted to acquire banks and bank holding companies located in any state without regard to state law; (ii) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that holding company; and (iii) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states; provided that, in the case of any such purchase or opening of individual branches, the host state has adopted legislation “opting in” to those provisions of Riegle-Neal; and provided that, in the case of a merger with a bank located in another state, the host state has not adopted legislation “opting out” of that provision of Riegle- Neal. GreenPoint could use Riegle-Neal to acquire banks in additional states.

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

In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over the bank holding company.

Future Legislation. Changes to the laws and regulations in the jurisdictions where GreenPoint and its subsidiaries do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. GreenPoint cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of GreenPoint.

RISK FACTORS

In addition to all of the information in this Report, and the documents incorporated herein by reference, the following Risk Factors should be considered. Many of these Risk Factors are discussed in greater detail throughout this Report.

The Company operates in competitive markets

The Company faces significant competition both in making loans and in attracting deposits. The Company competes primarily on the basis of pricing in many of the markets in which it conducts business. From time to time, the Company’s competitors seek to compete aggressively on the basis of pricing factors and the Company may lose market share to the extent it is unwilling to match its competitors’ pricing in order to maintain its interest or sale margins. To the extent that the Company matches competitors’ pricing, it may experience lower interest margins or gain on sale results. In addition, the Company faces significant competition in several of the initiatives it recently announced, including the de novo branching expansion plan and small business banking program initiated by the retail banking business in the New York City metropolitan area. Many of the financial institutions against which the Company competes in these initiatives are much larger than the Company, with greater financial resources and market share. These risks are further described in the Competition section of Item 1 of this Annual Report on Form 10-K.

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

The Company also securitizes or sells certain mortgage loans with recourse. Expected losses are deducted when estimating the gain on sale and the initial value of retained interests. Based on recent loss trends, the values are updated.

Prior to exiting the manufactured housing finance business, the Company securitized and sold with recourse most of its manufactured housing loans. The Company retains most of the credit risk inherent in these loans. The Company’s results from discontinued operations could be adversely affected if its securitizations do not perform well. These risks are further described in Note 5 beginning on page 64 of the Company’s 2002 Consolidated Financial Statements and is incorporated herein by reference.

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

Available Information

The Company’s Internet address is “www.greenpoint.com”. The Company makes available, free of charge through this website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

Supplemental Data

The detailed supplemental data which follow are presented in accordance with Guide 3, as prescribed by the Securities and Exchange Commission. The data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

Money Market and Securities Investments

The table below sets forth certain information regarding the carrying and market values of the Company’s money market investments, securities available for sale and securities held to maturity.

	December 31,
	2002		2001		2000
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Money market investments(1)	$92	$92	$167	$167	$171	$171
Securities:
Securities available for sale:
U.S. Government and Federal agency obligations:
U.S. Treasury Notes/Bills	$6	$6	$6	$6	$—	$—
Agency notes/asset-backed securities	107	107	89	90	158	159
Mortgage-backed securities	388	406	550	560	757	758
Collateralized mortgage obligations	3,197	3,219	2,211	2,210	1,926	1,934
Trust certificates collateralized by GNMA securities	4	4	7	7	13	12
Corporate bonds	122	118	104	102	34	32
Other	233	233	246	244	167	171
Total securities available for sale	$4,057	$4,093	$3,213	$3,219	$3,055	$3,066

Securities held to maturity:
Tax-exempt municipals	$1	$1	$1	$1	$1	$1
Other	2	2	2	2	2	2
Total securities held to maturity	$3	$3	$3	$3	$3	$3

(1)  Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

Money Market and Securities Investments – Yields and Maturities

The table below sets fourth certain information regarding the amortized costs, weighted average yields and maturities of the Company’s money market investments, securities available for sale and held to maturity, and Federal Home Loan Bank of New York stock at December 31, 2002. There were no securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders’ equity at December 31, 2002.

	At December 31, 2002
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years			Total Securities
(Dollars in millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Fair Value	Weighted Average Yield

Money market investments(1)	$92	1.05%	$—	—%	$—	—%	$—	—%	N/A	$92	$92	1.05%

Securities available for sale:
Bonds and other investment securities:
U.S. Treasury Notes/Bills	$6	1.68%	$—	—%	$—	—%	$—	—%	1.00	$6	$6	1.68%
Agency notes	—	—	12	3.75	80	6.54	15	8.00	11.20	107	107	6.45
Mortgage-backed securities	—	—	—	—	100	6.16	288	6.38	19.54	388	406	6.32
Collateralized mortgage obligations	—	—	—	——	128	3.68	3,069	5.10	26.21	3,197	3,219	5.05
Trust certificates collateralized by GNMA securities	—	—	4	1.66	—	—	—	—	2.80	4	4	1.66
Equity investments	—	—	—	—	—	—	177	4.05	N/A	177	173	4.05
Municipal bonds	—	—	—	—	11	5.37	45	5.43	10.64	56	60	5.40
Corporate bonds	—	—	—	—	—	—	122	2.59	26.51	122	118	2.59
Total securities available for sale	$6	1.68%	$16	3.19%	$319	5.23%	$3,716	5.08%	24.85	$4,057	$4,093	5.00%

Securities held to maturity:
Tax exempt municipals	$—	—%	$—	—%	$1	7.43%	$—	—%	5.55	$1	$1	7.43%
Financial	—	—	2	3.96	—	—	—	—	1.08	2	2	3.96
Total bonds and other debt securities	$—	—%	$2	3.96%	$1	7.43%	$—	—%	1.73	$3	$3	4.47%

(1)  Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

During the year ended December 31, 2002, the Company sold available for sale securities aggregating $1.9 billion, resulting in gross realized gains of $9 million and gross realized losses of $1 million.

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

Mortgage-backed securities and collateralized mortgage obligations, most of which have contractual maturities of more than 10 years, are subject to principal amortization and estimated prepayments which shorten the average life to an estimated 1.8 years.

Loans Receivable Held for Investment

The following tables set forth the composition of the loans receivable held for investment, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	December 31,
	2002		2001		2000
(Dollars in millions)	Amounts	Percent of Total	Amounts	Percent of Total	Amounts	Percent of Total
Loans receivable held for investment:
Mortgage loans:
One-to four-family	$8,700	87%	$8,930	89%	$7,018	81%
Multi-family	374	4	356	4	366	4
Commercial	566	6	576	5	631	7
Home equity loans	233	2	87	1	101	1
Total mortgage loans held for investment	9,873	99	9,949	99	8,116	93
Other loans:
Loans secured by depositors’ funds	20	—	19	—	22	—
Manufactured housing loans	9	—	9	—	514	6
Recreational vehicle loans	6	—	8	—	12	—
All other loans	33	1	34	1	32	1
Total other loans	68	1	70	1	580	7
Total loans receivable held for investment	9,941	100%	10,019	100%	8,696	100%
Net deferred loan origination costs (fees)	38		23		(9)
Allowance for possible loan losses	(78)		(81)		(113)
Loans receivable held for investment, net	$9,901		$9,961		$8,574

	December 31,
	1999		1998
(Dollars in millions)	Amounts	Percent of Total	Amounts	Percent of Total
Loans receivable held for investment:
Mortgage loans:
One-to four-family	$7,475	80%	$8,023	85%
Multi-family	458	5	594	7
Commercial	627	7	574	6
Home equity loans	89	1	82	1
Total mortgage loans held for investment	8,649	93	9,273	99
Other loans:
Loans secured by depositors’ funds	23	—	24	—
Manufactured housing loans	590	6	—	—
Recreational vehicle loans	16	—	24	—
All other loans	30	1	79	1
Total other loans	659	7	127	1
Total loans receivable held for investment	9,308	100%	9,400	100%
Net deferred loan origination costs (fees)	(15)		(14)
Allowance for possible loan losses	(113)		(113)
Loans receivable held for investment, net	$9,180		$9,273

Loans Receivable Held for Sale

The following table sets forth the composition of the Company’s loans receivable held for sale, at the dates indicated.

	December 31,
(Dollars in millions)	2002	2001	2000	1999	1998
Loans receivable held for sale:
Residential mortgage loans	$5,544	$4,206	$1,749	$814	$905
Guaranteed student loans	1	1	2	2	3
Manufactured housing loans	—	517	101	266	535
Manufactured housing land/home loans	—	188	119	131	139
Net, deferred loan origination costs (fees)	50	33	10	(5)	(4)
Loans receivable held for sale, net	$5,595	$4,945	$1,981	$1,208	$1,578

Loan Maturity and Repricing

The following table shows the contractual maturities of the Company’s loan portfolio, including loans receivable held for sale, at December 31, 2002. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $4.3 billion for the year ended December 31, 2002.

	December 31, 2002
	Mortgage Loans
(Dollars in millions)	One-to Four- Family	Multi-Family	Commercial	Other Loans	Total Loans Receivable
Amounts due(1):
Within one year	$16	$2	$4	$42	$64
One to five years	445	36	49	11	541
Over five years	13,719	329	580	12	14,640
Total amounts due	$14,180	$367	$633	$65	$15,245

(1)   Does not include non-accrual loans.

Loan Repricing

The following table sets forth, at December 31, 2002, the dollar amount of all fixed rate loans contractually due and adjustable rate loans repricing after December 31, 2003.

	Due or Repricing After December 31, 2003
(Dollars in millions)	Fixed	Adjustable	Total
Mortgage loans(1):
One-to four-family	$8,492	$3,223	$11,715
Multi-family	280	78	358
Commercial	538	82	620
Other loans(1)	19	—	19
Total loans receivable	$9,329	$3,383	$12,712

(1)  Does not include non-accrual loans.

Deposits and Average Rates

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of period end balances instead of average balances results in any material differences to the information presented.

	December 31,
	2002			2001
(Dollars in millions)	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
Account type:
Savings and club	$1,323	11%	1.11%	$1,215	11%	1.87%
N.O.W. and checking	1,877	16	1.89	648	6	1.05
Variable rate savings	2,296	19	1.53	2,089	20	2.14
Money market	991	8	1.78	895	8	2.27
Total	6,487	54	1.59	4,847	45	1.95
Term certificates of deposit:
Certificates of deposit over $100,000(1)	1,261	11	3.00	967	9	4.58
Certificates of deposit less than $100,000 with original maturities of:
6 months or less	189	2	1.45	236	2	2.35
6 to 12 months	673	6	1.73	1,075	10	3.21
12 to 30 months	2,314	20	3.04	3,068	29	4.76
30 to 48 months	550	5	4.57	331	3	5.10
48 to 72 months	303	2	4.87	155	2	5.50
72 and greater	19	—	4.71	27	—	6.04
Total term certificates of deposit	5,309	46	3.08	5,859	55	4.39
Total deposits	$11,796	100%	2.26%	$10,706	100%	3.29%

	December 31,
	2000
(Dollars in millions)	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
Account type:
Savings and club	$1,213	11%	2.10%
N.O.W. and checking	577	5	0.48
Variable rate savings	1,872	17	3.32
Money market	629	5	4.01
Total	4,291	38	2.69
Term certificates of deposit:
Certificates of deposit over $100,000(1)	1,031	9	5.91
Certificates of deposit less than $100,000 with original maturities of:
6 months or less	154	1	3.44
6 to 12 months	1,725	16	5.93
12 to 30 months	3,555	32	5.81
30 to 48 months	206	2	5.43
48 to 72 months	183	2	5.60
72 and greater	31	—	6.22
Total term certificates of deposit	6,885	62	5.79
Total deposits	$11,176	100%	4.60%

(1)  Includes brokered certificates of deposit.

Certificates of Deposit Outstanding and Maturities

The following table presents, by various rate categories, the amount of certificates of deposit outstanding at the dates indicated.

(Dollars in millions)

December 31,

Maturities at December 31, 2002

2002

2001

2000

Within One year

One to Three Years

Thereafter

Total

Certificates of deposit accounts:
3.99% or less	$4,022	$2,183	$762	$2611	$1,330	$81	$4,022
4.00% to 4.99%	1,056	1,748	318	342	439	275	1,056
5.00% to 5.99%	94	802	1,441	42	32	20	94
6.00% to 6.99%	137	1,110	4,347	67	70	—	137
7.00% to 7.99%	—	16	17	—	—	—	—
Total	$5,309	$5,859	$6,885	$3,062	$1,871	$376	$5,309

Certificates of Deposit $100,000 or More

At December 31, 2002, the Company had outstanding $763 million in certificates of deposit in amounts of $100,000 or more, maturing as follows:

(Dollars in millions)	Amount	Weighted Average Rate
Maturity period:
Three months or less	$120	2.29%
Over three through six months	122	3.04
Over six through twelve months	186	2.89
Over twelve months	335	3.99
Total	$763	3.30%

(1)  Excludes brokered certificates of deposit.

ITEM 2.                  PROPERTIES

The Company’s executive office is located at 90 Park Avenue, New York, New York. This location contains approximately 41 thousand square feet of commercial office space, located on the 4th floor, which the Company leases. The Company also has an operating center at 1981 Marcus Avenue, Lake Success, New York. This location contains approximately 105 thousand square feet of commercial office space, which the Company leases, including 43 thousand square feet which has been subleased to others. In addition, GPM leases an operating center in Charlotte, North Carolina at 5032 Parkway Plaza Boulevard, which contains 41 thousand square feet. GPM leases 125 thousand square feet of commercial office space located in Novato, California and 79 thousand square feet of commercial office space in Larkspur, California, including 27 thousand square feet of unoccupied space located specifically in the 900 building located in Larkspur, California with a lease agreement scheduled to terminate on March 31, 2003. The Company maintains a servicing operations center located in Columbus, Georgia. In Columbus, GPM owns the property at 2300 Brookstone Boulevard, which contains 35 thousand square feet of office space. GPM also leases and maintains servicing operations centers at 1435 N. Dutton Avenue and at 981 Airway Court in Santa Rosa, California, which have 12 and 47 thousand square feet of office space, respectively. Also in Santa Rosa, GPM leases 16 thousand square feet of warehouse space at 1160 N. Dutton Avenue. GPC leases 112 thousand square feet of office space at 10089 Willow Creek Road, San Diego, California of which 9 thousand square feet of this certain space is subleased to GPM. This location is the headquarters for the discontinued manufactured housing operations. Additionally, GPC leases 34 thousand square feet of office space at 1100 Circle 75 Parkway in Atlanta, Georgia. This space centralizes GPC’s collection management operations.

The Bank operates its retail banking activities out of 81 branches located throughout the New York metropolitan area.

GPM operates its mortgage lending activities from its Novato, California headquarters. Hub offices are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Massachusetts, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Texas, Virginia and Washington.

ITEM 3.                  LEGAL PROCEEDINGS

Pending Litigation

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of pending and threatened legal actions and proceedings, and are also involved from time to time in investigations and administrative proceedings by governmental agencies. Certain of such actions and proceedings involve alleged violations of consumer protection laws, including claims relating to the Corporation’s loan origination and collection efforts, and other federal and state banking laws. Certain of such actions and proceedings include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. Due to the difficulty of predicting the outcome of such matters, the Corporation can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal matters and administrative proceedings and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Corporation and its subsidiaries’ financial position, results of operations or liquidity, but can give no assurance that they will not have such an effect.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company’s shareholders during the quarter ended December 31, 2002.

ITEM 4A.               EXECUTIVE OFFICERS

The following sets forth certain information regarding the individuals who are deemed to be executive officers of the Company.

Thomas S. Johnson, 62, has been Chairman and Chief Executive Officer of the Corporation since joining the Corporation in August 1993. He was also President of the Corporation from August 1993 to October 1997. Mr. Johnson has served as President of both Chemical Bank and Manufacturers Hanover Trust Company. He is a Director of Alleghany Corporation, a company engaged in insurance and industrial products businesses, RR Donnelley & Sons, Inc., a printing company, Online Resources, a financial information services company, The Phoenix Companies, an insurance and wealth management company, and a number of not-for-profit organizations, including The Institute of International Education, The Asia Society, The Cancer Research Institute of America and WNET Channel 13, New York. Mr. Johnson is a member of the Board of Directors of the United States Japan Foundation and the Board of Trustees of Trinity College. A graduate of Trinity, he also has a masters degree in business administration from Harvard University.

Bharat B. Bhatt, 59, has been a Director of the Corporation since October 1997. Mr. Bhatt joined the Corporation in June 1995 as Vice Chairman and was appointed as the Corporation’s President and Chief Operating Officer in October 1997. Mr. Bhatt served as the Chief Financial Officer of Shawmut National Corporation from 1992 to 1994, as a Senior Vice President at Mellon Bank from 1989 to 1992 and held various management positions at Chemical Bank from 1971-1989. A graduate of the University of Bombay, Mr. Bhatt is a member of The Institute of Chartered Accountants.

Jean C. Bingham, 51, joined the Company in July 1995 following the Company’s acquisition of the mortgage origination business of BarclaysAmerican/Mortgage Corporation and was appointed President of GreenPoint Credit in January 2003. She formerly served as the Company’s Executive Vice President, Risk Management, and Executive Vice President, Production, for GreenPoint Mortgage. Prior to joining the Bank, Mrs. Bingham served as an Executive Vice President and Chief Operating Officer for Barclays American/Mortgage Corporation. She also served as a Vice President at Anchor Savings Bank and held senior positions at WeSav Mortgage Corporation and Midland Mortgage Company in their Correspondent Division. Mrs. Bingham holds a BA in Political Science from the University of Minnesota.

Howard C. Bluver, 46, joined GreenPoint in June 1994 and currently serves as Executive Vice President, General Counsel, and Corporate Secretary. Prior to joining GreenPoint, Mr. Bluver held a variety of positions at the Office of Thrift Supervision in the Treasury Department. His final assignment was as Deputy Chief Counsel for Corporate Transactions. Prior to that he worked in private law practice and at the Securities and Exchange Commission and held positions from a Staff Attorney to Branch Chief of the Division of Corporation Finance. Mr. Bluver earned a BA in Political Science from SUNY Albany and a JD from SUNY Buffalo, School of Law.

S. A. Ibrahim, 51, joined GreenPoint in March 1997 and was appointed President and Chief Executive Officer of GreenPoint Mortgage in January 2000. Prior to that he served as Chief Operating Officer of the combined mortgage business of GreenPoint Mortgage and Headlands Mortgage upon completion of the Headlands acquisition. Prior to joining the Bank, Mr. Ibrahim was in charge of International Reengineering at American Express’ Travel Related Services Company. Previously, he held various positions at Chemical Banking Corporation, including Chief Executive Officer of the Mortgage Business, Chief of Staff to the Vice Chairman in charge of Consumer Banking and Chief Credit Officer for Consumer Banking. He has also been head of the Credit Card Operations at Crocker Bank and Chief Financial Officer of the Business Services Division at Bank of America. Mr. Ibrahim currently serves on the Residential Board of Governors for the Mortgage Bankers Association of America. A graduate of Osmania University in Hyderabad, India with a B.E. in Engineering, he also has an MBA in Finance from the Wharton School at the University of Pennsylvania.

Jeffrey R. Leeds, 57, joined GreenPoint in September 1995 and serves as Executive Vice President and Chief Financial Officer. Prior to that, he served as Executive Vice President, Finance, and Treasurer. Before joining GreenPoint, Mr. Leeds held a variety of positions at Chemical Bank. His final assignment was as Head of the Asset and Liability Management staff. Prior to that he served for seven years as Chief Money Market Economist. Mr. Leeds began his career as an economist at the First National Bank of Chicago. He also spent two years as Director of New Product Development at the Chicago Board Options Exchange. Mr. Leeds earned a Bachelor’s Degree in economics from the University of Michigan and holds a Masters in Business Administration and Master of Philosophy from the Columbia University Graduate School of Business.

Mary M. Massimo, 57, joined GreenPoint in November 1999 and serves as Executive Vice President and Human Resources Director. Before joining GreenPoint, she was head of Human Resources and office operations at Rockefeller & Co., Inc., between 1995-1999. From 1988-1994, she headed Human Resources at Swiss Bank Corporation North America. Ms. Massimo has also held senior positions in Human Resources at Drexel, Burnham, Lambert, Inc., and International Paper Co. Ms. Massimo earned a BA in psychology from the College of New Rochelle, and she earned both masters and doctorate degrees in psychology from Fordham University.

Ramesh Shah, 55, joined GreenPoint in June 1996 and serves as Executive Vice President, Retail Banking. Prior to that, he served as Executive Vice President, Marketing and Product Development. Before joining GreenPoint, Mr. Shah was Senior Vice President of NatWest Bancorp. (1994-1996); Senior Vice President of Shearson Lehman Brothers (1991-1993) and Senior Vice President of American Express Company (1988-1991). Mr. Shah holds a Masters in Business Administration from Columbia University and a Bachelor of Arts degree from Bates College.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is currently listed on the New York Stock Exchange (NYSE) under the symbol “GPT.” Trading in the Company’s stock commenced on January 28, 1994. As of February 28, 2003, 95,213,286 shares of common stock were issued and outstanding, and held by approximately 3,585 holders of record. In each of the years ended December 31, 2002, 2001 and 2000, GreenPoint paid a cash dividend of $0.25 per share in March, June, September and December. On February 11, 2003, the Company announced an increase to the quarterly dividend rate of $0.0625 per share to $0.3125 per share or $1.25 per share for the entire year.

Information relating to the high, low and quarter-end closing sales prices of the Common Stock appears on page 88 of the Company’s Financial Statements, which begin on page 51.

ITEM 6.                  SELECTED FINANCIAL DATA

Selected Consolidated Financial Condition Data

	December 31,
(In millions)	2002	2001	2000	1999	1998
Total assets	$21,814	$20,186	$15,765	$15,401	$15,016
Loans receivable held for sale	5,595	4,945	1,981	1,208	1,578
Loans receivable held for investment, net	9,901	9,961	8,574	9,180	9,273
Allowance for loan losses	78	81	113	113	113
Securities and related assets	4,204	3,353	3,228	2,101	1,408
Money market investments	92	167	171	1,053	924
Goodwill	395	395	864	942	1,014
Deposits	11,796	10,706	11,176	11,560	11,173
Borrowings	7,235	6,845	1,840	1,080	1,393
Stockholders’ equity	1,924	1,656	2,050	1,987	1,923

Selected Consolidated Operating Data

	For the Year Ended December 31,
(In millions)	2002	2001	2000	1999	1998
Interest income	$1,306	$1,256	$1,075	$1,006	$1,042
Interest expense	553	634	546	495	538
(Provision) benefit for loan losses	(2)	13	(5)	20	(13)
Non-interest income	462	465	242	228	153
Non-interest expense	427	432	342	395	339
Income taxes related to earnings from
continuing operations	288	259	169	152	139
Net income from continuing operations	$498	$409	$255	$212	$166

Selected Consolidated Financial Ratios and Other Data

	At or For the Year December 31,
(Dollars in millions, except per share data)	2002		2001		2000		1999		1998
Performance Ratios—Continuing Operations:
Return on average assets	2.40%		2.22%		1.66%		1.41%		1.18%
Return on average equity	27.34		18.84		12.61		10.55		10.45
Average stockholders’ equity to average assets	8.77		12.51		14.43		13.31		11.25
Net interest margin	3.88		3.94		4.21		4.24		3.95
Net interest spread	3.74		3.63		3.81		3.79		3.61
Operating expense to average assets	2.05		2.10		1.94		2.13		2.01
Total non-interest expense to operating revenue	35.1		39.7		44.3		53.5		51.7
Efficiency ratio(1)	35.1		35.7		38.7		43.5		43.1
Average interest-earning assets to average interest-bearing liabilities	1.05	x	1.08	x	1.09	x	1.11	x	1.08
Per Share Data(2):
Basic earnings per share continuing operations	$5.67		$4.61		$2.84		$2.23		$1.91
Diluted earnings per share continuing operations	5.53		4.50		2.80		2.19		1.85
Book value per common share	22.07		18.39		22.77		21.40		19.99
Tangible book value per common share	17.53		14.00		13.17		11.26		9.45
Dividends per share	1.00		1.00		1.00		0.88		0.64
Dividend payout ratio	17.92%		N/A		42.74%		39.46%		36.16%
Asset Quality Ratios—Continuing Operations:
Non-accruing loans held for investment to mortgage loans held for investment	1.61%		1.72%		2.26%		2.54%		3.03%
Non-accruing loans held for sale to mortgage loans held for sale	1.18		0.73		0.71		—		—
Non-performing assets to total assets	1.12		1.06		1.31		1.47		1.98
Allowance for loan losses to non-performing loans held for investment	46.64		43.48		50.30		42.56		39.50
Allowance for loan losses to mortgage loans held for investment	0.75		0.75		1.14		1.08		1.20
Net loan charge-off experience to average mortgage loans held for investment	0.02		0.05		0.06		0.08		0.09
Ratio of allowance for loan losses to net charge-offs	35.67	x	15.97	x	19.81	x	12.80	x	13.15	x
Capital Data:
Tier I Capital (to risk weighted assets)	11.43%		10.10%		9.17%		10.62%		12.62%
Total Risk Based Capital (to risk weighted assets)	12.96		11.72		10.94		11.58		13.87
Tier I Capital (average assets)	7.51		7.23		9.39		8.73		8.01
Tangible equity to tangible managed assets	5.98		5.06		5.10		5.49		5.94
Tangible equity to managed receivables	7.69		6.17		6.19		6.89		7.44
Purchase of treasury stock	$251		$71		$121		$141		$220
Other Data:
Mortgage loan originations	$33,100		$26,285		$10,897		$10,717		$10,988
Total managed assets(3)	25,595		25,133		23,784		20,187		16,241
Total managed receivables(4)	19,555		20,256		18,866		15,331		12,149
Earnings to combined fixed charges and preferred stock dividends—continuing operations(5):
Excluding interest on deposits	18.37	x	14.22	x	11.68	x	10.29	x	8.99	x
Including interest on deposits	3.36	x	2.36	x	1.78	x	1.70	x	1.61	x
Full-service retail bank offices	81		74		74		73		73
Full-time equivalent employees (FTE)	4,858		4,871		3,909		4,204		4,544

(1)                 The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income and non-interest income.

(2)      The per share data has been restated to reflect the impact of a 2-for-1 split of the Company’s common stock on March 4, 1998.

(3)      Managed assets is the sum of total assets and off-balance sheet managed receivables.

(4)      Managed receivables is the sum of on-balance sheet loans and off-balance sheet managed receivables.

(5)      For purposes of computing the ratio of earnings to combined fixed charges and preferred stock dividend requirements, earnings represent net income plus applicable income taxes, fixed charges and preferred stock dividend requirements of a consolidated subsidiary. Fixed charges represent interest expense on long-term debt and one-third (the portion deemed to be representative of the interest factor) of rents.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements beginning on page 51 of this report.

General

GreenPoint Financial Corp. (the “Corporation”, “Company” or “GreenPoint”), a $22 billion asset bank holding company, consists of two primary businesses – a New York retail bank and a national mortgage business. The retail bank is a New York State chartered savings bank and is the second largest thrift depository in the Greater New York area with $12 billion in deposits in 81 branches serving more than 400,000 households. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, originates a wide variety of exclusively “A” quality loans. This includes agency qualifying loans and Jumbo A loans, and GreenPoint’s specialty Alternative A mortgages.

Overview of 2002 Financial Results

•                                           Net income from continuing operations was $5.53 per diluted share, or $498 million, an increase of 23% over 2001. The record results reflect significant strength and growth in both the retail banking and mortgage banking businesses.

•                                           Retail banking initiatives led to a 34% growth in core deposits and a 27% growth in fee income.

•                                           Mortgage originations totaled a record $33 billion. This growth was achieved in a favorable low interest rate environment and was further supported by the opening of new branches, increasing market penetration in existing branches and increased investments in technology.

•                                           Gain on whole loan mortgage sales was $367 million on loans sold of $26.7 billion.

•                                           Net interest income from continuing operations totaled $753 million, an increase of 21% over the prior year.

•                                           Asset quality in the mortgage portfolio remained very strong. Mortgage loan charge-offs were only $2 million representing just 2 basis points of the portfolio of loans held for investment.

•                                           GreenPoint continues to maintain a strong capital position with a leverage ratio of 7.51%, a Tier 1 risk-based ratio of 11.43%, and a total risk-based capital ratio of 12.96% at December 31, 2002.

•                                           Net income from the discontinued manufactured housing business in 2002 was $5 million, or $.05 per share, reflecting performance in line with the expectations established when the business was discontinued.

Business Segment Results

The Company consists of two primary continuing businesses – a banking business and a mortgage business. The banking business includes the results of the retail banking segment and a balance sheet management segment. The retail banking segment represents the results of the activities of 81 full service banking offices operating in the greater New York area and the balance sheet management segment includes earnings from the held for investment mortgage portfolio and other corporate investment activities. The sub-total defined as the total banking business represents the results of the Company’s traditional banking operations as distinguished from its mortgage banking operations. Following is an analysis of the results of the two primary businesses.

Banking Business

	For the Year Ended December 31,
(In millions)	2002	2001	2000
Net interest income	$550	$502	$486
(Provision) benefit for loan losses	(2)	13	(5)
Net interest income after (provision) benefit for loan losses	548	515	481
Non-interest income:
Banking fees and commissions	56	44	39
Other fee income	7	7	7
Net gain on securities	15	18	4
Total non-interest income	78	69	50
Non-interest expense	123	147	135
Net income before income taxes	$503	$437	$396
Total assets	$15,395	$14,518	$12,379

The banking business reported pre-tax income of $503 million in 2002, a 15% increase over the $437 million reported in 2001. These results included pre-tax income of $171 million from the retail banking segment, a 51% increase over 2001, and $332 million from the balance sheet management segment, a 2% increase over 2001. The results of the consumer banking segment included the impact of the cessation of goodwill amortization, which reduced operating expenses $45 million.

The increase in the profitability of the banking business resulted primarily from a $48 million increase in net interest income. The higher net interest income resulted from a substantial 27% growth in average core deposits.  The growth in this low-cost source of funds was attributable to a number of factors including the success of the Company’s free checking and high interest checking programs, the continued success of the Company’s sales culture, and the early success of the de novo branching program. During 2002, the Company opened 133,000 new checking accounts compared with 63,000 in 2001. At year end, checking accounts totaled 273,000, up from 194,000 at year-end 2001. At December 31, 2002 core deposits totaled $6.5 billion, a 34% growth over the year-end 2001 balance of $4.8 billion.

Non-interest income increased to $78 million, from $69 million in the prior year. This increase reflects a $12 million increase in banking fees associated with the increase in core deposit balances and higher fees from a variety of banking activities including mutual fund and annuity sales, NSF fees and ATM fees.

Non-interest expense of the banking business totaled $123 million, a decline from $147 million for the full-year 2001. The decline was the result of an accounting change which resulted in the cessation of goodwill amortization in 2002. Goodwill amortization totaled $45 million in 2001. Excluding the accounting change, expenses in the banking business increased $21 million. The increase reflected additional advertising costs associated with checking account promotions, higher costs associated with the de novo branching expansion program, and higher compensation costs.

Mortgage Banking

	For the Year Ended December 31,
(In millions)	2002	2001	2000
Net interest income	$203	$120	$43
Non-interest income:
Loan servicing fees	5	(4)	31
Other fee income	—	(4)	—
Net gain on sale of loans	427	477	197
Change in valuation of retained interests	(9)	—	(6)
Total non-interest income	423	469	222
Non-interest expense	224	208	143
Net income before income taxes	$402	$381	$122
Total assets	$6,050	$4,573	$2,005

The mortgage banking business reported pre-tax income of $402 million in 2002, an increase of 6% from the $381 million reported in 2001. The increase resulted from higher mortgage originations and continued market expansion.

Net interest income in the mortgage banking business was $203 million, an increase of $83 million. The increase was due to a higher volume of mortgage originations which led to a substantially higher average balance of mortgage loans held for sale. Average loans held for sale increased to $4.8 billion in 2002, from $2.9 billion in 2001.

Non-interest income of the mortgage banking business declined $46 million to $423 million in 2002. The decline was due to a decline in gain on sale of mortgage loans of $50 million. While a greater volume of mortgage loans were sold, the average margin earned declined from 2.03% to 1.37% due to the higher volume of lower margin agency and jumbo loans sold during the year. Included in the gain on sale of mortgage loans in the mortgage segment are gains of $51 million and $81 million in 2002 and 2001, respectively, which represented internal gains on sales to the banking segment. Additionally, servicing income included internal servicing impairment of $10 million and $15 million in 2002 and 2001, respectively. These items are eliminated in the consolidated results.

Non-interest expense of the mortgage banking business increased $16 million to $224 million in 2002. The increase reflects higher compensation and processing costs associated with the higher level of mortgage originations, and certain non-recurring costs associated with the enhanced use of technology.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001 – Continuing Operations

Net Interest Income

Net interest income on a fully taxable-equivalent basis increased by $128 million, or 20%, to $761 million for 2002 from $633 million for 2001. The improvement versus a year ago was due to an increase in average earning assets. The net interest margin declined from 3.94% to 3.88%.

Average interest-earning assets

Average earning assets increased by $3.6 billion, or 22% to $19.7 billion in 2002 from $16.1 billion in 2001. The increase reflected growth in loans held for sale and mortgage loans held for investment due to higher origination volume, and a higher balance of investment securities. Average mortgage loans held for sale and loans held for investment increased $1.9 billion and $759 million, respectively, from 2001, reflecting the higher origination volume. The average balance of securities increased $957 million to $4.5 billion.

A continued decline in the level of market interest rates resulted in a decline in the yield on average earning assets of 120 basis points compared to a year ago. Interest income on mortgages held for investment and loans held for sale increased by a combined $57 million, or 6%, to $1.05 billion for 2002 from $991 million for 2001. The increase reflects a higher average mortgage loan portfolio, which was partly offset by a decline in the average yield on the portfolios of 91 and 133 basis points, respectively.

Interest income on securities increased by $9 million to $242 million for 2002 from $233 million in 2001 due to a higher balance of investment securities in 2001, partly offset by a decline in interest rates during the year.

Average interest-bearing liabilities

The cost of interest-bearing liabilities decreased by 131 basis points, to 2.94% from 4.25% in the prior year. The decline was due to a substantial increase in the average balance of lower cost core deposits. The average balance of core deposits increased from $4.5 billion to $5.7 billion. The average balance of money market accounts increased $460 million while the average balance of demand deposit and NOW accounts increased $662 million or 112%. The increase in demand deposit balances was attributable to the bank’s new free checking and high interest checking programs.

The average balance of term certificates of deposit (“CD”) declined $944 million. CD balances were allowed to run-off, as market pricing required offering rates above those available from alternative wholesale funding sources, in order to retain balances.

The average balance of other borrowed funds increased $3.6 billion reflecting the funding of the growth in average earning assets. The average rate paid on borrowed funds declined from 4.26% to 3.16% reflecting the overall decline in market interest rates.

Average Consolidated Balance Sheet, Interest and Rates — Continuing Operations

(Tax-Equivalent Interest and Rates, in millions)(1)

	Year Ended December 31,
	2002				2001				2000
	Balance		Interest	Average Yield/ Cost	Balance		Interest	Average Yield/ Cost	Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment(2)	$10,043		$738	7.34%	$9,284		$766	8.25%	$8,391		$729	8.69%
Loans held for sale	4,840		310	6.40	2,917		225	7.73	1,436		131	9.11
Securities(3)	4,483		242	5.39	3,526		233	6.60	2,244		160	7.17
Other interest-earning assets	301		24	8.32	361		43	11.94	717		64	8.89
Total interest-earning assets	19,667		1,314	6.68	16,088		1,267	7.88	12,788		1,084	8.48
Non-interest earning assets(4)	1,114				1,283				1,241
Total assets	$20,781				$17,371				$14,029
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,293		17	1.34	$1,206		24	1.99	$1,295		28	2.12
Demand deposits and N.O.W.	1,252		17	1.38	590		3	0.46	552		3	0.51
Money market and Variable rate savings	3,175		60	1.87	2,715		80	2.95	2,433		83	3.42
Total core deposits	5,720		94	1.65	4,511		107	2.37	4,280		114	2.65
Term certificates of deposit	5,428		194	3.58	6,372		335	5.27	6,743		386	5.73
Total deposits	11,148		288	2.59	10,883		442	4.06	11,023		500	4.54
Mortgagors’ escrow	82		2	1.80	97		2	1.85	104		2	1.78
Borrowed funds	7,072		226	3.16	3,443		148	4.26	167		11	6.39
Senior bank notes	72		5	6.78	134		10	7.03	169		12	6.97
Subordinated bank notes	150		14	9.36	150		14	9.36	36		3	9.30
Company’s junior subordinated debentures	200		18	9.16	200		18	9.16	200		18	9.16
Total interest-bearing liabilities	18,724		553	2.94	14,907		634	4.25	11,699		546	4.67
Other liabilities(5)	235				291				306
Total liabilities	18,959				15,198				12,005
Stockholders’ equity	1,822				2,173				2,024
Total liabilities & stockholders’ equity	$20,781				$17,371				$14,029
Net interest income/interest rate spread(6)			$761	3.74%		%	$633	3.63%			$538	3.81%
Net interest-earning assets/net interest margin(7)	$943			3.88%	$1,181			3.94%	$1,089			4.21%
Ratio of interest-earning assets to interest-bearing liabilities	1.05	x			1.08	x			1.09	x

(1)  Net interest income is calculated on a tax-equivalent basis.

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

(5)        Includes accrued interest payable, accounts payable, and other miscellaneous non-interest bearing obligations of the Company.

(6)        Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7)    Net interest margin represents net interest income divided by average interest-earning assets.

Rate / Volume Analysis

The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on the Company’s interest income and interest expense during the years indicated. The changes attributable to the combined impact of volume and rate have been allocated proportionately to volume and rate.

	Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 Increase/(Decrease)			Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 Increase/(Decrease)
	Due to			Due to
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Mortgage loans held for investment(1)	$60	$(88)	$(28)	$75	$(38)	$37
Loans held for sale	129	(44)	85	117	(23)	94
Securities	56	(47)	9	86	(13)	73
Other interest-earning assets	(6)	(13)	(19)	(38)	17	(21)
Total interest earned on assets	239	(192)	$47	240	(57)	183
Savings	2	(9)	(7)	(2)	(2)	(4)
Demand deposits and N.O.W.	5	9	14	—	—	—
Money market and variable rate savings	12	(32)	(20)	9	(12)	(3)
Term certificates of deposit	(45)	(96)	(141)	(21)	(30)	(51)
Mortgagors’ escrow	—	—	—	—	—	—
Borrowed funds	124	(46)	78	142	(5)	137
Senior bank notes	(4)	(1)	(5)	(2)	—	(2)
Subordinated bank notes	—	—	—	11	—	11
Company’s junior subordinated debentures	—	—	—	—	—	—
Total interest paid on liabilities	94	(175)	(81)	137	(49)	88
Net change in net interest income	$145	$(17)	$128	$103	$(8)	$95

(1)  In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

Provision for Loan Losses

The provision for loan losses in 2002 was equal to net charge-offs and totaled $2 million, compared with a benefit of $13 million in 2001. The benefit recorded in 2001 was the result of continued strong performance in the Company’s held for investment mortgage portfolio. Residential mortgage charge-offs were $5 million in 2001.

Non-Interest Income

The following table summarizes the components of non-interest income:

	For the Year Ended December 31,
(In millions)	2002	2001	2000
Income from fees and commissions:
Loan servicing fees	$17	$4	$20
Banking services fees and commissions	56	44	39
Fees, commissions and other income	7	3	4
Total income from fees and commissions	80	51	63
Net gain on sales of mortgage loans	376	396	178
Change in valuation of retained interests	(9)	—	(6)
Net gain on securities	15	18	4
Gain on sale of mortgage servicing rights	—	—	3
Total non-interest income	$462	$465	$242

Non-interest income was $462 million for the year, a decrease of $3 million from $465 million a year ago. The decrease was due to a $20 million drop in the gain on sale of mortgage loans offset by a $29 million increase in fee and commission income. The gain on sale of loans is described in further detail in the following section.

Loan servicing fees increased by $13 million due to a decline in impairment charges which totaled $4 million in 2002, compared with $18 million in 2001. Servicing income also increased as the result of an increase in total loans serviced for others from $11.8 billion at year-end 2001 to $14.6 billion at year-end 2002.

Banking services fees and commissions increased by $12 million, or 27%. The improvement over 2001 is primarily attributable to increased number of checking accounts, resulting in additional fees; a higher fee structure; and increased 3rd party investment fees.

Change in valuation of retained interests resulted in a charge of $9 million in 2002. The charge resulted from a revaluation of mortgage retained interests and was primarily due to an increase in estimated future credit losses associated with previously securitized home equity lines of credit.

Gain on Sale of Loans

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

Most mortgage loans were sold as whole loans. These sales are done without recourse, meaning the credit risk on the loans was transferred to the buyer. Whole loan sales may either retain, or transfer to the buyer, the right to service the loans.

The Company has established a reserve to cover losses associated with repurchases of sold loans due to representation and warranty violations. This reserve was determined using historical loss data associated with loan sales and additional reserves are set aside as the volume of sold loans increases. The liability for representations and warranties totaled $29 million and $19 million at December 31, 2002 and 2001, respectively. The increase was the result of the record level of whole loan sales completed in 2002.

The following table summarizes loans sold and average margins earned:

	For the Year Ended December 31,
(In millions)	2002	2001	2000
Whole loan—Mortgage:
Sales	$26,730	$18,201	$7,539
Gain on sale	$367	$370	$141
Average margin	1.37%	2.03%	1.87%
Average margin by product type:
Specialty products	2.77%	3.15%	2.35%
Home equity/Seconds	1.11%	3.16%	2.05%
Agency/Jumbo	0.65%	0.56%	0.72%
Securitizations—Mortgage:
Sales	$313	$938	$1,223
Gain on sale	$9	$26	$37
Average margin	2.68%	2.73%	3.07%

Gain on sale from whole loan sales and securitizations of mortgage loans declined $20 million for the year. The gain from whole loans sales declined $3 million while the gain from mortgage securitizations declined $17 million due to the decision to sell rather than securitize most of the Company’s home equity and second mortgage originations.

The Company sold mortgage loans totaling $26.7 billion in 2002, an increase of $8.5 billion, or 47%, over the balance of loans sold in 2001. The higher volume of loans sold corresponded with the higher origination volume experienced in 2002. The average margin earned on loan sales was 1.37% in 2002, a decline from the 2.03% earned in 2001. The decline in the average margin was primarily due to the increased proportion of lower-yielding agency and jumbo loans originated and sold. During 2002, agency and jumbo mortgage sales totaled 62% of total mortgages sold compared with 43% in 2001, while higher spread specialty products totaled 33% of mortgages sold in 2002, compared with 54% in 2001. Specialty product margins declined in 2002 to 2.77% from the historically high 3.15% earned in 2001. Going forward, the gain on mortgage sales will fluctuate with the level of market interest rates and the secondary market demand for mortgage-backed investments.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	For the Year Ended December 31,
(In millions)	2002	2001	2000
General and administrative expenses:
Salaries and benefits	$206	$181	$140
Employee Stock Ownership and stock plans expense	26	19	13
Net expense of premises and equipment	72	78	67
Advertising	17	10	5
Federal deposit insurance premiums	2	2	2
Other administrative expenses	105	99	71
Total general and administrative expense	428	389	298
Other real estate owned operating income, net	(1)	(2)	(2)
Goodwill amortization	—	45	46
Total non-interest expense	$427	$432	$342

Total non-interest expense was $427 million for 2002, a decline of $5 million from $432 million in 2001. The decline was due to an accounting change which ended the amortization of goodwill, which totaled $45 million in 2001. Excluding the effect of the accounting change, non-interest expense increased 10%, $40 million, over the level reported in 2001.

Salaries and benefits increased $25 million, most of which related to increased staffing levels and commissions paid in connection with record mortgage volumes. Employee Stock Ownership and stock plans expense increased $7 million due to a higher average stock price versus a year ago.

Premises and equipment expense declined $6 million, as the prior year included one-time costs associated with the relocation of GPM’s headquarters.

Advertising costs increased $7 million due to the increased promotion of the free checking and high interest checking products and increased advertising associated with the branch expansion program.

The increase of $6 million in other administrative costs was partly associated with increased mortgage loan processing and also reflected certain non-recurring expenses associated with improving operating efficiencies in both businesses. The Company’s efficiency ratio, which relates operating expenses to revenues, improved to 35.1% in 2002, compared with 35.7% in 2001.

Income Tax Expense

Total income tax expense increased $29 million, or 11%, to $288 million in 2002 from $259 million in 2001. The rise in the current year, compared to 2001, is due to higher pre-tax income partly offset by a decline in the effective tax rate from 38.9% in 2001 to 36.7% in 2002. The reduction to the 2002 effective tax rate as compared to 2001, is primarily related to reduced state and local tax expense.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	As of and for the Year Ended December 31,
(Dollars in millions)	2002	2001	2000
Mortgage:
Total applications received	$65,195	$51,329	$23,554
Total loans originated:
Specialty products	$10,613	$11,542	$6,246
Home equity/Seconds	2,394	1,614	2,279
Agency/Jumbo	20,093	13,129	2,372
Total loans originated	$33,100	$26,285	$10,897
Commitments to originate loans	$7,881	$7,386	$3,534
Loans held for sale	$5,595	$4,240	$1,765

Total loan originations during the year for the mortgage business were $33.1 billion, up from $26.3 billion during 2001. The mortgage originations reflected continued strength in specialty products originations, along with a significant 53% growth in agency and jumbo originations. The strength in the agency/jumbo products was attributable to the favorable interest rate environment and high level of refinance activity in 2002, while the 8% decline in specialty product originations reflects increased pricing and competitive pressures in this market. The period-end pipeline was $7.9 billion compared to $7.4 billion a year ago.

Allowance for Loan Losses

The Company has set forth a policy for establishment and review of the adequacy of the allowance for loan losses. The policy requires management to provide for future costs related to problem loans. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company’s lending areas. The policy is further described in the Critical Accounting Policies section beginning on page 36.

The following table sets forth the Company’s allowance for loan losses at the dates and for the periods indicated.

	December 31,
(Dollars in millions)	2002	2001	2000	1999	1998
Balance at beginning of period	$81	$113	$113	$113	$109
(Benefit) provision charged to income:
Continuing	2	(13)	5	(20)	12
Discontinued	(1)	122	32	34	2
Total provision charged to income	1	109	37	14	14
Loans charged-off:
Mortgage loans held for investment	(2)	(5)	(6)	(8)	(9)
Manufactured housing loans held for investment	(2)	(26)	(43)	(12)	(2)
Manufactured housing – transfer to loans receivable held for sale	(3)	(114)	—	—	—
Total charge-offs	(7)	(145)	(49)	(20)	(11)
Recoveries:
Mortgage loans held for investment	—	—	—	1	1
Manufactured housing loans held for investment	3	4	12	5	—
Total recoveries	3	4	12	6	1
Balance at end of period	$78	$81	$113	$113	$113

Asset Quality Ratios – Continuing Operations:
Net loan charge-off experience to average mortgage loans held for investment	0.02%	0.05%	0.06%	0.08%	0.09%
Allowance for loan losses to mortgage loans held for investment	0.75%	0.75%	1.14%	1.08%	1.20%
Allowance for loan losses to non-performing loans held for investment	46.64%	43.48%	50.30%	42.56%	39.50%

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

Due to inherent limitations in using modeling techniques and GVA percentages, GreenPoint also maintains an unallocated allowance. This allowance addresses short-term changes in the loan portfolio’s historical real estate owned performance, delinquency trends, loan products, national real estate values and portfolio growth. The analysis also encompasses an assessment of changes in the macro-economic environment. At the end of each quarter, management determines the adequacy of the unallocated reserve to address these risks.

The allowance for possible loan losses at December 31, 2002 includes a $3 million allowance balance associated with the remaining $47 million of loans from the discontinued operation which remain in the held for investment portfolio.

Non-Performing Assets

Non-performing assets consist of non-accruing loans and other real estate owned. Total non-performing assets were $243 million at December 31, 2002 compared to $213 million at December 31, 2001. The increase was entirely attributable to a $35 million increase in non-accruing loans held for sale. These primarily represent loans which have been repurchased pursuant to representation and warranty commitments. These repurchases have increased due to the high level of loan sales in 2002. The Company maintains a valuation reserve through which the value of these loans is adjusted to their estimated fair value. GreenPoint attempts to convert non-performing assets to interest-earning assets as quickly as possible, while minimizing potential losses on the conversion.

The tables in Notes 4 and 6 to the Consolidated Financial Statements present further information about GreenPoint’s non-performing assets.

The following table sets forth information regarding all non-accrual loans, including loans in forbearance, loans which are 90 days or more delinquent but on which the Company is accruing interest and other real estate owned at the dates indicated. If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $24 million, as opposed to $21 million, which was included in interest income for the year ended December 31, 2002.

	December 31,
(Dollars in millions)	2002	2001	2000	1999	1998
Non-accrual mortgage loans held for investment	$160	$168	$183	$219	$285
Non-accrual other loans(1)	—	4	—	—	—
Total non-accrual loans held for investment	160	172	183	219	285
Non-accrual loans held for sale	66	31	13	—	—
Total non-performing loans(2)	226	203	196	219	285
Other real estate owned, net(3)	17	10	11	8	12
Total non-performing assets	$243	$213	$207	$227	$297

Total non-performing assets – discontinued business	$7	$9	$3	$—	$—

Other loans 90 days or more delinquent and still accruing	$5	$5	$4	$2	$1

Non-accruing loans held for investment to mortgage loans held for investment	1.61%	1.72%	2.26%	2.54%	3.03%
Non-accruing loans held for sale to mortgage loans held for sale	1.18%	0.73%	0.71%	—%	—%
Non-performing assets to total assets	1.12%	1.06%	1.31%	1.47%	1.98%

(1)           Excluding certain other loans delinquent 90 days or more, such as guaranteed student loans, on which principal and interest are guaranteed by the U.S. government and certain other loans on which delinquent principal and interest may be deducted from the borrower’s deposit account balances.

(2)           As of December 31, 2002, non-accrual loans included 1,379 one-to four-family loans, with an aggregate balance of $202 million, 62 multi-family loans with an aggregate balance of $7 million, 75 commercial real estate loans with an aggregate balance of $11 million, 558 other loans with an aggregate balance of $7 million and 102 home equity loans with an aggregate balance of $5 million.

(3)           Net of related valuation allowance of $0.5 million, $0.2 million, $0.6 million, $0.3 million, and $0.3 million for foreclosed real estate at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

Loan Servicing Portfolio

The following table summarizes the dollar amount of mortgage loans serviced for GreenPoint and others:

	December 31,
(Dollars in millions)	2002	2001	2000
Mortgage:
Serviced for GreenPoint(1)	$14,936	$13,978	$11,658
Serviced for others (third parties)	14,647	11,796	6,674
Total loan servicing portfolio	$29,583	$25,774	$18,332

(1)           Includes held for sale and loans held for investment at end of period.

Supplemental Performance Measurements — Cash Earnings

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

	For the Year Ended December 31,
(In millions)	2002	2001	2000	1999	1998
Net income from continuing operations	$498	$409	$255	$212	$166
Add back:
Goodwill amortization	—	45	46	46	46
Employee Stock Ownership and stock plans expense	26	19	13	12	22
Cash earnings from continuing operations	$524	$473	$314	$270	$234
Cash earnings per share(1)	$5.82	$5.20	$3.44	$2.80	$2.61
Performance ratios from continuing operations
Cash earnings return on average assets	2.52%	2.73%	2.24%	1.80%	1.66%
Cash earnings return on average equity	28.77	21.79	15.49	13.49	14.77
Cash earnings return on tangible equity	37.41	27.45	27.73	26.18	26.89

(1)                               Based on the weighted average shares used to calculate diluted earnings per share.

Consolidated Statement of Financial Condition

Total assets increased to $21.8 billion at year-end 2002 from $20.2 billion a year ago. Mortgage loans held for sale increased $650 million reflecting continued strength in the mortgage market, and total securities increased $918 million. The balance sheet growth was primarily funded by an increase in core deposits of $1.6 billion.

Comparison of Operating Results for the Years Ended December 31, 2001 and 2000 – Continuing Operations

General

Net income from continuing operations for 2001 was $409 million, $4.50 per diluted share, a 61% increase over 2000. The results reflected a record breaking level of mortgage originations, strength in the retail banking business, and effective balance sheet management that contributed to a substantial increase in net interest income.

Net Interest Income

Net interest income on a fully taxable-equivalent basis increased by $95 million, or 18%, to $633 million for 2001 from $538 million for 2000. The improvement versus 2000 was due to an increase in average earning assets. The net interest margin decreased from 4.21% to 3.94%.

Average earning assets increased by $3 billion, or 26% to $16 billion in 2001 from $13 billion in 2000. The increase reflected growth in the balance of loans held for sale and loans held for investment due to the higher origination volume, and a higher balance of investment securities. A decline in the level of market interest rates resulted in a decline in the yield on average earning assets of 60 basis points.

Average mortgage loans held for investment in 2001 increased $893 million from 2000. Average loans held for sale rose $1.5 billion reflecting increased origination volume.

The cost of interest-bearing liabilities decreased by 42 basis points to 4.25% from 4.67% in the prior year. The average balance of lower cost core deposits increased $231 million, while the average rate paid on the deposits declined by 28 basis points.

Provision for Loan Losses

The provision for loan losses was a credit of $13 million for 2001, compared to a charge of $5 million in 2000. The benefit recorded in 2001 was the result of continued strong credit performance. Residential mortgage charge-offs were $5 million, essentially unchanged versus a year ago.

Non-Interest Income

Non-interest income was $465 million for 2001, an increase of $223 million or 92% from $242 million in 2000. The increase was primarily due to the $218 million increase in the gain on sale of mortgage loans resulting from the record origination volumes. Loan servicing fees declined by $16 million due to the recognition of impairment charges totaling $18 million relating to the decline in value of servicing assets.

Banking fees and commissions increased by $5 million, or 13%. The improvement over 2000 is primarily attributable to a change in the retail banking NSF fee structure and an increase in fees earned on annuity sales.

Gain on Sale of Loans

Gain on sale and securitization of mortgage loans increased $218 million from 2000 to 2001. The gain from whole loans sales increases $229 million due to higher origination volume coupled with an increase in the average margin earned on loans sold. Whole loan sale margins on specialty products averaged 315 basis points, versus 235 basis points in the prior year.

Non-Interest Expense

Total non-interest expense was $432 million for 2001, an increase of 26% from 2000. Salaries and benefits increased $41 million, most of which related to increased staffing levels and commissions paid in connection with record mortgage volumes. Premises and equipment expense rose $11 million, more than half of which related to one-time costs associated with the relocation of GPM’s headquarters. Other administrative costs increased $33 million due primarily to the increased cost of mortgage processing.

Income Tax Expense

Total income tax expense increased $90 million, or 53%, to $259 million for 2001 from $169 million for 2000. The increase in 2001 compared to 2000 is due to higher pre-tax income, partially offset by a decline in the effective tax rate from 39.8% in 2000 to 38.9% in 2001.

Loan Originations

Mortgage originations during 2001 were $26.3 billion, up from $10.9 billion during 2000. The growth reflected continued strength in specialty, agency and jumbo product lines attributable to declining interest rates and increased market share.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001 — Discontinued Operations

The net income from discontinued operations for the year ended December 31, 2002 was $5 million, compared with a net loss of $704 million a year ago. The results reflect performance consistent with the operating plan established when the business was discontinued in December 2001.

The 2002 results included the impact of an agreement to restructure the credit enhancement and servicing arrangements with a surety provider as described more fully in Note 14 to the consolidated financial statements. The results also include the positive impact of better than expected performance in the securitized portfolio, the positive impact of a sale of loans at a value that exceeded their previously estimated fair value, and adjustments to the future operating plan based upon the favorable operating results experienced in 2002.

The 2001 results consisted of a net loss from disposal of the discontinued business of $440 million and a net loss from operations of the discontinued business of $264 million. The loss from disposal of the discontinued business included the write-off of goodwill of $390 million, a $172 million charge associated with the valuation of retained interests, a servicing asset impairment of $10 million and a $135 million charge associated with the write-down of loans to their estimated fair value. The loss from operations of the discontinued business included a fourth quarter charge of $305 million associated with the valuation of retained interests and the recognition of a servicing asset impairment of $56 million. The fourth quarter 2001 charges combined with the loss from disposal of the discontinued operation resulted in the net of tax charge of $663 million recorded in conjunction with the decision to discontinue the manufactured housing lending operation.

Risk Management

The Company has a Corporate Risk Oversight Committee which monitors and supervises the wide variety of risks encountered in the course of business. The Committee is chaired by the President and Chief Operating Officer and includes the heads of its two businesses, the Chief Financial Officer, the Head of Risk Management and the General Counsel. The Committee meets periodically to review credit risk, including both on-balance sheet and off-balance sheet exposure, market risk and operating and business risks which include, but are not limited to, legal and systems risks. These individual types of risks are also analyzed and monitored by separate committees comprised of experts within the business units and on the corporate staff. Liquidity, Capital and Credit Risk Management are described fully below. The Market Risk analysis is included in Item 7A (page 41).

Liquidity Risk Management

The Bank’s primary sources of funding from financing activities include deposit gathering, advances from the FHLB, short and long-term borrowings under repurchase agreements and overnight and term Federal Funds purchases. Cash flows related to operating activities primarily consist of cash disbursed to fund loan originations and cash received from loan sales and securitizations. Cash flows related to investing activities include purchases of securities and loans receivable held for investment, funds received from loan and securities principal repayments, and sales and maturities of mortgage-backed and other investment securities. While maturities and scheduled amortization of loans and securities are a predictable source of funds, the amount of prepayments on loans and mortgage-backed securities can only be estimated, as they tend to fluctuate with various exogenous factors including the general level, and direction, of interest rates.

Funds provided from financing activities totaled $1.2 billion for the year ended December 31, 2002. At December 31, 2002 total borrowings were $7.2 billion, up $400 million from $6.8 billion at December 31, 2001. Membership in the FHLB allows the Bank to secure advances in proportion to its investment in FHLB stock. At December 31, 2002 the Bank had $2.9 billion in outstanding FHLB term advances, $1.7 billion in FHLB overnight advances and, based on the then current investment in FHLB stock, $800 million in additional FHLB funding available. The Bank’s ability to secure further advances from the FHLB is based on the market value of the pledged loan portfolio. At December 31, 2002, based on the then current market value of the pledged portfolio, the Bank had additional FHLB borrowing capacity of $1.1 billion. The Bank also uses its mortgage-backed and other investment securities as collateral under short and long-term repurchase agreements. As of December 31, 2002 the Bank had $2.0 billion in outstanding repurchase agreements, which was an increase of $400 million from the previous year. At December 31, 2002 the company had un-pledged securities eligible as collateral for repurchase agreements of $1.4 billion. The Bank also secures overnight and term funding in the Federal Funds market. At December 31, 2002 the Bank had $285 million of overnight purchased Federal Funds.

Deposits continue to be the primary funding source for the Company. Deposit balances experienced a net $1.1 billion increase in 2002. Lower-cost core deposits increased by $1.6 billion offset by a decrease in higher cost certificates of deposit of $550 million. The decline in certificate of deposit balances resulted from management’s decision to utilize lower cost alternative funding sources rather than pay higher priced retail rates. Time deposits maturing within one year totaled $3.1 billion at December 31, 2002. Consistent with historical trends, a substantial portion of these deposits are expected to be renewed. To the extent these deposits are not renewed, funding is expected to be provided through continued growth in core deposits (checking, savings and money market deposits) and through alternative financing sources.

The Company and the Bank have received both short-term and long-term debt ratings from three recognized credit rating firms. These ratings allow the Company and the Bank to access the wholesale debt markets, thereby providing the Company with additional flexibility in accessing and utilizing the most cost effective and appropriate means for meeting its funding needs. As of December 31, 2002 the Bank had a medium term note shelf with $2.65 billion in available capacity.

Funds used in investing activities totaled $913 million in 2002, primarily resulting from $7.5 billion of investment securities purchases. These investments were partially offset by cash flows from maturities and sales of investment securities (primarily mortgage-backed securities) which totaled $3.9 billion as well as significant mortgage and securities principal prepayments which resulted from the historically low, and generally declining, interest rate environment prevalent since the beginning of 2002.

Funds used in operating activities totaled $248 million for the year as total loan originations of $33.2 billion exceeded proceeds from loan sales of $32.1 billion. The significant loan origination and sale activity in 2002 reflects the strong market for mortgage originations and the continued high level of demand for these assets in the secondary market. At December 31, 2002 the Company had outstanding mortgage loan commitments of $7.9 billion. As of December 31, 2002 there were no outstanding mortgage-backed and other securities commitments. The Company anticipates that through the use of internally generated cash flow, the capital markets to securitize and sell its mortgage loan commitments, and other available financing alternatives that it will have sufficient funds available to meet its current loan and securities commitments.

The Company’s most liquid assets are cash and cash equivalents, including money market investments. The level of these assets is dependent upon the Company’s operating, financing, lending, and investing activities during any given period. Cash and cash equivalents, including money market investments, totaled $369 million at December 31, 2002 compared to $357 million at December 31, 2001.

Capital Risk Management

The Company and the Bank are subject to minimum regulatory capital requirements imposed by various federal and state banking authorities, including the Federal Reserve Board, the FDIC and the New York State Banking Department. These capital requirements vary according to an institution’s capital level and the composition of its assets. Furthermore, pursuant to the FDIC Improvement Act of 1991 (“FDICIA”), the federal banking regulators have set the minimum capital ratios for a well-capitalized banking institution at 6% Tier 1 risk-based capital, 10% total risk-based capital and 5% Tier 1 leverage capital. At December 31, 2002, the Company and the Bank exceeded these levels and expect to be in excess of the minimum ratios required of well-capitalized institutions in the future.

Following is a table of the components of regulatory capital as defined by the banking regulators for risk-based capital and leverage ratio guidelines.

Components of Capital	At December 31,
(In millions)	2002	2001
Tier 1 Capital:
Common stockholders’ equity	$2,013	$1,752
Unallocated ESOP shares	(89)	(95)
Unearned stock plans shares	(1)	(1)
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Goodwill	(395)	(395)
Accumulated other comprehensive income, net	(27)	(11)
Other deductions	(5)	(12)
Tier 1 Capital	1,696	1,438
Tier 2 Capital:
Subordinated bank notes	150	150
Qualifying allowance for loan losses	78	81
Tier 2 Capital	228	231
Total qualifying capital	$1,924	$1,669
Risk-weighted assets	$14,848	$14,241

GreenPoint remains committed to maintaining its capital at levels sufficient to provide for the continued growth of the Company through prudent investments and acquisitions while also providing shareholder value. The Company manages its capital based on its near and long term needs. GreenPoint’s total stockholders’ equity increased by $268 million to $1.9 billion at December 31, 2002 from $1.7 billion at December 31, 2001. The increase was the result of retained 2002 net income.

The stock repurchase program authorized by the Company’s Board of Directors in March 2001 was completed in September 2002. Under this program, the Company purchased 5 million of its shares at a cost of approximately $216 million. In September of 2002, GreenPoint’s Board of Directors authorized a new program to purchase an additional 5%, or 5 million of its outstanding shares. As of December 31, 2002, GreenPoint had purchased under this program approximately 2.2 million shares at a cost of $94 million. Subsequently, in February 2003 the GreenPoint’s Board of Directors authorized another repurchase program for an additional 5% or approximately 5 million of its outstanding shares.

Credit Risk Management

During 2002, the Company originated mortgage loans for its own portfolio and for disposition in the secondary markets in the form of whole loan sales and securitizations. In general, whole loan sales transfer the credit risk to the purchasers. In contrast, for loans placed in the portfolio, or for loans securitized, the Company retains all or much of the credit risk. As of December 31, 2001, the Company discontinued the origination of manufactured housing loans. However, it continues to service its manufactured housing loan portfolio, including its securitized loan pools. During the fourth quarter of 2002, GreenPoint Bank began to originate small business loans through its branch system to its business banking customers for the Bank’s portfolio.

GreenPoint Bank and GreenPoint Mortgage maintain underwriting policies, procedures and approval authorities appropriate to their businesses. The chief credit executive in GreenPoint Mortgage reports directly to the chief executive of the business, outside of the production organization. The chief credit executive in the small business banking group within GreenPoint Bank reports directly to the head of the small business banking group. With respect to mortgage loans originated for whole loan sale to the secondary markets, where credit risk is transferred, underwriting criteria are established to meet the investor requirements. An executive-level Risk Management Division determines the criteria required for loans which will be transferred to GreenPoint’s portfolio or sold through securitizations. In GreenPoint Bank, a sophisticated scoring system is one of the tools being utilized in the underwriting process.

Oversight of the appraiser approval and appraisal review process is conducted independent of the production organization. Appraisers are required to meet strict standards for approval by GreenPoint, and their performance is monitored on a regular basis. With oversight by Risk Management, a comprehensive quality control process is in place to ensure that mortgage loans being originated meet the Company’s underwriting standards, and that required operating procedures are followed. Loans are selected monthly on a pre and post funding basis for review by quality control analysts and staff appraisers. A quality control process has also been established for the small business loans being originated by GreenPoint with monthly reviews on a post-funding basis.

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

Risk Management reviews monthly the delinquency and loss trends for all of the mortgage, manufactured housing, and small business loans serviced by the Company, whether or not it retains credit exposure. These reviews are intended to identify significant changes in credit quality which may indicate changes to the Company’s exposures or to the efficacy of its underwriting of loans sold to other investors. Such changes could prompt adjustments to the Company’s underwriting criteria or servicing procedures.

GreenPoint’s mortgage loan origination activity is geographically diversified throughout the United States. GreenPoint began originating loans outside of New York State in 1996. At December 31, 2002, approximately 61% of the Company’s mortgage loan portfolio was secured by properties outside of New York. The Company tracks economic and housing market trends to identify areas for expansion and as an early warning mechanism. The Company also closely monitors trends in delinquent and non-performing loans through cycles in the economy and in the real estate market. These economic and performance trends are analyzed in the ongoing fine-tuning of lending practices.

The Company uses various collection strategies to maintain contact with the borrowers in order to obtain repayment. Collection activities for GreenPoint Mortgage are centralized in a servicing unit in Columbus, Georgia. GreenPoint Credit’s collection activities were centralized during 2002 in a servicing center in Atlanta, Georgia in order to target delinquent accounts more effectively utilizing more advanced technology. Remarketing activities for GreenPoint Credit remain decentralized among several regional offices in order to repossess and liquidate collateral more effectively, thereby minimizing the loss severity. Collection efforts for GreenPoint Bank’s business banking loans are handled in a collaborative manner by the credit analysts in New York and the servicing center in Columbus, Georgia.

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

Off Balance Sheet Arrangements and Other Contractual Obligations

Prior to exiting the manufactured housing finance lending business, GreenPoint securitized or sold with recourse most of its manufactured housing loans. At December 31, 2002, total loans outstanding under these arrangements were $4.5 billion. GreenPoint retains most of the credit risk inherent in these loans. GreenPoint also securitizes or sells certain mortgage loans with recourse. At December 31, 2002, total loans outstanding under these arrangements were $1.2 billion. Expected losses were deducted when estimating the gain on sale and the initial value of retained interests. Refer to Note 1(l) on page 59 of the Company’s 2002 Consolidated Financial Statements, for additional information on Accounting for Loan Sales. The value of retained interests in the securitizations is reviewed each quarter as are the liabilities associated with letters of credit issued in the securitizations. Based on recent loss trends, the values are updated. Refer to note 5 beginning on page 64 for further quantitative information about recourse arrangements and retained interests.

In connection with its sale of mortgage loans, the Company provides certain representations and warranties which provide the purchaser the option of returning the purchased loans to the Company under certain conditions. The Company may recognize losses as the result of the repurchases of loans under the arrangements. Losses are estimated based on historical experience and are recorded as a reduction to the gain on sale of loans at the time of the original sale. Refer to Note 5 beginning on page 64 for further quantitative information about the liability for representations and warranties.

Critical Accounting Policies

The Company’s accounting policies are described in Note 1 to the Consolidated Financial Statements. In conjunction with the SEC’s rules covering disclosure about the application of critical accounting policies, GreenPoint has identified five accounting polices that are critical to the presentation of GreenPoint’s financial statements and that require critical accounting estimates on the part of management. Following is a description of those accounting policies and where applicable a fuller explanation of the methods and assumptions underlying their application.

Accounting for Derivatives

The accounting and reporting standards for derivative financial instruments are established in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity’s approach to managing risk.

GreenPoint’s management has made judgments in their application of SFAS 133. These judgments include the identification of hedging instruments, hedged items, nature of the risk being hedged, the market value of loan commitments and how the hedging instrument’s effectiveness will be assessed. GreenPoint has designated interest rate swaps, futures contracts and forward delivery commitments as hedging instruments in fair value hedges. Certain fixed mortgage loan products held for sale are designated as hedged items in fair value hedges. GreenPoint has identified the risk of changes in fair value attributable to changes in market interest rates as the designated hedge risk. The results of previous retrospective assessments of hedge effectiveness have established an expectation that the results of the derivative hedging instruments will substantially offset the effects of changes in the fair value of the hedged item on a prospective basis. If the retrospective assessment determines that the hedge was not highly effective, GreenPoint will discontinue hedge accounting prospectively. If the SFAS 133 effectiveness assessment indicates that the hedge is not highly effective, GreenPoint will not recognize the adjustment to the carrying amount of the loans held for sale after the last date on which compliance with the effectiveness criterion was established. Therefore, the potential loss of hedge accounting adjustments to loans held for sale may cause GreenPoint to report materially different results under different conditions or using different assumptions.

The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments with borrowers. If market interest rates required by investors are higher than management’s assumptions, the prices paid by investors and resultant gain on sale of loans will be lower than previously estimated. In order to mitigate this interest rate risk, GreenPoint enters into derivative instruments at the time it extends the interest rate lock commitment to the borrower. The amount and duration of the derivative instruments entered into are selected in order to have the changes in fair value correlate closely with the changes in fair value of GreenPoint’s interest rate lock commitments and loans held for sale. GreenPoint’s interest rate lock commitments are accounted for as derivative financial instruments and recognized as either assets or liabilities at fair value.

Accounting for Possible Loan Losses

GreenPoint calculates its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). This accounting standard is used to determine the allowance associated with large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. GreenPoint considers all of its loans held for investment to be smaller-balance homogeneous loans. SFAS 5 requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. The allowance for loan losses represents management’s estimate of probable but unconfirmed asset impairment in the loans held for investment portfolio as of the date of the financial statements.

In determining the adequacy of the allowance for loan losses for GreenPoint’s mortgage loans held for investment, management completes a General Valuation Allowance (“GVA”) analysis prior to the end of each quarterly reporting period. The GVA analysis stratifies GreenPoint’s mortgage loans held for investment into three categories: first mortgages, second mortgages and home equity loans. The first mortgage and second mortgage categories are further stratified into one-to-four family, multi-family and commercial loan strata.

The GVA analysis calculates the expected losses as a percentage of loans outstanding in each loan stratum (the GVA Percentage) based upon the historical loss percentages experienced in that stratum. The GVA percentage is then applied to the projected balance of loans estimated to ultimately default. The future defaults are estimated by applying historical default trends to current loan balances based on their delinquency status. The applicable required reserve within each loan strata is calculated by applying the GVA percentage to the expected defaults. This methodology encompasses an assumption that expected defaults and expected future losses on loan defaults will follow the historical experience over the prior six quarters. As actual experience changes, the revised average expected loss experience is included in the updated GVA analysis.

Due to inherent limitations in using modeling techniques and GVA percentages, GreenPoint maintains an unallocated reserve. This reserve addresses short-term changes in the loan portfolio’s historical real estate owned performance, delinquency trends, loan products, national real estate values and portfolio growth. The analysis also encompasses assessment of changes in the macro-economic environment. At the end of each quarter, management determines the adequacy of the unallocated reserve to address these risks.

Accounting for Servicing Assets

In applying SFAS 140 to its sales and securitizations, GreenPoint’s management is required to make judgments when establishing the significant assumptions used in determining fair values of servicing assets. The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. These assumptions are reviewed on a quarterly basis and changed based on actual and expected pool performance. In accordance with GAAP disclosure requirements, Note 5 identifies the key economic assumptions underlying the valuation of servicing assets.

GreenPoint stratifies its servicing assets based on the risk characteristics of the underlying pools and the assets are evaluated for impairment based on the risk characteristics. Servicing asset impairment may result in the risk strata under different conditions or using different assumptions. As interest rates associated with the underlying loans decline, loan prepayments tend to increase, thereby reducing the fair value of the servicing asset. In addition, a decline in the value of the servicing asset is likely to occur if either default rates or servicing costs increase. The sensitivities to adverse changes in weighted average prepayment rates for the servicing assets are presented in Note 5.

Accounting for Loan Securitizations

The Company recognized a gain on sale of mortgage loans of $376 million in the full-year 2002 and $396 million in 2001. Included in these gains were gains resulting from the securitization of mortgage loans of $9 million and $26 million for the years ended December 31, 2002 and 2001, respectively. The Company also recognized a gain on the securitization of manufactured housing loans of $26 million for the year ended December 31, 2001. Concurrent with the decision to discontinue the manufactured housing lending business, the Company will no longer securitize manufactured housing loans.

GreenPoint’s loan securitizations are completed through the use of Qualifying Special Purpose Entities (QSPE’s). In a securitization transaction, a pool of loans is sold to the QSPE and securities supported by the cash flow from the transferred loans are sold by the QSPE to third party investors. Funds received from the third-party investors are returned to GreenPoint as payment for the transferred loans. The Company may retain servicing rights and one or more retained interests and it may issue a letter of credit guaranteeing a portion of the credit losses in the loan pool.

The rules governing accounting for loan securitizations are established in FASB Statement 140—”Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The standard establishes the conditions which must be present for treating a transfer of financial assets as a sale, establishes the conditions which must be met to treat an entity as a QSPE, and establishes the requirement to record and measure at fair value any retained interests associated with an asset transfer. The standard also establishes that QSPE’s shall not be consolidated in the financial statements of the transferor.

GreenPoint’s asset transfers meet all of the conditions established for sale treatment and the SPE’s meet the conditions established for a QSPE. The transactions are deemed to be sales as the transferred assets are isolated from the Company, the transferees are qualified SPE’s, and the Company does not maintain effective control of the transferred assets. In addition, the Company has recorded all retained interests, including obligations under financial guarantees, at their estimated fair value per the requirements of Statement No. 140. Because market quotes are generally not available for retained interests, the Company generally estimates fair value based upon the present value of estimated future cash flows using assumptions of prepayments, defaults, loss severity rates and discount rates the Company believes market participants would use for similar assets and liabilities. Those assumptions are reviewed on a quarterly basis and changed based on actual and expected pool performance. Changes in the assumptions can result in a significant change to the value of retained interests. In accordance with GAAP disclosure requirements, Note 5 identifies the key economic assumptions underlying the valuation of retained interests and the potential dollar impact of adverse changes in those assumptions.

Accounting for Discontinued Operations

Pursuant to its decision to discontinue the manufactured housing lending business, GreenPoint’s current and comparative prior period Consolidated Statements of Income present the results of continuing operations and the discontinued business separately. The Consolidated Statements of Financial Condition present the consolidation of both the continuing and discontinued operations. The presentation is in accordance with the provisions of Accounting Principles Board Statement No. 30 (APB 30), which requires that the results of continuing operations be reported separately from discontinued operations and any gain or loss from disposal of a segment of a business be reported in conjunction with the related results of discontinued operations.

For the purposes of applying APB 30, the term segment of a business refers to a component of an entity whose activities represent a separate major line of business or class of customer. The manufactured housing lending business was a separate major line of business with clearly separate operations and activities and a distinct customer base, and its activities can be clearly distinguished and measured for financial reporting purposes. The manufactured housing business has been separately measured and disclosed in prior period business segment disclosures in the footnotes of the consolidated financial statements.

The Company’s plan to discontinue the business was reviewed and approved by management and the Board of Directors in December of 2001. The Plan of discontinuation included the decision to cease accepting loan applications and fund only new loans pertaining to existing loan commitments. Accounting for the orderly liquidation or run-off of the operation as a discontinued operation is consistent with APB 30 and subsequent SEC interpretations codified under Topic 5Z-3.

In accordance with the provisions of APB 30, the net loss reported for the year ended December 31, 2001 included the estimated performance of the discontinued operations during the phase-out period. The future results were estimated based on the Company’s best assessment of future operating performance, which included assumptions about the remaining life of the serviced loans and the operating costs associated with servicing those loans. The future operating performance is reassessed on a quarterly basis and the underlying assumptions are amended when necessary to reflect changes in the estimated remaining life of the serviced loans, changing market conditions, and changes in the operating environment and cost structure of the servicing operation.

During 2002 the Company funded only those loans on which it was committed to lend at December 31, 2001. At December 31, 2002 the Company has no outstanding commitments to lend. The Company continues to honor its contractual commitment to service its current loan portfolio and during 2002 the Company sold most of the remaining loans on its balance sheet.

Regarding the residual interests associated with the previously securitized manufactured housing loans, the Company reassesses the assumptions used in the valuation of these assets on a quarterly basis and incorporates the revised assumptions in its quarterly valuations.

Impact of Recent Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). This statement rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishments of Debt”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management of the Company anticipates that the adoption of SFAS 145 will not have a significant effect on the Company’s earnings or financial position.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management of the Company anticipates that the adoption of SFAS 146 will not have a significant effect on the Company’s earnings or financial position.

On October 1, 2002, the FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (“SFAS 147”). Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of both Statement of Financial Accounting Standards No. 72 “Accounting for Certain Acquisitions of Banking or Thrift Institutions” (“SFAS 72”) and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method” and requires those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Thus, the requirement in SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. In addition, SFAS 147 amends Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The provisions related to the accounting for the impairment or disposal of certain long-term customer relationship intangible assets were effective on October 1, 2002. The adoption of SFAS 147 did not have a significant effect on the Company’s earnings or financial position.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). This statement amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Beginning in the first quarter of 2003 management will comply with the additional disclosure provisions of SFAS 148. The Company does not intend to adopt the fair value based method of accounting for employee stock options and the statement, therefore, will not have a significant effect on the Company’s earnings or financial position.

On November 25, 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands on the accounting guidance of FASB Statements No. 5, 57 and 107. This interpretation also incorporates without change the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management of the Company anticipates that the adoption of FIN 45 will not have a significant effect on the Company’s earnings or financial position.

On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management of the Company anticipates that the adoption of FIN 46 will not have a significant effect on the Company’s earnings or financial position. The Company has identified no transactions with variable interest entities which require consolidation or additional disclosure under FIN 46.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

The Company’s market risk exposure is limited solely to interest rate risk. Interest rate risk is defined as the sensitivity of the Company’s current and future earnings to changes in the level of market interest rates. Part of the Company’s interest rate risk resides on the balance sheet, as the maturity and repricing characteristics of its assets do not match those of its liabilities. Additionally, a significant source of the Company’s revenue, the proceeds from the sale of mortgage loans, depends on the volume of loan originations, which is sensitive to the level and direction of market interest rates.

Market Risk Management Process

Management of interest rate risk is conducted within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risks to earnings and market value that the Board of Directors deems prudent. In addition, they govern permissible investments and off-balance sheet transactions, and maximum counterparty exposure limits. The formulation and implementation of any Risk Management strategy involves numerous day-to-day decisions involving the acquisition or divestiture of loans and investment securities, reinvestment of cash flows, the selection of funding instruments and maturities and the use of off-balance sheet instruments. Together, these incremental decisions result in a strategy that is represented by the interest rate risk position. The performance of the positions and strategies are formally reviewed by the Asset and Liability Management Committee (“ALCO”) in the context of the outlook for interest rates and general business conditions, as well as for compliance with established risk tolerances and policies. The committee is chaired by the Chief Financial Officer and includes the Treasurer, the Head of Risk Management and the Company’s Senior Business Unit and Financial Executives.

Interest Rate Risk Management Strategies

Interest rate risk inherent on the balance sheet is managed taking into account the risks to earnings in the Company’s main businesses. Most importantly, the Company’s mortgage origination business is sensitive to the level of interest rates. In a low or declining interest rate environment mortgage volumes tend to increase as demand for home purchases and mortgage refinancing increases, leading to growth in mortgage banking revenues. Conversely, high or rising rates subdue mortgage demand, leading to less revenue.

These dynamics tend to be partly offset by the sensitivity of retail banking revenues to changes in the level of interest rates. Typically in a high rate environment, spreads earned on retail deposits increase, as rates paid on those deposits increase more slowly than market rates in general. Additionally, the balance sheet is normally positioned to allow for higher net interest income and wider net interest margins as rates rise. This is known as an asset sensitive balance sheet position, and provides a further offset to the interest rate cyclicality of mortgage banking revenue.

The interest rate sensitivity of the Company’s balance sheet originates with the cash flow characteristics of its loan portfolios and deposit products. Management alters the overall balance sheet sensitivity through adjustments to the securities investment portfolio and the maturities of market borrowings, as well as various deposit pricing and derivatives strategies.

Interest Rate Risk Measurement

The principal tool used to measure balance sheet sensitivity at any point in time, and to assess the impact of potential business and rate risk management strategies, is a simulation of net interest income. The simulation gives effect to management assumptions concerning the repricing of assets and liabilities, as well as business volumes under a variety of hypothetical interest rate scenarios. These hypothetical scenarios incorporate parallel yield curve shifts in interest rates of plus or minus 100, 200 and 300 basis points. In addition, non-parallel yield curve flattening and steepening scenarios are modeled.

The most crucial management assumptions concern prepayments on the Company’s mortgage loan portfolio and the pricing of retail deposits in various interest rate environments. As interest rates decline, mortgage prepayments tend to increase, reducing loan portfolio growth and lowering the portfolio’s average yield.  Management’s assumptions are guided by analyzing the prepayment performance of the Company’s portfolio in past rate cycles as well as publicly available research on the prepayment behavior of similar mortgage assets.

Rates on non-maturity deposits rise and fall with market rates, but tend to move less than proportionately. Rates offered on retail certificates of deposit tend to move in close concert with market rates, though history suggests they increase less rapidly as market rates rise. Extensive historical analysis shows that the Company’s deposit volumes are relatively insensitive to interest rate movements within the range encompassed by the scenarios.

The following table presents the results of the simulations under a variety of hypothetical interest rate scenarios, based on the Company’s balance sheet position at December 31, 2002. The results are expressed as the percentage change in pretax net interest income from the base scenario in which interest rates are unchanged. The change in income is measured over a period of twelve months.

	Short-term Rate Changes:
Yield Curve	-200 bps	+200 bps
-150 bps	(13.0)%	2.3%
Parallel	(5.8)%	4.7%
+150 bps	0.1%	6.8%

The columns represent 200 basis point changes—down and up—in the level of short-term interest rates over a twelve-month time span. The rows indicate changes in the shape of the yield curve over the same time period. The parallel row corresponds to changes in rate levels in which the yield curve retains its shape. In the -150 basis point scenarios, the yield curve flattens, and in the +150 basis point simulations the curve steepens. For example, a parallel downward shift of 200 basis points would reduce net interest income by 5.8% from what would be earned if rates remained constant. (As of December 31, 2002 not all rates could fall 200 basis points without reaching zero. In these scenarios rates are reduced until they reach zero. These scenarios are retained to allow for historical comparisons.) However, a decline of 200 basis points at the short end of the yield curve, accompanied by a 150 basis point steeper curve, would increase net interest income by 0.1% over the unchanged scenario.

At December 31, 2001 a parallel 200 basis point downward movement in interest rates was estimated to reduce net interest income by 4.4% from the base case. A parallel 200 basis point rise in rates was estimated to benefit net interest income by 1.4%.

The simulations measure the exposure of net interest income to changes in interest rates at a particular point of time. The risk position is always changing. Management continuously monitors the Company’s risk profile as it changes, and alters the rate sensitivity to ensure limits are adhered to, and that the resulting risk profile is appropriate to its views on the likely course of interest rates and developments in its core businesses.

In addition, the fair value of the mortgage company’s servicing assets and retained interests from securitizations are directly affected by the level of prepayments associated with the underlying loans. As interest rates decline the value of these assets will decline. Conversely as interest rates rise, the value of these assets will increase.

Derivative Financial Instruments

Interest rate derivatives, such as interest rate swaps and eurodollar futures, are periodically integrated into the Company’s interest rate positions and, therefore, its simulations. The notional amount of these instruments are not included in the company’s balance sheet. There were no outstanding derivative financial instruments hedging the Company’s interest rate position at December 31, 2002.

The Company does currently utilize derivative instruments to manage its exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held for sale.

Prior to the closing of the loan, the Company generally extends an interest rate lock commitment to the borrower. The Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate lock commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments.) These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates. At December 31, 2002, the Company had mandatory forward delivery commitments outstanding amounting to $1.9 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Consolidated Financial Statements of GreenPoint, see index on page 51.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information presented under the heading “Information with Respect to Nominees and Continuing Directors” on pages 3 through 5 in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 29, 2003, which was filed with the SEC on March 28, 2003, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation included under the heading “Executive Compensation” on pages 10 through 16 (excluding the Stock Performance Graph on page 13) in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 29, 2003, which was filed with the SEC on March 28, 2003, is incorporated herein by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders (1)	7,268,645	$27.68	3,834,524	(2)
Equity compensation plans not approved by security holders (3)	970,314	39.95	941,373
Total	8,238,959	$29.23	4,775,897

(1)       Includes the Company’s Amended and Restated 1994 Stock Incentive Plan, 1999 Stock Incentive Plan, Non-Employee Directors Stock Option Plan, Non-Employee Directors 2001 Stock Option Plan and the Headlands Mortgage Company 1997 Executive and Non-Employee Director Stock Option Plan (“Headlands Plan”), which was assumed by the Company in connection with its merger with Headlands Mortgage Company. As of December 31, 2002, 58,029 options remained outstanding under the Headlands Plan, with a weighted-average exercise price of $15.72.

(2)       The Headlands Plan authorized the grant of options to purchase, and awards of, an aggregate of up to ten percent of Headlands Mortgage Company’s total outstanding shares at any time.

(3)       Includes the Company’s 2001 Stock Plan (“2001 Plan”). The Board of Directors approved the 2001 Plan on February 9, 2001. The 2001 Plan has not been submitted to the Company’s stockholders for approval. It provides that the total number of shares of Company common stock available for grant is 2,000,000 shares. The 2001 Plan is administered by the Compensation Committee of the Board of Directors. Among other things, the Committee has the authority to select officers (excluding any person designated by the Board of Directors as an “officer” for purposes of Section 16 of the Securities Exchange Act of 1934), employees, and/or consultants to whom awards may be granted, to determine the type of award as well as the number of shares of Common Stock to be covered by each award, and to determine the terms and conditions of any such awards.  Awards under the 2001 Plan may be granted in any one or a combination of non-qualified stock options, stock appreciation rights, restricted stock, performance units and other Company common stock-based awards. Stock options granted under the 2001 Plan must have an exercise price of not less than fair market value on the date of grant. Adjustments in the number and type of shares and other equitable adjustments may be made by the Board or the Compensation Committee in the event of a merger, reorganization, consolidation, recapitalization, spin-off, stock dividend or any other similar event. Awards may be granted for such terms as the Compensation Committee may determine, except that the term of a stock option may not exceed ten years from its date of grant. Awards outstanding on the termination date of the 2001 Plan shall not be affected or impaired by such termination.

Security Ownership

Information relating to security ownership of certain beneficial owners and management included under the heading “Securities Owned by Directors and Executive Officers” on page 5 in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 29, 2003, which was filed with the SEC on March 28, 2003, is incorporated herein by reference.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the heading “Transactions with Certain Related Persons” on page 16 in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 29, 2003, which was filed with the SEC on March 28, 2003, is incorporated herein by reference.

ITEM 14.                                              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (“Act”)), which are designed to ensure that information required to be disclosed by the Company in the periodic reports it files under the Act is recorded, processed, summarized and reported in a timely manner, are effective based on their evaluation of these controls and procedures as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (“Evaluation Date”).

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weakness.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                    (1)                      Financial Statements

See index to the Consolidated Financial Statements on page 51.

(2)                       Financial Statement Schedules

Financial Statement Schedules have been omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data”.

(b)                                                          Reports on Form 8-K filed during the last quarter of the registrant’s fiscal year ended December 31, 2002

No reports on Form 8-K were filed for the quarter ended December 31, 2002.

(c)                                                          Exhibits

Number
2.1	Purchase of Assets and Liability Assumption Agreement by and between Home Savings of America, FSB, and GreenPoint Bank(1)
2.2	Stock Purchase Agreement between BankAmerica Corp. and GreenPoint Bank(2)
2.3	Agreement and Plan of Merger by and among GreenPoint Financial Corp., GF Acquisition Corp. and Headlands Mortgage Company(3)
3.1	Certificate of Incorporation of GreenPoint Financial Corp.(4)
3.2	Bylaws of GreenPoint Financial Corp.(5)
3.3	Restated Organization Certificate of GreenPoint Bank(6)
3.4	Bylaws of GreenPoint Bank(16)
10.1	Employment Agreement Among GreenPoint Financial Corp., GreenPoint Bank and Bharat B. Bhatt(7)
10.2	Amended Employment Agreement Among GreenPoint Financial Corp., GreenPoint Bank and Thomas S. Johnson(8)
10.3	GreenPoint Financial Corp. Amended and Restated 1994 Stock Incentive Plan(9)
10.4	GreenPoint Financial Corp. Non-Employee Directors Stock Option Plan(10)
10.5	GreenPoint Bank Recognition and Retention Plan for Employees(11)
10.6	GreenPoint Bank Retirement Plan for Independent Directors(12)
10.7	GreenPoint Bank 1993 Directors’ Deferred Fee Stock Unit Plan(13)
10.8	GreenPoint Financial Corp. 1999 Stock Incentive Plan(14)
10.9	GreenPoint Financial Corp. 1999 Annual Incentive Plan(15)
10.10	GreenPoint Financial Corp. 2001 Stock Plan(17)
10.11	GreenPoint Financial Corp. Non-Employee Directors 2001 Stock Option Plan(18)
10.12	GreenPoint Financial Corp. Letter Agreement with Peter T. Paul(19)
10.13	Amendment Number One to the Employment Agreement among GreenPoint Financial Corp., GreenPoint Bank and Bharat B. Bhatt.(20)
10.14	Amendment Number One to the Amended Employment Agreement among GreenPoint Financial Corp., GreenPoint Bank, and Thomas S. Johnson.(21)
10.15	GreenPoint Financial Corp. Deferred Compensation Plan
12.1	Statement Regarding Computation of Ratios
21.1	Subsidiaries of the Company
23.1	Consent of Independent Accountants
99.1	Certification of Periodic Report of Thomas S. Johnson, Chairman and Chief Executive Officer
99.2	Certification of Periodic Report of Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer

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

Dated: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date

/s/	Thomas S. Johnson	Chairman of the Board	March 28, 2003
	Thomas S. Johnson	and Chief Executive Officer

/s/	Bharat B. Bhatt	Member of the Board,	March 28, 2003
	Bharat B. Bhatt	President and Chief
Operating Officer

/s/	Dan F. Huebner	Director	March 28, 2003
Dan F. Huebner

/s/	William M. Jackson	Director	March 28, 2003
William. M. Jackson

/s/	Charles B. McQuade	Director	March 28, 2003
Charles B. McQuade

/s/	Peter T. Paul	Director	March 28, 2003
Peter T. Paul

/s/	J. Thomas Presby	Director	March 28, 2003
J. Thomas Presby

Signature		Title	Date

/s/	Alvin N. Puryear	Director	March 28, 2003
Alvin N. Puryear

/s/	Robert P. Quinn	Director	March 28, 2003
Robert P. Quinn

/s/	Edward C. Schmults	Director	March 28, 2003
Edward C. Schmults

/s/	Robert F. Vizza	Director	March 28, 2003
Robert F. Vizza

/s/	Jeffrey R. Leeds	Executive Vice President	March 28, 2003
	Jeffrey R. Leeds	and Chief Financial Officer

/s/	Joseph D. Perillo	Senior Vice President	March 28, 2003
	Joseph D. Perillo	and Controller

GreenPoint Financial Corp. and Subsidiaries

CERTIFICATIONS

I, Thomas S. Johnson, Chairman and Chief Executive Officer of GreenPoint Financial Corp., certify that:

1.               I have reviewed this annual report on Form 10-K of GreenPoint Financial Corp.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Thomas S. Johnson
Thomas S. Johnson
Chairman and Chief Executive Officer GreenPoint Financial Corp.

GreenPoint Financial Corp. and Subsidiaries

CERTIFICATIONS (Continued)

I, Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer of GreenPoint Financial Corp., certify that:

1.               I have reviewed this annual report on Form 10-K of GreenPoint Financial Corp.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Jeffrey R. Leeds
Jeffrey R. Leeds
Executive Vice President and Chief Financial Officer GreenPoint Financial Corp.

GreenPoint Financial Corp. and Subsidiaries

Table of Contents

Consolidated Financial Statements – December 31, 2002, 2001 and 2000

GreenPoint Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,
(In millions, except share amounts)	2002	2001
Assets:
Cash and due from banks	$277	$190
Money market investments:
Interest-bearing deposits in other banks	21	5
Federal funds sold and securities purchased under agreements to resell	71	162
Total cash and cash equivalents	369	357
Securities:
Securities available for sale	2,006	1,542
Securities available for sale-pledged to creditors	2,087	1,677
Retained interests in securitizations	108	131
Federal Home Loan Bank of New York stock	300	233
Securities held to maturity (fair value of $3 in 2002 and 2001, respectively)	3	3
Total securities	4,504	3,586
Loans receivable held for sale	5,595	4,945
Loans receivable held for investment (net of allowance for loan losses of $78 and $81, respectively)	9,901	9,961
Other interest-earning assets	141	139
Accrued interest receivable	87	100
Banking premises and equipment, net	168	149
Servicing assets	117	123
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	537	431
Total assets	$21,814	$20,186
Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
N.O.W. and checking	$1,877	$648
Savings	1,323	1,215
Variable rate savings	2,296	2,089
Money market	991	895
Total core deposits	6,487	4,847
Term certificates of deposit	5,309	5,859
Total deposits	11,796	10,706
Borrowings:
Securities sold under agreements to repurchase	2,000	1,600
Other short-term borrowings	285	961
Federal Home Loan Bank advances	4,600	3,800
Senior bank notes	—	134
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Total borrowings	7,235	6,845
Mortgagors’ escrow	68	81
Liability under recourse exposure	301	468
Other liabilities	490	430
Total liabilities	19,890	18,530
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares issued)	1	1
Additional paid-in capital	907	877
Unallocated Employee Stock Ownership Plan (ESOP) shares	(89)	(95)
Unearned stock plans shares	—	(1)
Retained earnings	1,563	1,148
Accumulated other comprehensive income, net	24	11
Treasury stock, at cost (13,953,333 and 10,498,829 shares, respectively)	(482)	(285)
Total stockholders’ equity	1,924	1,656
Total liabilities and stockholders’ equity	$21,814	$20,186

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except per share amounts)	2002	2001	2000
Interest income:
Mortgage loans held for investment	$738	$766	$729
Loans held for sale	310	225	131
Securities	236	227	156
Other	22	38	59
Total interest income	1,306	1,256	1,075
Interest expense:
Deposits	288	442	500
Other borrowed funds	228	150	13
Long-term debt	37	42	33
Total interest expense	553	634	546
Net interest income	753	622	529
(Provision) benefit for loan losses	(2)	13	(5)
Net interest income after (provision) benefit for loan losses	751	635	524
Non-interest income:
Income from fees and commissions:
Loan servicing fees	17	4	20
Banking services fees and commissions	56	44	39
Fees, commissions and other income	7	3	4
Total income from fees and commissions	80	51	63
Net gain on sales of loans	376	396	178
Change in valuation of retained interests	(9)	—	(6)
Net gain on securities	15	18	4
Gain on sale of mortgage servicing rights	—	—	3
Total non-interest income	462	465	242
Non-interest expense:
General and administrative expenses:
Salaries and benefits	206	181	140
Employee Stock Ownership and stock plans expense	26	19	13
Net expense of premises and equipment	72	78	67
Federal deposit insurance premiums	2	2	2
Other administrative expenses	122	109	76
Total general and administrative expenses	428	389	298
Other real estate owned operating income	(1)	(2)	(2)
Goodwill amortization	—	45	46
Total non-interest expense	427	432	342
Income from continuing operations before income taxes	786	668	424
Income taxes related to earnings from continuing operations	288	259	169
Net income from continuing operations	498	409	255
Discontinued operations:
Net income (loss) from disposal of discontinued business	5	(440)	—
Net loss from operations of discontinued business	—	(264)	(42)
Net income (loss) from discontinued operations	5	(704)	(42)
Net income (loss)	$503	$(295)	$213

Basic earnings per share:
Net income from continuing operations	$5.67	$4.61	$2.84
Net income (loss) from discontinued operations	$0.05	$(7.93)	$(0.47)
Net income (loss)	$5.72	$(3.32)	$2.37
Diluted earnings per share:
Net income from continuing operations	$5.53	$4.50	$2.80
Net income (loss) from discontinued operations	$0.05	$(7.74)	$(0.46)
Net income (loss)	$5.58	$(3.24)	$2.34

Dividends declared per share	$1.00	$1.00	$1.00

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
(In millions)	2002	2001	2000
Net income (loss)	$503	$(295)	$213
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	31	8	55
Less: reclassification adjustment for gains included in net income	(8)	(18)	(4)
Other comprehensive income (loss), before tax	23	(10)	51
Income tax (expense) benefit related to items of other comprehensive income	(10)	4	(22)
Other comprehensive income (loss), net of tax	13	(6)	29
Total comprehensive income (loss), net of tax	$516	$(301)	$242

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	For the Year Ended December 31,
(In millions)	2002	2001	2000
Common stock
Balance at beginning of year	$1	$1	$1
Balance at end of year	1	1	1
Additional paid-in capital
Balance at beginning of year	877	863	858
Reissuance of treasury stock	(9)	(15)	(10)
Amortization of ESOP shares committed to be released	24	17	10
Amortization of stock plans shares	1	1	1
Tax benefit for vested stock plans shares	14	11	4
Balance at end of year	907	877	863
Unallocated ESOP shares
Balance at beginning of year	(95)	(100)	(105)
Amortization of ESOP shares committed to be released	6	5	5
Balance at end of year	(89)	(95)	(100)
Unearned stock plans shares
Balance at beginning of year	(1)	(2)	(3)
Amortization of stock plans shares	1	1	1
Balance at end of year	—	(1)	(2)
Retained earnings
Balance at beginning of year	1,148	1,532	1,408
Net income (loss)	503	(295)	213
Dividends paid	(88)	(89)	(89)
Balance at end of year	1,563	1,148	1,532
Accumulated other comprehensive income, net
Balance at beginning of year	11	17	(12)
Net change in accumulated other comprehensive income, net	13	(6)	29
Balance at end of year	24	11	17
Treasury stock
Balance at beginning of year	(285)	(261)	(160)
Reissuance of treasury stock	54	46	20
Purchase of treasury stock	(251)	(70)	(121)
Balance at end of year	(482)	(285)	(261)
Total stockholders’ equity	$1,924	$1,656	$2,050

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(In millions)	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$503	(295)	213
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	2	109	37
Depreciation and amortization	33	113	111
Gain on sale of securities	15	18	4
Goodwill impairment	—	390	—
ESOP and stock plans expense	31	24	17
Capitalization of servicing assets	(60)	(63)	(66)
Amortization and impairment of servicing assets	66	137	50
(Increase) decrease in assets associated with operating activities
Loans receivable held for sale
Loan originations	(33,206)	(27,204)	(13,136)
Proceeds from loan sale	32,055	24,419	12,199
Other	501	(179)	164
Retained interests in securitizations	17	23	(5)
Accrued interest receivable	13	(13)	(15)
Other assets	(88)	(262)	(47)
Increase (decrease) in liabilities associated with operating activities
Liabilities under recourse exposure	(167)	337	99
Other liabilities	42	62	(278)
Other, net	(5)	(127)	(16)
Net cash used in operating activities	(248)	(2,511)	(669)
Cash flows from investing activities:
Net change in loans receivable held for investment	32	(1,411)	555
Purchases of premises and equipment	(52)	(52)	(34)
Available for sale securities:
Proceeds from maturities	2,030	195	701
Proceeds from sales	1,906	2,695	764
Purchase of securities	(7,477)	(4,848)	(2,641)
Principal repayments	2,684	1,691	219
Federal Home Loan Bank Stock—purchases	(67)	(136)	(5)
Other, net	31	26	19
Net cash used in investing activities	(913)	(1,840)	(422)
Cash flows from financing activities:
Net change in:
Domestic deposits	1,090	(470)	(385)
Mortgagors’ escrow deposits	(13)	(10)	(5)
Proceeds from securities sold under agreements to repurchase and other borrowings	151,741	110,156	709
Repayments of securities sold under agreements to repurchase and Other borrowings	(152,017)	(107,949)	(363)
Proceeds from advances from Federal Home Loan Bank	296,225	133,385	4,155
Repayments of advances from Federal Home Loan Bank	(295,425)	(130,585)	(3,830)
Cash dividends paid	(88)	(89)	(89)
Treasury stock purchased	(251)	(70)	(121)
Exercise of stock options	45	32	10
Retirement of long term debt	(134)	(3)	(61)
Proceeds from issuance of subordinated bank notes	—	—	150
Net cash provided by financing activities	1,173	4,397	170
Net increase (decrease) in cash and cash equivalents	12	46	(921)
Cash and cash equivalents beginning of year	357	311	1,232
Cash and cash equivalents end of year	$369	$357	$311
Non-cash activities:
Additions to other real estate owned, net	$(32)	$18	$(19)
Unsettled trades	$—	$—	$(109)
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$251	$74	$117
Interest paid	$580	$678	$512

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries
Notes to the Consolidated Financial Statements

NOTE 1                                                    Summary of Significant Accounting Policies

GreenPoint Financial Corp. (the “Corporation”, “Company” or “GreenPoint”) is a bank holding company organized in 1993 under the laws of the state of Delaware and registered under the Bank Holding Company Act of 1956, as amended. GreenPoint, a leading national specialty housing finance company with more than $33 billion in loan originations in 2002, has two principal operating businesses. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, originates a wide variety of exclusively “A” quality loans. This includes agency qualifying loans and Jumbo “A” loans, and GreenPoint’s specialty Alternative A (“Alt A”) mortgages. GreenPoint Bank (“Bank”), a New York State chartered savings bank, is the second largest thrift depository in the Greater New York area with $12 billion in deposits in 81 branches serving more than 400,000 households.

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

The Company adopted a plan to exit the manufactured housing lending business in December 2001. Current and comparative prior period consolidated statements of operations present the results of continuing operations and discontinued operations separately.

In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Statements of Financial Condition and Consolidated Statements of Income for the period. Actual results could differ from those estimates.

(b)                            Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

The Company enters into short-term purchases of securities under agreements to resell (“reverse repurchase agreements”) and sales of securities under agreements to repurchase substantially identical securities (“repurchase agreements”). The amounts advanced under reverse repurchase agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced or borrowed, respectively, plus accrued interest. Interest earned on reverse repurchase agreements and interest incurred on repurchase agreements are reported as interest income and interest expense, respectively.

(c)                            Securities Held to Maturity and Securities Available for Sale

Securities classified as held to maturity are carried at amortized cost. The Company has the positive intent and ability to hold these securities to maturity.

Securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, in accumulated other comprehensive income, as a separate component of stockholders’ equity. Other than temporary declines in fair value would be recognized in the Consolidated Statement of Operations as a loss from securities.

Amortization of premiums and accretion of discounts are reported in interest income, using a method which results in a level yield over the estimated life of the security.

Gains and losses on the sale of securities are determined using the specific identification method.

(d)                            Loans Receivable Held for Investment

Loans receivable held for investment are stated at the aggregate of their remaining unpaid principal balances, less any related charge-offs, net deferred loan origination costs and allowance for loan losses.

Interest income on loans receivable is recognized on an accrual basis except when a loan has been past due 90 days or upon determination that collection is doubtful. When a loan is placed on non-accrual status, all accrued but unpaid interest receivable is reversed and charged against current interest income. Thereafter, interest income on non-accrual loans is recorded only when received in cash. A loan is returned to accrual status when the principal and interest are no longer past due and the borrower’s ability to make periodic principal and interest payments is reasonably assured.

Loan fees and certain direct loan origination costs are deferred. Net deferred loan origination costs are amortized into interest income over the contractual life of the loan using the level-yield method.

(e)                            Allowance for Loan Losses

Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying real estate collateral and current economic and market conditions within the geographic areas surrounding the underlying real estate.

The allowance for loan losses is increased by provisions for loan losses charged to income and is reduced by charge-offs, net of recoveries.

(f)                              Loans Receivable Held for Sale

Loans receivable held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are provided for in a valuation allowance created through charges to income. Transfers from loans held for investment to loans held for sale are recorded at the lower of cost or estimated fair value in the aggregate. Unamortized net deferred loan origination costs are recognized as a component of gain on sale of loans.

(g)                           Goodwill

Goodwill arising from the 1995 acquisition of Home Savings of America and the 1998 acquisition of the manufactured housing finance business of BankAmerica Housing Services (“BAHS”) was amortized using the straight-line method over 15 years until the year ended December 31, 2001. In December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. As a result of this decision, management determined that the goodwill relating to the manufactured housing business was impaired, and the remaining carrying value was written-off.

Effective January 1, 2002, GreenPoint adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which resulted in discontinuing the amortization of goodwill. This goodwill, which is attributable to the retail banking segment, is carried at its January 1, 2002 book value of $395 million and is tested, at least annually, for impairment. GreenPoint completed impairment tests in the first and fourth quarters of 2002 and did not recognize impairment, as the estimated fair value of the affected business unit exceeded its carrying value, including goodwill.

(h)                           Other Real Estate Owned

Other real estate owned (“ORE”) consists of real estate acquired through foreclosure or deed in lieu of foreclosure. ORE is recorded at the lower of cost or estimated fair value less estimated selling costs at the time of foreclosure. For loans receivable held for investment, valuation write downs made at or shortly after the acquisition date are charged against the Company’s allowance for loan losses.

Subsequent declines in the estimated fair value, net operating results, and gains and losses on the disposition of the related properties are charged against the Company’s operating results as incurred.

(i)                              Derivative Financial Instruments

Derivative financial instruments, which include interest rate lock commitments, are recognized in the statements of financial condition as either “other assets” or “other liabilities” at fair value. Changes in the fair value of derivatives are recorded in each period in current earnings, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. GreenPoint’s hedging relationships have been designated as fair value hedges. For a qualifying fair value hedge, the change in fair value of the hedging instruments and the change in fair value of the hedged item attributed to the hedged risk are recognized currently in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which exact offset is not achieved.

In order to qualify for fair value hedge accounting, at the inception of the hedge, GreenPoint must identify the hedging instrument, hedged item, nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. GreenPoint has designated forward delivery commitments as hedging instruments in fair value hedges. Certain fixed rate mortgage loan products held for sale are designated as hedged items in fair value hedges. GreenPoint has identified the risk of changes in fair value attributable to changes in market interest rates as the designated hedge risk. The results of previous retrospective assessments of hedge effectiveness have established an expectation that the results of the derivative hedging instruments will substantially offset the effects of changes in the fair value of the hedged item on a prospective basis. If the retrospective assessment determines that the hedge was not highly effective, GreenPoint will discontinue hedge accounting prospectively. GreenPoint will re-establish the prospective expectation of correlation if the hedge is determined to be highly effective.

(j)                              Banking Premises and Equipment

Buildings, equipment, improvements and furniture and fixtures are carried at cost, less accumulated depreciation and amortization. Equipment and furniture and fixtures are depreciated over their estimated useful lives using the straight-line method (3 to 10 years). Buildings and leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the terms of related leases.

(k)                          Stock-Based Compensation Plans

Deferred compensation for stock award plans is recorded as a reduction of stockholders’ equity and is calculated as the cost of the shares purchased by the Bank and contributed to the plan. Compensation expense is recognized over the vesting period of actual stock awards based upon the fair value of shares at the award date.

Compensation expense for the Employee Stock Ownership Plan and Trust (“ESOP”) is recognized for the number of shares allocated to ESOP participants as they are committed to be released. The difference between the fair value of the shares allocated and the cost of the shares to the ESOP is charged or credited to additional paid-in capital.

The Company adopted the disclosure approach under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Under these standards the Company discloses in the notes to the financial statements the pro forma effects on net income and earnings per share, determined as if the fair value-based method had been applied in measuring compensation cost. The Company continues to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company’s stock option plans.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the Year Ended December 31,
(In millions)	2002	2001	2000
Net income as reported:	$503	$(295)	$213
Deduct: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	(9)	(7)	(10)
Pro forma net income	$494	$(302)	$203
Earnings per share:
Basic — as reported	$5.72	$(3.32)	$2.37
Basic — pro forma	$5.62	$(3.40)	$2.25
Diluted — as reported	$5.58	(3.24)	$2.34
Diluted — pro forma	$5.49	(3.32)	$2.22

(l)                              Accounting for Loan Sales

GreenPoint sells loans both in the whole loan market and through various securitization vehicles.

When GreenPoint has sold mortgages on a whole loan basis, in some cases it has retained the servicing rights related to the loans. In instances where GreenPoint does not retain the servicing rights to the loans, the gain or loss on the sale is equal to the difference between the proceeds received and the book basis of the loans sold. In instances where GreenPoint does retain the servicing rights, the gain or loss also depends in part on the fair value attributed to the servicing rights.

GreenPoint has sold mortgages subject to various representations and warranties. Upon loan sale, GreenPoint establishes a loss reserve for estimated losses to be incurred under these agreements. Additions to the representation and warranty reserve are reported as reduction to gain on sale of loans.

When GreenPoint has securitized certain mortgages, in some cases it has retained the servicing rights and one or more retained interests. In calculating the gain or loss on the sale, GreenPoint allocates the cost basis of the loans sold between the assets sold, and the retained interests and servicing rights based on their relative fair values at the date of sale. A gain or loss is recognized as the difference between the cash proceeds from the sale and the allocated cost basis of the assets sold.

(m)                        Retained Interests

Retained interests include interest-only strips, subordinated certificates, transferor interests, demand notes and the recorded liabilities for limited recourse provided on mortgage loans.

GreenPoint classifies its retained interests in securitizations as available for sale and carries these securities at fair value. Generally, if the fair value of retained interests declines below its amortized cost basis, the change in valuation is recognized in the consolidated statement of income and is classified as a change in valuation of retained interests. Unrealized gains are reported, net of applicable taxes, in accumulated other comprehensive income, as a separate component of stockholders’ equity.

To obtain fair values, quoted market prices are used, if available. Because market quotes are generally not available for retained interests, GreenPoint generally estimates fair value based upon the present value of estimated future cash flows using assumptions of prepayments, defaults, loss severity rates, and discount rates that GreenPoint believes market participants would use for similar assets and liabilities.

(n)                           Servicing Assets

Servicing assets are carried at the lower of cost or fair value based on defined risk strata and are amortized in proportion to and over the expected servicing period.

GreenPoint stratifies its servicing assets based on the risk characteristics of the underlying loan pools and the assets are evaluated for impairment based on the risk characteristics. A valuation allowance is recognized through a charge to current earnings for servicing assets that have an amortized balance in excess of the current fair value.

The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that GreenPoint believes market participants would use for similar assets.

(o)                            Income Taxes

The Company and its subsidiaries join in the ﬁling of a consolidated tax return for Federal, state and local taxing authorities as required. In addition, certain subsidiaries also ﬁle separate domestic tax returns where necessary.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (“temporary differences”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets where realization is not considered “more likely than not.” The effect of changes in tax laws or rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

(p)                            Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding, with no consideration of potential outstanding shares. Diluted EPS is calculated using the same method as basic EPS, but reflects the potential dilution that would occur if stock options or other contracts were exercised and converted into common stock. Common stock equivalents are computed using the treasury stock method. ESOP shares that have been allocated to participants’ accounts or are committed to be released for allocation are considered outstanding for EPS calculation.

(q)                            Statement of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and reverse repurchase agreements, all of which have initial maturities of less than ninety days.

NOTE 2                               Restrictions on Cash and Due from Banks

The Company is required to maintain reserves on deposit with the Federal Reserve Bank of New York. The amount of required reserves on deposit at December 31, 2002 was $23 million. The average amount of those reserve deposits was approximately $34 million for the year ended December 31, 2002.

NOTE 3                               Securities

Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale at December 31, 2002 and 2001 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In millions)	December 31, 2002
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$6	$—	$—	$6
Agency notes	107	—	—	107
Mortgage-backed securities	388	18	—	406
Collateralized mortgage obligations	3,197	29	(7)	3,219
Trust certificates collateralized by GNMA securities	4	—	—	4
Corporate bonds	122	—	(4)	118
Municipal bonds	56	4	—	60
Equity securities	177	3	(7)	173
Total securities available for sale	$4,057	$54	$(18)	$4,093

	December 31, 2001
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$6	$—	$—	$6
Agency notes	89	1	—	90
Mortgage-backed securities	550	12	(2)	560
Collateralized mortgage obligations	2,211	11	(12)	2,210
Trust certificates collateralized by GNMA securities	7	—	—	7
Corporate bonds	104	—	(2)	102
Municipal bonds	69	2	—	71
Equity securities	177	—	(4)	173
Total securities available for sale	$3,213	$26	$(20)	$3,219

During the year ended December 31, 2002 the company sold available for sale securities aggregating $1.9 billion, resulting in gross realized gains of $9 million and gross realized losses of $1 million.

Mortgage-backed securities and collateralized mortgage obligations, most of which have contractual maturities of more then 10 years, are subject to principal amortization and estimated prepayments which shorten the average life to an estimated 1.8 years. The amortized cost and the estimated fair value of securities at December 31, 2002 by contractual maturity are summarized below:

Securities Available for Sale

Securities Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In millions)	December 31, 2002
Due in one year or less	$6	$6	$—	$—
Due after one year through five years	16	16	1	1
Due after five years through ten years	318	324	1	1
Due after ten years	3,717	3,747	1	1
Total securities	$4,057	$4,093	$3	$3

The Company lends portions of its investment in US government and agency securities to pre-authorized securities dealers in return for a securities lending fee. These loaned securities are collateralized at 102% of their fair value with government and/or agency securities. At December 31, 2002 and 2001, there were no securities on loan to securities dealers. The maximum amount of securities loaned on any day during the years ended December 31, 2002 and 2001 was $25 million and $23 million, respectively.

Securities pledged to creditors pursuant to repurchase agreements which can be sold or repledged are separately disclosed in the Consolidated Statements of Financial Condition. Additionally, securities pledged pursuant to the Company’s obligations under loan sale and securitization transactions and for other purposes at December 31, 2002 and 2001 totaled $228 million and $289 million, respectively.

NOTE 4                               Loans Receivable

The Company’s loans receivable held for sale balances are summarized as follows:

	December 31,
(In millions)	2002	2001
Conventional first mortgage loans:
Residential one- to four-family	$5,062	$3,834
Commercial property	78	14
Second mortgage and home equity loans	404	358
Manufactured housing loans (1)	—	705
Other	1	1
Total loans receivable held for sale	$5,545	$4,912
Net deferred loan origination costs	50	33
Loans receivable held for sale, net	$5,595	$4,945

(1)       Manufactured housing loans held for sale at December 31, 2001, represent a loan receivable balance of $893 million, net of a valuation allowance of $188 million recorded in connection with the decision to discontinue the manufactured housing lending business and sell the balance sheet loans.

The Company’s loans receivable held for investment balances are summarized as follows:

	December 31,
(In millions)	2002	2001
Conventional first mortgage loans:
Residential one- to four-family	$8,666	$8,898
Residential multi-family	319	356
Commercial property	620	576
Second mortgage and home equity loans	267	119
Manufactured housing loans	9	9
Other	60	61
Total loans receivable held for investment	9,941	10,019
Net deferred loan origination costs	38	23
Allowance for loan losses	(78)	(81)
Loans receivable held for investment, net	$9,901	$9,961

Non-Accrual and Past Due Loans

The outstanding balances of non-accrual loans and loans past due 90 days or more and still accruing as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002		2001
(In millions)	Non- Accrual	Past Due	Non- Accrual	Past Due
Non-accruing loans receivable held for investment:
Mortgage loans secured by:
Residential one- to four-family	$142	$—	$146	$—
Residential multi-family	7	—	8	—
Commercial property	11	—	14	—
Other loans	5	2	11	5
Total non-accruing loans receivable held for investment	165	2	179	5
Non-accruing loans receivable held for sale	66	—	31	—
Total non-accruing loans receivable (1)	$231	$2	$210	$5

(1)       Includes $5 million and $7 million of non-accrual mortgage loans under 90 days past due at December 31, 2002 and 2001, respectively.

The effect of non-accrual loans on interest income is as follows:

	Year Ended December 31,
(In millions)	2002	2001	2000
Interest income:
As originally contracted	$24	$23	$24
As recognized	(21)	(21)	(22)
Reduction of interest income	$3	$2	$2

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

At or for the Year Ended December 31,

(In millions)	2002	2001	2000
Balance at beginning of year	$81	$113	$113
Provision (benefit) charged to income:
Continuing	2	(13)	5
Discontinued	(1)	122	32
Charge-offs:
Mortgage	(2)	(5)	(6)
Manufactured Housing	(2)	(26)	(43)
Manufactured Housing – transfer to loans receivable held for sale	(3)	(114)	—
Recoveries:
Mortgage	—	—	—
Manufactured Housing	3	4	12
Balance at end of year	$78	$81	$113

Geographic Concentration

As of December 31, 2002, 39% and 28% of the Company’s mortgage loan held for investment portfolio was secured by properties located in New York State and California, respectively. The properties securing the remaining held for investment portfolio are dispersed throughout the country, with no state representing more than 10%.

As of December 31, 2002, 45% and 12% of the Company’s mortgage loan held for sale portfolio was secured by properties located in California and New York State, respectively. The properties securing the remaining held for sale portfolio are dispersed throughout the country, with no state representing more than 10%.

NOTE 5                               Recourse Arrangements, Retained Interests in Securitizations and Servicing Assets

The following describes the balances associated with recourse arrangements, the balances and activity in the corresponding retained interests, the balances and activity in servicing assets and the economic assumptions used in valuing the retained interests and servicing assets. As described in Note 14 “Discontinued Operations,” in December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. As a result of the decision to discontinue this business, manufactured housing operating activities were reported as discontinued operations in GreenPoint’s consolidated statements of income.

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

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities. The manufactured housing securitization maximum recourse exposure and recorded liability as of December 31, 2002, include the impact of an agreement to restructure the credit enhancements with a surety provider which is fully described in Note 14.

December 31, 2002

(In millions)	Principal Balance	Maximum Recourse Exposure(1)	Recorded Liability
Manufactured housing securitizations	$4,202	$621	$295
Manufactured housing sales	258	258	5
Mortgage securitizations(2)	829	108	—
Mortgage sales(3)	323	317	1

December 31, 2001

(In millions)	Principal Balance	Maximum Recourse Exposure(1)	Recorded Liability

Manufactured housing securitizations	$4,966	$785	$456
Manufactured housing sales	301	301	11
Mortgage securitizations(2)	1,512	144	—
Mortgage sales(3)	625	611	1

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

Manufactured housing securitization letter of credit exposure is as follows:

	December 31,
(In millions)	2002	2001
Letters of credit outstanding	$617	$785
Projected letter of credit draws	(326)	(491)
Remaining letter of credit exposure	$291	$294

At December 31, 2002, GreenPoint has six manufactured housing securitizations with principal balances of $1.7 billion, which have projected letter of credit draws equal to the maximum recourse exposure for those securitizations. GreenPoint records a liability based on the net present value of the projected letter of credit draws. At December 31, 2002, the projected draws exceed the recorded liability by $31 million, representing future interest expense.

The following presents quantitative information about delinquencies and net credit losses on loans sold with recourse:

	At and for the Year Ended December 31,
	2002	2001	2002	2001
(In millions)	Manufactured Housing		Mortgage
Principal balance of loans	$4,460	$5,267	$1,152	$2,137
Principal balance of loans 90 days or more past due(1)	220	254	62	72
Net credit losses (2)	320	237	20	8

(1)                 Manufactured housing past due loans include repossessed inventory.

(2)                 Net credit losses are principal charge-offs, net of recoveries from sale proceeds.

In addition to the recourse arrangements described in the tables above, GreenPoint has established liabilities related to representations and warranties for mortgage loans of $29 million and $19 million at December 31, 2002 and 2001, respectively.

Balances and Changes in Retained Interests

The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the Year Ended December 31,
(In millions)	2002	2001	2000
Liability for Recourse Exposure:
Balance at beginning of year	$467	$131	$33
Provisions charged to income at securitization/sale	—	2	1
Interest expense	24	5	3
Letter of credit draws and other charges	(197)	(134)	(26)
Letter of credit pre-funding	(22)	—	—
Change in valuation of retained interests	28	463	120
Balance at end of year	$300	$467	$131

The assets recognized as retained interests in securitizations include interest-only strips, transferor interests and subordinated certificates. The activity in retained interests in securitizations is summarized as follows:

	At and for the Year Ended December 31,
	2002	2001	2000	2002	2001	2000
(In millions)	Manufactured Housing			Mortgage
Retained Interests in Securitizations:
Balance at beginning of year	$1	$46	$53	$130	$113	$72
Additions from securitizations	—	35	108	9	33	47
Letter of credit pre-funding	10	—	—	—	—	—
Interest and other income	2	11	3	16	24	19
Cash received	(3)	(18)	(15)	(35)	(42)	(24)
Change in unrealized gain	—	(2)	1	(7)	2	5
Sales of subordinated certificates	—	—	(90)	—	—	—
Change in valuation of retained interests	(6)	(71)	(14)	(9)	—	(6)
Balance at end of year	$4	$1	$46	$104	$130	$113

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests. GreenPoint also reviews the adequacy of the value of the recorded liability on a quarterly basis, based on management’s best estimate of future cash flows associated with the corporate guarantee.

During the year ended December 31, 2002, GreenPoint recorded a $28 million charge to adjust its manufactured housing corporate guarantee liability. The charge primarily related to restructuring credit enhancements with a surety provider and slower prepayment assumptions. During the year ended December 31, 2002, GreenPoint recorded a $9 million charge to its mortgage retained interests. The charge primarily related to higher expected loss rates.

During the year ended December 31, 2002, GreenPoint pre-funded a $32 million letter of credit in one manufactured housing securitization. This pre-funding reduced the liability for recourse exposure by $22 million and increased retained interests in securitizations by $10 million. At December 31, 2002, the net present value of the $10 million undiscounted retained interest in securitization cash flows was $4 million. GreenPoint recognized a $6 million charge to retained interests in securitizations to reduce the retained interest undiscounted cash flows to net present value in 2002.

Valuation Assumptions

There were no new securitizations recorded during the year ended December 31, 2002. The key economic assumptions used in estimating the fair value of the entire portfolio of retained interests at December 31, 2002 and 2001 were as follows:

Estimate of Fair Value at December 31,

Manufactured Housing

Mortgage

	2002	2001	2002	2001
Weighted average life (in years)	4.9	3.6	0.9	1.1
Weighted average prepayment rate (1)	8.2%	13.4%	52.6%	49.1%
Weighted average default rate	6.3%	8.3%	N/A	N/A
Loss severity rate	86.6%	85.0%	N/A	N/A
Weighted average loss rate	5.5%	7.0%	3.3%	1.2%
Cumulative loss (2)	27.0%	25.2%	3.0%	1.3%
Asset cash flows discounted at	14.0%	14.0%	9.3%	12.4%
Liability cash flows discounted at	6.6%	6.6%	—	—

(1)                 Excludes weighted average default rate.

(2)                 Remaining net losses divided by outstanding principal balance.

At December 31, 2002, the key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

December 31, 2002

Manufactured Housing

Mortgage

Fair value of retained interests in securitizations	$4	$104
Fair value of recorded liability	$295	$—
Weighted average prepayment rate (1)
Impact on fair value of 10% adverse change	$4	$2
Impact on fair value of 20% adverse change	$8	$4
Weighted average default rate (2)
Impact on fair value of 10% adverse change	$46	$2
Impact on fair value of 20% adverse change	$88	$3
Loss severity rate
Impact on fair value of 10% adverse change	$40	N/A
Impact on fair value of 20% adverse change	$72	N/A
Asset cash flows discount rate
Impact on fair value of 10% adverse change	$—	$1
Impact on fair value of 20% adverse change	$1	$1
Liability cash flows discount rate
Impact on fair value of 10% adverse change	$3	$—
Impact on fair value of 20% adverse change	$7	$—

(1)                 Excludes weighted average default rate.

(2)                 The key economic assumption for mortgage retained interests is weighted average loss rate, which includes both weighted average default rate and loss severity rate.

These sensitivities are hypothetical and should be used with caution. The changes in fair value based on a variation in assumptions may not be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

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

The activity in servicing assets is summarized as follows:

	At and for the Year Ended December 31,
	2002	2001	2000	2002	2001	2000
(In millions)	Manufactured Housing			Mortgage
Servicing assets:
Balance at beginning of year	$127	$142	$126	$86	$60	$54
Additions	4	11	47	64	70	47
Sales	—	—	—	(8)	(18)	(27)
Amortization	(30)	(26)	(31)	(30)	(26)	(14)
Balance at end of year	101	127	142	112	86	60
Reserve for impairment of servicing assets:
Balance at beginning of year	(67)	—	—	(23)	(5)	—
Additions	(2)	(67)	—	(4)	(18)	(5)
Balance at end of year	(69)	(67)	—	(27)	(23)	(5)
Servicing assets, net	$32	$60	$142	$85	$63	$55

The estimated fair values of manufactured housing servicing assets were $38 million and $60 million at December 31, 2002 and 2001, respectively.

The estimated fair values of mortgage servicing assets were $90 million and $66 million at December 31, 2002 and 2001, respectively.

Servicer advances receivable totaled $63 million and $57 million at December 31, 2002 and 2001.

The significant assumptions used in estimating the fair value of the servicing assets at December 31, 2002 and 2001 were as follows:

	December 31,
	2002		2001		2002		2001
	Manufactured Housing				Mortgage
Weighted average prepayment rate	7.4	%(1)	13.5	%(1)	25.4	%(2)	31.4	%(2)
Weighted average life (in years)	5.1		3.7		4.6		3.1
Weighted average default rate	5.2%		6.0%		N/A		N/A
Cash flows discounted at	14.0%		14.0%		10.2%		10.0%

(1)                 Excludes weighted average default rate.

(2)                 Includes weighted average default rate.

At December 31, 2002, the sensitivities to immediate 10 percent and 2- percent adverse changes in weighted average prepayment rates were $2 million and $3 million, respectively, for manufactured housing servicing assets and $5 million and $10 million, respectively, for mortgage servicing assets.

Securitization Trust Cash Flows

GreenPoint’s manufactured housing and mortgage securitizations utilize trusts that engage in the business of holding loans, issuing certificates and making payments on certificates. The following table summarizes certain cash flows received from securitization trusts:

	Year Ended December 31,
	2002	2001	2002	2001
(In millions)	Manufactured Housing		Mortgage
Proceeds from new securitizations	$—	$697	$—	$652
Servicing fees received	53	50	6	9

NOTE 6     Other Real Estate Owned

The following is a summary of ORE owned by the Company:

	December 31,
(In millions)	2002	2001
Residential one-to four-family	$19	$12
Allowance for declines in value	—	—
Other real estate owned, net	$19	$12

The following is a summary of ORE operating income activity:

	Year Ended December 31,
(In millions)	2002	2001	2000
Operating expense, net of rental and other income	$2	$2	$1
Net (gain) on sales of ORE properties	(3)	(4)	(3)
Net ORE operating (income)	$(1)	$(2)	$(2)

During the years ended December 31, 2002, 2001 and 2000, the Company acquired through foreclosure or deed in lieu of foreclosure, loans with book values of $34 million, $21 million and $23 million, respectively. Charges to the allowance for loan losses, reducing the carrying value of ORE properties to their estimated fair values, amounted to $1 million, $2 million and $2 million during the years ended December 31, 2002, 2001 and 2000, respectively. Sales of ORE properties during these respective periods totaled $26 million, $20 million and $17 million.

NOTE 7     Deposits

The contractual maturities of term certificates of deposit are summarized as follows:

	December 31,
	2002		2001
(In millions)	Amount	Percentage of Term Deposits	Amount	Percentage of Term Deposits
Due within six months	$1,665	32%	$2,463	42%
Due within six to twelve months	1,185	22	2,182	37
Due within one to two years	1,566	30	793	14
Due within two to three years	470	9	296	5
Due within three to four years	23	—	79	1
Due within four to five years	386	7	34	1
Due beyond five years	14	—	12	—
Total	$5,309	100%	$5,859	100%

Included in term certificates of deposit are certificates in denominations of $100,000 or more at December 31, 2002 and 2001, aggregating $763 million and $928 million, respectively.

Included in N.O.W and checking deposits are non-interest bearing checking deposits of $343 million and $335 million at December 31, 2002 and 2001, respectively.

Interest expense on deposits is summarized as follows:

	Year Ended December 31
(In millions)	2002	2001	2000
Account type:
N.O.W.	$17	$3	$3
Savings	17	24	28
Variable rate savings	41	55	65
Money market	19	25	18
Term certificates of deposit	194	335	386
Total(1)	$288	$442	$500

(1)          Excludes mortgagors escrow deposits.

NOTE 8     Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances and Other Short-Term Borrowing

Securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances are summarized, as follows:

	At and for the Year Ended December 31,
(In millions)	2002	2001
Securities sold under agreements to repurchase:
Balance at December 31	$2,000	$1,600
Highest balance at any month end	$2,660	$1,913
Average balance for the year	$2,217	$1,236
Average interest rate for the year	3.93%	4.45%
Weighted average interest rate at December 31	3.67%	4.06%
Federal Home Loan Bank Advances:
Balance at December 31	$4,600	$3,800
Highest balance at any month end	$5,200	$3,800
Average balance for the year	$4,009	$2,337
Average interest rate for the year	3.45%	4.97%
Weighted average interest rate at December 31	2.99%	4.00%

Included in advances from the Federal Home Loan Bank of New York at December 31, 2002 were overnight borrowings from the FHLB of $1.7 billion.

The advances bear interest at rates ranging from 1.23% to 6.30%. The advances are collateralized by certain one to four family residential mortgage loans pledged under a blanket lien to the FHLB.

Future maturities of the securities sold under agreements to repurchase and the FHLB advances are as follows:

(In millions)	Year Ended December 31,	Amount
	2003	$1,800
	2004	1,000
	2005	250
	2006	500
	2007	350
	thereafter	2,700
	Total	$6,600

Other short-term borrowings represent overnight Federal Funds purchased and are summarized as follows:

	At and for the Year Ended December 31,
(In millions)	2002	2001
Federal Funds purchased:
Balance at December 31	$285	$960
Highest balance at any month end	$940	$1,450
Average balance for the year	$647	$532
Average interest rate for the year	1.77%	3.44%
Weighted average interest rate at December 31	1.30%	2.08%

NOTE 9     Guaranteed Preferred Beneficial Interest in Company’s Junior Subordinated Debentures

In June 1997, GreenPoint Capital Trust I (the “Trust”), a Delaware statutory business trust owned by the Company, issued $200 million of 9.10% Guaranteed Preferred Beneficial Interest in the Company’s Subordinated Debentures (“Capital Securities”). The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in 9.10% Junior Subordinated Debentures to be issued by the Company. The Junior Subordinated Debentures mature on June 1, 2027. Payment of distributions out of monies held by the Trust, and payments on liquidation of the Trust or the redemption of Capital Securities, are guaranteed by the Company to the extent the Trust has funds available therefore. The obligations of the Company under the Guarantee and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries.

Distributions on the Capital Securities are payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 1997. The Junior Subordinated Debentures are not redeemable prior to June 1, 2007, unless certain events have occurred.

The proceeds from the issuance of the Capital Securities were used to repurchase $200 million of common stock for the year ended December 31, 1997.

Interest expense on Capital Securities was $18 million, for each of the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 10   Senior and Subordinated Bank Notes

In July 1997, the Company published an Offering Circular under Regulation D authorizing it to issue, from time to time, up to $3 billion of Senior and Subordinated Bank Notes with maturities ranging from 7 days to 30 years. On July 10, 1997, the Company issued $200 million of 6.70% Senior Notes which matured July 15, 2002. Interest was paid semi-annually on January 15 and July 15. The proceeds were used by the Company for general corporate and banking purposes in the ordinary course of business.

On October 4, 2000, the Bank issued $150 million of 9.25% Subordinated Bank Notes (the “Notes”). The Notes are due October 1, 2010. Interest is payable semi-annually on April 1 and October 1 commencing April 1, 2001. Net proceeds to the Bank of $149 million were used for general corporate and banking purposes in the ordinary course of its business. The Notes qualify as Tier 2 or supplemental capital of the Bank under capital guidelines established by the FDIC, subject to applicable limitations.

Senior and subordinated bank note interest expense was $19 million, $24 million and $15 million for each of the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 11   Adoption of SFAS 142 – Goodwill Amortization

The following table reflects the results adjusted as though the Company had adopted SFAS 142 on January 1, 2000:

	Year Ended December 31,
(In millions, except per share amounts)	2002	2001	2000
Net income from continuing operations as reported	$498	$409	$255
Goodwill amortization	—	45	46
Tax effect at effective tax rate	—	(17)	(18)
Net income from continuing operations as adjusted	$498	$437	$283
Basic earnings per share:
Net income from continuing operations as reported	$5.67	$4.61	$2.84
Net income from continuing operations as adjusted	$5.67	$4.92	$3.14
Diluted earnings per share:
Net income from continuing operations as reported	$5.53	$4.50	$2.80
Net income from continuing operations as adjusted	$5.53	$4.81	$3.10

NOTE 12   Pension Plan and Other Employee Benefits

The Company maintains a noncontributory, qualified, defined benefit pension plan (the “Pension Plan”) covering substantially all employees who have completed one year of service. The funding of the Pension Plan is actuarially determined on an annual basis.

In addition, the Company maintains a non-qualified, unfunded Supplemental Executive Retirement Plan (“SERP”) for the primary purpose of providing benefits to certain eligible employees in excess of the limitations imposed by the Internal Revenue Code, and also maintains a non-qualified, unfunded defined benefit Retirement Plan for Directors who are not entitled to receive benefits under the Pension Plan.

The Company also provides a comprehensive medical plan for certain current and future retirees and certain of their spouses until they become eligible for Medicare and a Medicare Supplemental Plan once they become eligible for Medicare. The plan was amended effective March 1, 1998 to provide different benefit and eligibility provisions to employees who retire after that date. The Company also offers life insurance to certain current and future retirees. Benefits are funded on a pay-as-you-go basis and there are no plan assets to pre-fund the liability.

The following tables set forth the changes in the Company’s pension plans’ and postretirement plans’ accumulated benefit obligations, fair values of plan assets and funded status. An actuarial analysis of plan assets and benefit obligations is completed as of September 30th of each year.

	Pension Benefits		Postretirement Benefits
(In millions)	2002	2001	2002	2001
Change in Benefit Obligation:
Benefit obligation at beginning of plan year	$44	$39	$14	$11
Service cost	4	3	1	1
Interest cost	3	3	1	1
Benefit payments	(4)	(4)	(1)	(1)
Assumption change	3	2	—	—
Curtailment	—	—	(1)	—
Actuarial loss	—	1	2	2
Benefit obligation at September 30	$50	$44	$16	$14

	Pension Benefits		Postretirement Benefits
(In millions)	2002	2001	2002	2001
Change in Plan Assets:
Fair value of plan assets at beginning of plan year	$40	$43	$—	$—
Actual return on plan assets	(2)	1	—	—
Employer contribution	—	—	1	1
Benefits paid	(4)	(4)	(1)	(1)
Fair value of plan assets at September 30	$34	$40	$—	$—
Reconciliation of Funded Status:
Funded status	$(16)	$(3)	$(16)	$(14)
Employer contribution in the fourth quarter	4	—	—	—
Unrecognized actuarial loss (gain)	10	1	1	(1)
Unrecognized prior service cost	—	(1)	(3)	(3)
Net amount recognized at December 31	$(2)	$(3)	$(18)	$(18)
Amounts Recognized in the Statement of Financial Condition Consist of:
Prepaid benefit cost	$—	$(1)	$—	$—
Accrued benefit liability	(3)	(3)	(18)	(18)
Intangible asset	1	1	—	—
Net amount recognized at December 31	$(2)	$(3)	$(18)	$(18)

	Pension Benefits Year ended			Postretirement Benefits Year Ended(1)
	2002	2001	2000	2002	2001	2000
Weighted Average Assumptions:
Discount rate	6.25%	7.00%	7.50%	6.25%	7.00%	7.50%
Expected return on plan assets	8.00%	8.50%	9.00%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

(1)            For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease to 5.5% for 2010 and remain at that level thereafter. For non-grandfathered employees, no trend increases are assumed in the Bank’s portion of the contribution after reaching 150% of the Bank’s 1997 cost.

The components of net periodic benefit cost were as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
(In millions)	2002	2001	2000	2002	2001	2000
Components of Net Periodic Benefit Cost:
Service cost	$4	$4	$3	$1	$1	$1
Interest cost	3	3	3	1	1	1
Expected return on plan assets	(3)	(4)	(4)	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Curtailment	—	—	—	(1)	—	—
Net periodic benefit cost	$4	$3	$2	$1	$1	$1

The Company also provides non-qualified retirement benefits to members of Executive Management. For the years ended December 31, 2002, 2001 and 2000, the expense was $5 million, $3 million and $2 million, respectively.

A one percentage point change in assumed health care cost trend rates would have no material effect on net postretirement benefit costs. A one percentage point increase in assumed health care cost trend rates would increase the postretirement benefit obligation by $1 million and a one percentage point decrease would decrease the postretirement benefit obligation by the same amount.

401(k) Savings Plan

Substantially all of the employees of the Company employed on or before July 1, 1996 and employees employed after such date who have been credited with 1,000 hours of service during a twelve month period are eligible to participate in the 401(k) Savings Plan. Participants may contribute on a pre-tax basis up to 12% of their eligible salary and may be eligible to receive a matching contribution equal to 100% of the first 3% of eligible salary they contribute to the 401(k) Savings Plan. The matching contribution may be funded by using some of the shares released for allocation under the Company’s ESOP. Matching contributions generally become vested over a five-year period. 401(k) Savings Plan expenses for matching contributions were approximately $3 million for each of the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 13         Income Taxes

Prior to the enactment of Federal legislation in 1996, the Bank was allowed a bad debt deduction based on a reserve method. This legislation requires future bad debt deductions to be based on current losses. In the event of certain distributions or a complete liquidation, the legislation also requires the Bank to recapture pre-1988 reserve method deductions of $140 million. Management has no intention of taking any such actions.

For New York State and City income tax purposes, the Bank is permitted to take reserve method bad debt deductions. Should the Bank fail to meet certain statutory tests, including maintaining at least 60% of its assets in certain qualifying assets, the Bank would be required to include into taxable income the amount that the State and City tax bad debt reserves exceed the corresponding Federal reserve. As of December 31, 2002, the Bank has not provided any tax liability for recognition of the Bank’s excess State and City reserves of approximately $422 and $428 million. In addition, the Bank’s qualifying asset percentage exceeded the 60% threshold at December 31, 2002.

The Company’s deferred tax asset represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management’s opinion, the net deferred tax asset is fully realizable. Accordingly, no valuation allowance has been provided.

The components of income tax expense (benefit) for the combined continued and discontinued operations for the years ended December 31, 2002, 2001 and 2000, are summarized as follows:

	Year Ended December 31,
(In millions)	2002	2001	2000
Current:
Federal	$203	$51	$115
State and local	30	8	38
Total current	233	59	153
Deferred:
Federal	56	(212)	2
State and local	7	(25)	(14)
Total deferred	63	(237)	(12)
Total	$296	$(178)	$141

The income tax expense for the combined operations is composed of the following:

	Year Ended December 31,
(In millions)	2002	2001	2000
Continuing Operations	$288	$259	$169
Discontinued Operations	8	(437)	(28)
Combined Operations	$296	$(178)	$141

In addition to the income tax expense attributable to combined operations, tax expense (benefit) has also been allocated to stockholders’ equity to recognize the related tax effect of the change in the net unrealized gain or loss on securities available for sale and certain stock related benefit programs. For the years ended December 31, 2002, 2001 and 2000, the respective deferred tax expense (benefit) allocated to stockholders’ equity was $10 million, $(4) million and $22 million and the current tax benefit was $14 million, $11 million and $4 million.

The amounts reported as income tax expense from combined operations vary from amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	Year Ended December 31,
(In millions)	2002	2001	2000
Tax expense (benefit) at federal statutory rate	$280	$(165)	$124
State and local taxes, net of federal income tax benefit	22	(11)	16
Fair market value over cost of Employee Stock Ownership Plan	8	10	3
Other	(14)	(12)	(2)
Total income taxes	$296	$(178)	$141

The balances of the net deferred tax asset at December 31, 2002 and 2001 were comprised as follows:

	December 31,
(In millions)	2002	2001
Deferred Tax Assets:
Goodwill	$117	$141
Retained interests in securitizations	87	76
Postretirement and post- employment benefits	27	24
Loans	15	23
Premises and equipment	5	5
Unrealized loss on securities available for sale	—	3
Other liabilities	15	17
	$266	$289
Deferred Tax Liabilities:
Unrealized gain on securities available for sale	$(30)	$—
Servicing assets	(7)	(13)
Other assets	(25)	—
	(62)	(13)
Net deferred tax asset	$204	$276

NOTE 14   Discontinued Operations

In December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. GreenPoint’s consolidated statements of income have been presented to reflect the manufactured housing lending business as a discontinued operation. Accordingly, the income and expenses relating to the manufactured housing business are reported as “discontinued operations” in the consolidated statements of income. In conjunction with this plan, GreenPoint honored previously existing loan commitments to fund approved loans, but did not approve or process any new loan applications subsequent to the announcement to discontinue the business. GreenPoint continues to service a portfolio of manufactured housing loans and will proceed with the orderly liquidation of the business in conjunction with its existing servicing commitments.

The assets and liabilities from discontinued operations at December 31, 2002 and 2001 were as follows:

	December 31,
(In millions)	2002	2001
Assets:
Cash, cash equivalents and securities	$34	$26
Loans receivable held for sale	—	705
Retained interests in securitizations	4	1
Loans receivable held for investment	44	44
Servicing assets	32	60
Other assets	243	242
Total assets	$357	$1,078
Liabilities:
Liability under recourse exposure	$300	$467
Other liabilities and allocated equity	57	611
Total liabilities and equity	$357	$1,078

Net income from discontinued operations for the year ended December 31, 2002 was $ 5 million, the net loss for the year ended December 31, 2001 was $704 million, and the net loss for the year ended December 31, 2000 was $42 million.

The net loss reported for the year ended December 31, 2001 included the estimated cost of disposal of the discontinued business and included the estimated performance of the discontinued operations during the phase-out period. The net income of $5 million reported for the year ended December 31, 2002 represents the result of variances between the initial estimates and the actual results of the discontinued business.

The 2002 results included the following pre-tax variances from the initial estimates: a favorable variance from the sale of loans of $22 million, a favorable variance associated with the projected future operating performance of the discontinued business of $26 million, and an unfavorable variance associated with a change in valuation of retained interest of $33 million.

The change in valuation of retained interests resulted from an agreement to restructure the credit enhancement and servicing arrangements with a surety provider. Under the terms of the agreement, GreenPoint agreed to issue additional letters of credit totaling $52 million in favor of the surety provider on four of its outstanding securitizations. Additionally, GreenPoint agreed to exercise its optional termination right and retire each transaction insured by the surety provider when the underlying loans in each securitization total 10% of the original loan balance. The exercise of this option is a standard and expected operating procedure in the securitization markets, and its projected financial statement impact is included in the projected operating results of the discontinued business. In exchange, the surety provider agreed to amend servicer termination provisions, which, prior to their amendment, would have enabled the surety provider to transfer the servicing of certain loans to a third party.

Consistent with this agreement, an additional liability under recourse exposure was recorded to recognize the additional draws that could arise from the new letters of credit. The balances and corresponding liability relating to manufactured housing securitizations included in Note 5 include the impact of the agreement. Additionally, the servicing asset valuation and the projected operating results have been adjusted to reflect the amended servicing termination provisions.

On occasion the Bank uses swaps related to specific manufactured housing securitizations. The combined notional value of these swaps was $639 million and $770 million at December 31, 2002 and 2001, respectively.

During 2002, GreenPoint originated manufactured housing loans totaling $106 million. These loans related to commitments outstanding at December 31, 2001 and were recorded at their estimated fair value. These loans were sold during the year at a sales price which approximated their previously estimated fair value.

The net loss reported in 2001 included a net loss from disposal of the discontinued business of $440 million and a net loss from operations of the discontinued business of $264 million. The loss before taxes from disposal of the discontinued business for the year ended December 31, 2001 was $712 million. This total consisted of $390 million to write-off the remaining carrying value of goodwill, $172 million to adjust the valuation of retained interests, $135 million for write-downs to the valuation of loans, $10 million for servicing asset impairment, a $10 million restructuring charge, and projected $5 million income from the discontinued business.

NOTE 15       Derivative Financial Instruments

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $1.9 billion and $1.1 billion at December 31, 2002 and 2001, respectively. The forward delivery commitments designated as fair value hedges associated with mortgage loans had notional values of $1.1 billion and $802 million at December 31, 2002 and 2001, respectively. The notional amounts of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments on mortgage loans were $833 million and $249 million at December 31, 2002 and 2001, respectively. The amount of hedge ineffectiveness for the years ended December 31, 2002 and 2001 was a gain of $0.7 million and a loss of $6.3 million, respectively, and is included in gain on sale of loans.

The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

The risks inherent in derivatives are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the fair values of the contracts due to movements in the underlying interest rates. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. At December 31, 2002 and 2001 the receivable on contracts with a positive fair value was $1 million and $4 million, respectively. To reduce credit risk, management may deem it necessary to obtain collateral.

NOTE 16       Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities that have not been reflected in the consolidated financial statements. In addition, in the normal course of business, there are various other outstanding legal and administrative proceedings. In the opinion of management, after consultation with legal counsel, the financial position and results of operations of the Company will not be affected materially as a result of such commitments and contingent liabilities or by the outcome of such legal or administrative proceedings.

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

Loan Commitments

At December 31, 2002 and 2001, the Company had outstanding commitments to originate mortgage loans of approximately, $7.9 billion and $7.4 billion, respectively. The commitments to originate mortgage loans at December 31, 2002 included $5.4 billion to originate fixed rate mortgage loans and $2.5 billion of commitments to originate adjustable rate mortgage loans. At December 31, 2001 the Company had outstanding commitments to originate manufactured housing loans totaling $328 million.

The Company is contractually committed to fund the undrawn portion of home equity lines of credit (HELOC’s) which it has originated. The commitment extends to HELOC’s which are currently held for sale by the Company, and HELOC’s sold by the Company into Headlands Home Equity Loan Trusts. As of December 31, 2002 and 2001 this unfunded commitment was approximately $540 million and $574 million, respectively.

Lease Commitments

The Company has entered into noncancelable operating lease agreements for banking premises and equipment with expiration dates ranging through the year 2029. The Company’s premises are used principally for branch offices and administrative operations, and it is expected that many agreements will be renewed at expiration in the normal course of business.

Rental expense for the Company’s premises for the years ended December 31, 2002, 2001 and 2000 amounted to $30 million, $32 million and $24 million, respectively.

The projected minimum rental payments under the terms of the noncancelable leases, exclusive of taxes and escalation charges, at December 31, 2002 are summarized as follows:

(In millions)	Year Ended December 31,	Amount
	2003	$31
	2004	27
	2005	23
	2006	20
	2007	15
	thereafter	76
	Total	$192

Minimum rental income under noncancelable sublease agreements aggregates $18 million at December 31, 2002.

NOTE 17       Fair Value of Financial Instruments

The methods and assumptions used to estimate fair values are set forth in the following paragraphs for each major grouping of the Company’s financial instruments.

	December 31, 2002		December 31, 2001
(In millions)	Carrying Values	Estimated Fair Values	Carrying Values	Estimated Fair Values
Assets:
Cash and due from banks	$277	$277	$190	$190
Interest-bearing deposits in other banks	21	21	5	5
Federal funds sold and securities purchased under agreements to resell	71	71	162	162
Securities:
Securities available for sale	4,093	4,093	3,219	3,219
Retained interests in securitizations	108	108	131	131
Securities held to maturity	3	3	3	3
Federal Home Loan Bank of New York stock	300	300	233	233
Loans receivable held for sale	5,595	5,658	4,945	5,017
Loans receivable held for investment	9,901	10,025	9,961	9,935
Other interest-earning assets	141	141	139	139
Financial instruments included in other assets	9	9	21	21
Liabilities:
Deposits:
Deposits due on demand and/or with no specified maturities	6,487	6,487	4,847	4,847
Term certificates of deposit	5,309	5,400	5,859	5,948
Accrued Interest:
Receivable	87	87	100	100
Payable	31	31	31	31
Securities sold under agreements to repurchase	2,000	2,114	1,600	1,641
Other short term borrowings	285	285	961	961
Federal Home Loan Bank of New York advances	4,600	4,873	3,800	3,911
Senior bank notes	—	—	134	137
Subordinated bank notes	150	180	150	160
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	215	200	189
Liability under recourse exposure	301	301	468	468
Financial instruments included in other liabilities	26	26	—	—

The carrying values of the following balance sheet items all approximate their fair values primarily due to their liquidity and very short-term nature:

•                                          Cash and Due From Banks

•                                          Interest-Bearing Deposits in Other Banks

•                                          Federal Funds Sold and Securities Purchased Under Agreements to Resell

•                                          Notes Payable

•                                          Accrued Interest Receivable and Payable

Securities, Federal Home Loan Bank Stock and Other Interest-Earning Assets

The fair values of these securities are based on published market valuations or estimated price quotations provided by securities dealers. The fair value of Federal Home Loan Bank Stock is assumed to be equal to its carrying value.

Retained Interests in Securitizations

The fair value of retained interests in securitizations is determined by calculating the present value of estimated future cash flows using assumptions of prepayments, defaults, loss severity rates, and discount rates that the Company believes market participants would use for similar assets and liabilities.

Loans Receivable Held for Sale

The fair values of manufactured housing loans held for sale is estimated using a discounted cash flow model that estimates future cash flows associated with the securitization of these loans. The cash flow model incorporates current market indications of securitization structure and pricing, and assumptions of interest rates, prepayment rates and default rates that management believes market participants would use for similar assets.

Fair value of mortgage loans held for sale is estimated using quoted market prices for similar loans, mortgage-backed securities backed by similar loans, and prices obtained by the Company on mandatory forward delivery contracts.

Loans Receivable Held for Investment

Fair value of the Company’s mortgage and manufactured housing loan portfolio is based on comprehensive portfolio valuation analyses performed as of December 31, 2002 and 2001 by an independent pricing firm, engaged specifically for this purpose by the Company.

The remaining categories of loans, student loans and home improvement loans, were deemed to have estimated fair values approximating their respective carrying values.

Derivative Instruments

Interest rate swaps and mandatory forward delivery commitments are included in Financial instruments included in other assets and Financial instruments included in other liabilities. The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

Senior Bank Notes, Subordinated Bank Notes, Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures and Federal Home Loan Bank Advances

The valuation of these liabilities takes into account several factors including current market interest rates and the Company’s credit rating. Estimated price quotations were obtained from securities dealers or the fair value was estimated using the Bank’s observed credit spread to the applicable Treasury rate.

Securities Sold Under Agreements to Repurchase

The fair value for the repurchase agreements was estimated using a method that discounts future cash flows against the swap curve, giving effect to optionality where applicable.

Deposits

The fair value of all deposits with no specified maturities is deemed to be equal to the amounts payable on demand.

The fair value of the Company’s term certificates of deposit was estimated by discounting cash flows based on contractual maturities at current interest rates for raising funds of similar remaining maturities.

Commitments to Originate Loans

The fair value of loan commitments outstanding at December 31, 2002 was estimated by assessing the impact of the change in interest rates on the commitment from the commitment date to the valuation date and are included in financial instruments included in other assets.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments being estimated. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. In those instances for which no market exists for portions of the Company’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the affected financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, should not be considered to represent any specific market values. Changes in the assumptions could significantly affect the fair valuation estimates.

NOTE 18       Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System also establishes minimum capital requirements for the consolidated bank holding company as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. As of December 31, 2002, the Bank was well capitalized based on the prompt corrective action guidelines.

	Actual		Minimum For Capital Adequacy Purposes
(In millions)	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Company	$1,924	12.96%	$1,188	8.00%
Bank	1,905	12.83	1,188	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,696	11.43%	$594	4.00%
Bank	1,678	11.30	594	4.00
Tier 1 Capital (to Average Assets):
Company	$1,696	7.51%	$904	4.00%
Bank	1,678	7.42	904	4.00

	Actual		Minimum For Capital Adequacy Purposes
(In millions)	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital (to Risk Weighted Assets):
Company	$1,669	11.72%	$1,139	8.00%
Bank	1,656	11.63	1,139	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,438	10.10%	$570	4.00%
Bank	1,426	10.01	570	4.00
Tier 1 Capital (to Average Assets):
Company	$1,438	7.23%	796	4.00%
Bank	1,426	7.17	795	4.00

Dividends

For the years ended December 31, 2002, 2001 and 2000, quarterly dividends declared and paid totaled $0.25 per share. The Company’s principal source of funds for distributions of dividends to shareholders, stock repurchase activities and any acquisitions to be made at the holding company level, are dividends from the Bank. Applicable federal and state laws impose limitations on the payment of dividends. Under such limitations, without appropriate regulatory approvals, dividend payments by the Bank are limited to the lesser of (i) the amount of undivided profits and (ii) an amount not in excess of net income for the current year plus retained net income for the preceding two years. Dividends paid by the bank during 2002 complied with all applicable rules.

In accordance with the requirements of the New York State Banking Law, the Bank established a liquidation account in the amount equal to its capital as of the date of the latest consolidated statement of condition appearing in the final IPO prospectus. The liquidation account is maintained for the benefit of eligible pre-conversion depositors who continue to maintain their accounts at the Bank after the Transaction. The liquidation account is reduced annually to the extent that such depositors have reduced their qualifying deposits as of each subsequent audited balance sheet date. Subsequent increases in their balances will not restore such depositors’ interest in the liquidation account. In the event of a liquidation of the Bank (a circumstance not envisioned or expected by management) such depositors would be entitled, under New York State law, to receive a distribution from the liquidation account in an amount proportionate to their then current adjusted qualifying account balances for all such depositors then holding qualifying deposits in the Bank. The balance of the liquidation account at December 31, 2002 was $21 million.

In addition to the restrictions described above, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below then applicable capital maintenance requirements or if such declaration and payment would otherwise violate either regulatory requirements and/or applicable banking laws, or would reduce the Bank’s capital level below the then aggregate balance required for the liquidation account.

NOTE 19       Stock Benefit Plans

Employee Stock Ownership Plan

The Bank’s ESOP covers substantially all employees of the Company who have been credited with 1,000 hours of service during a twelve month period. Participants receive allocations on the basis of their eligible salary and generally become vested over a five-year period. Participants fully vest in their benefit upon retirement, death or disability while in active employment, or in the event of a change in control of the Company or the Bank. Participants who terminate employment before becoming 100% vested forfeit the unvested portion of their accounts. Forfeitures are reallocated among the remaining participants. The ESOP conforms to the applicable requirements of ERISA and the Code.

During 1994, the ESOP purchased 16,467,604 shares of the Company’s common stock, at a weighted average price of $8.33 per share. The purchases were funded with a loan of $137.1 million from the Company, which is collateralized by the unallocated Company shares owned by the ESOP. The loan will be repaid primarily from contributions by the Bank and dividends paid by the Company on unallocated shares over the applicable loan amortization period. The outstanding principal balance of the loan as of December 31, 2002 and 2001 was $114 million and $118 million, respectively, and the interest rate was 6.00% at both dates.

The shares owned by the ESOP are held by a third party trustee and released for allocation to participants as repayments of the loan are made. The number of shares released for allocation in any year is based upon the ratio of current year principal and interest payments to the total of current year and all projected future years’ principal and interest payments. As of December 31, 2002, 5,748,920 shares have been allocated under the ESOP. There are 10,718,684 unallocated shares with a value of $484 million, based upon the December 31, 2002 closing price of $45.18 per share.

The Company recognized $26 million, $20 million and $12 million of compensation expense relating to the ESOP for the years ended December 31, 2002, 2001 and 2000, respectively.

Restricted Stock Plan

The Bank’s Recognition and Retention Plan (“RRP”) authorizes the granting of up to 2,484,036 shares of the Company’s common stock to officers, employees and directors emeriti of the Company.

In 1994, the Bank purchased 2,484,036 shares of the Company’s common stock on behalf of the RRP, at the initial public offering price of $7.50 per share. Through December 31, 2002, 2,422,449 shares have been awarded to participants. These awards vest ratably over a three to five year period on the anniversary dates of the awards. Participants’ awards fully vest upon retirement, death or disability while in active employment, or in the event of the participants’ termination of employment due to a change in control of the Company or the Bank.

For the years ended December 31, 2002, 2001 and 2000, the Company recognized $2 million, $2 million and $1 million, respectively, of compensation expense relating to the RRP.

Stock Incentive Plans

Under the Company’s 2001 Stock Incentive Plan, 1999 Stock Incentive Plan and Amended and Restated 1994 Stock Incentive Plan (the “Stock Incentive Plans”), grants may be made in the form of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), limited rights and restricted stock to officers and other key employees. The Stock Incentive Plans provide that the total number of shares available for grant shall be 15,700,000 shares of the Company’s common stock.

The ISOs and NSOs granted under the Stock Incentive Plans vest and become exercisable over a three to five year period and expire on the tenth anniversary of the grants. In the event of the employee’s retirement (for grants made prior to 1997), death or disability while in active employment, or in the event of an employee’s termination of service due to a change in control of the Company or the Bank, all ISOs and NSOs held by such participant vest and generally become exercisable in full for a period of one year. The term during which any future ISOs and NSOs granted vest and become exercisable is at the discretion of the Compensation Committee. The exercise price for all ISOs and NSOs is at least 100% of the fair market value of the stock on the grant date.

As of December 31, 2002, 330,000 shares of restricted stock at a weighted average fair value of $13.72 had been granted under the Stock Incentive Plans.

The following table presents a summary of the aggregate ISO transactions for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002		2001		2000
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	8,014,571	$26.46	8,158,783	$23.41	6,936,752	$23.16
Granted	1,324,800	43.42	1,602,500	36.12	2,057,700	21.44
Exercised	(1,837,094)	23.26	(1,533,033)	19.81	(664,169)	14.40
Canceled	(156,440)	29.20	(213,679)	30.21	(171,500)	24.63
Stock options outstanding, end of year	7,345,837	$30.01	8,014,571	$26.46	8,158,783	$23.41
Options exercisable at year-end	3,906,885		4,397,674		4,120,298
Weighted-average fair value of options granted during the year		$11.89		$10.05		$4.99

Directors’ Stock Option Plans

Under the Company’s Directors’ Stock Option Plan, the Company may grant up to 1,450,000 NSOs to directors who are not officers or employees of the Company (“Non-Employee Directors”).

The exercise price is equal to 100% of the fair market value of the stock on the grant date. The term of each NSO is ten years from the grant date. All options become exercisable immediately upon a change of control, or death, disability or retirement on or after January 28, 2000. In the event of death, disability or retirement prior to January 28, 2000, one-half of all unexercisable options shall become immediately exercisable, with all remaining options becoming exercisable pro rata over the remaining option term.

The following table presents a summary of the aggregate NSO transactions for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002		2001		2000
	Number of NSOs	Weighted Average Exercise Price	Number of NSOs	Weighted Average Exercise Price	Number of NSOs	Weighted Average Exercise Price
NSOs outstanding, beginning of year	1,021,396	$15.24	1,151,184	$14.23	1,184,184	$13.89
Granted	32,000	50.10	32,000	37.69	40,000	18.13
Exercised	(160,274)	11.84	(161,788)	12.49	(73,000)	10.94
NSOs outstanding, end of year	893,122	$17.10	1,021,396	$15.24	1,151,184	$14.23
Options exercisable at year-end	686,322		753,480		768,384
Weighted-average fair value of options granted during the year		$13.81		$10.62		$4.06

The range of exercise prices on ISO and NSO options outstanding for each of the years ended December 31, 2002, 2001 and 2000 was $7.50 to $50.10. The weighted average remaining contractual life for ISO and NSO options outstanding at December 31, 2002 is 6.3 years.

The following table presents a summary of stock options outstanding and exercisable for the ISO and NSO option plan at December 31, 2002:

	December 31, 2002
	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$7.50 to $15.00	1,211,210	2.2	$10.97	998,354	$10.98
$15.56 to $22.00	1,434,048	7.0	21.20	837,514	21.08
$24.44 to $36.12	4,198,401	6.3	33.06	2,681,339	31.99
$37.69 to $50.10	1,395,300	9.0	43.35	76,000	39.66
	8,238,959	6.3	$29.23	4,593,207	$25.56

To determine the effect on net income and earnings per share if the fair value method had been applied to the stock option awards (as disclosed in Note 1(k)), the Company used a Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Dividend yield	2.87%	2.77%	4.69%
Expected volatility	37.30%	35.86%	31.78%
Risk-free interest rate	3.94%	4.86%	6.67%
Expected option lives	4.00 years	4.00 years	4.00 years

NOTE 20               Earnings Per Share

The Company’s reconciliation of the (loss) income and shares used in the basic and diluted EPS computations is summarized as follows:

	For the Year Ended December 31,
(In millions, except share and per share amounts)	2002	2001	2000
Net income (loss) from continuing operations	$498	$409	$255
Net income (loss) from discontinued operations	5	(704)	(42)
Net income (loss)	$503	$(295)	$213

Weighted average number of common shares outstanding during each period – basic	87,914,000	88,854,000	90,024,000
Effect of dilutive securities – stock options	2,158,000	2,128,000	1,208,000
Weighted average number of common shares and common stock equivalents outstanding during each period – diluted	90,072,000	90,982,000	91,232,000

Basic earnings per share:
Net income (loss) from continuing operations	$5.67	$4.61	$2.84
Net income (loss) from discontinued operations	0.05	(7.93)	(0.47)
Net income (loss)	$5.72	$(3.32)	$2.37

Diluted earnings per share:
Net income (loss) from continuing operations	$5.53	$4.50	$2.80
Net income (loss) from discontinued operations	0.05	(7.74)	(0.46)
Net income (loss)	$5.58	$(3.24)	$2.34

(1)            Options to purchase 53,000 shares of common stock at prices between $47.24 and $50.10 per share were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the year ended December 31, 2002.

(2)            Options to purchase 80,000 shares of common stock at prices between $37.69 and $40.19 per share were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the year ended December 31, 2001.

(3)            Options to purchase 1,373,092 shares of common stock at prices between $30.94 and $40.19 per share were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the year ended December 31, 2000.

NOTE 21       Business Segments

The Company consists of three domestic business segments offering unique products and services. The Mortgage Banking segment specializes in Alt A and NoDoc mortgage loan products which are primarily obtained from the Company’s network of registered mortgage brokers. The Retail Banking segment consists of 81 full service banking offices offering a variety of financial services to the Greater New York area. The balance sheet management segment includes earnings from the held for investment mortgage portfolios and other corporate investment activities.

The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies.” The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment. Credit losses are charged to asset management segment in an amount equal to net charge-offs. The expenses relating to administrative units of the Company such as executive, finance and audit are not allocated to individual operating segments.

The following table sets forth information by business segment:

(in millions)	Balance Sheet Management(1)	Retail Banking		Sub-total Banking	Mortgage Banking	Segment Totals	Other(4)	Consolidated Continuing Operations
Year ended December 31, 2002
Net interest income	$315	$235		$550	$203	$753	$—	$753
Provision for loan losses	(2)	—		(2)	—	(2)	—	(2)
Net interest income after provision for loan losses	313	235		548	203	751	—	751
Non-interest income:
Loan servicing fees	—	—		—	5	5	12	17
Banking fees and commissions	—	56		56	—	56	—	56
Other income	6	1		7	—	7	—	7
Net gain on sale of loans	—	—		—	427	427	(51)	376
Change in valuation of retained interests	—	—		—	(9)	(9)	—	(9)
Net gain on securities	15	—		15	—	15	—	15
Total non-interest income	21	57		78	423	501	(39)	462
Non-interest expense:
Depreciation	—	9		9	14	23	6	29
Goodwill amortization	—	—		—	—	—	—	—
ESOP and stock plans expense	—	5		5	15	20	6	26
Other expenses	2	107		109	195	304	68	372
Total non-interest expense	2	121		123	224	347	80	427
Segment income (loss) before taxes	$332	$171		$503	$402	$905	$(119)	$786
Total Assets	$14,901	$494	(2)	$15,395	$6,050	$21,445	$369 (3)	$21,814
Year ended December 31, 2001
Net interest income	$289	$213		$502	$120	$622	$—	$622
Benefit for loan losses	13	—		13	—	13	—	13
Net interest income after benefit for loan losses	302	213		515	120	635	—	635
Non-interest income:
Loan servicing fees	—	—		—	(4)	(4)	8	4
Banking fees and commissions	—	44		44	—	44	—	44
Other income	6	1		7	(4)	3		3
Net gain on sale of loans	—	—		—	477	477	(81)	396
Change in valuation of retained interests	—	—		—	—	—	—	—
Net gain on securities	18	—		18	—	18	—	18
Total non-interest income	24	45		69	469	538	(73)	465
Non-interest expense:
Depreciation	—	9		9	14	23	6	29
Goodwill amortization	—	45		45	—	45	—	45
ESOP and stock plans expense	—	4		4	10	14	5	19
Other expenses	2	87		89	184	273	66	339
Total non-interest expense	2	145		147	208	355	77	432
Segment income (loss) before taxes	324	113		437	381	818	(150)	668
Total Assets	$14,031	$487	(2)	$14,518	$4,573	$19,091	$1,095 (3)	$20,186

(in millions)	Balance Sheet Management(1)	Retail Banking		Sub-total Banking	Mortgage Banking	Segment Totals	Other(4)	Consolidated Continuing Operations
Year ended December 31, 2000
Net interest income	$251	$235		$486	$43	$529	$—	$529
Provision for loan losses	(5)	—		(5)	—	(5)	—	(5)
Net interest income after provision for loan losses	246	235		481	43	524	—	524
Non-interest income:
Loan servicing fees	—	—		—	31	31	(11)	20
Banking fees and commissions	—	39		39	—	39	—	39
Other income	7	—		7	—	7	—	7
Net gain on sale of loans	—	—		—	197	197	(19)	178
Change in valuation of retained interests	—	—		—	(6)	(6)	—	(6)
Net gain on securities	4	—		4	—	4	—	4
Total non-interest income	11	39		50	222	272	(30)	242
Non-interest expense:
Depreciation	—	5		5	14	19	10	29
Goodwill amortization	—	45		45	1	46	—	46
ESOP and stock plans expense	—	3		3	5	8	5	13
Other expenses	2	80		82	123	205	49	254
Total non-interest expense	2	133		135	143	278	64	342
Segment income (loss) before taxes	255	141		396	122	518	(94)	424
Total Assets	$11,832	$547	(2)	$12,379	$2,005	$14,384	$1,381 (3)	$15,765

(1)            Balance sheet management largely consists of the mortgage portfolio, MBS and investment securities.

(2)            Retail Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $11.8 billion, $10.6 billion and $11.1 billion for the years ended 2002, 2001 and 2000, respectively.

(3)            Includes the assets of the discontinued business segment.

(4)            Other includes intercompany eliminations and unallocated administrative expenses.

(5)            Intersegment revenues, in the mortgage banking segment, for the years ended December 31, 2002, 2001 and 2000 were $39 million, $73 million and $30 million, respectively.

NOTE 22       Condensed Parent Company Financial Statements

The following Condensed Statements of Financial Condition at December 31, 2002 and 2001 and Condensed Statements of Income and Cash Flows for the years ended December 31, 2002, 2001 and 2000 for GreenPoint Financial Corp. (parent company only) reflect the Company’s investment in its wholly-owned subsidiaries using the equity method of accounting.

Parent Company Only – Condensed Statements of Financial Condition

	December 31,
(In millions)	2002	2001
Assets:
Cash and due from banks	$1	$7
Other assets	5	8
Investment in subsidiaries	2,138	1,856
Total assets	$2,144	$1,871
Liabilities and Stockholders’ Equity:
Liabilities:
Due to subsidiaries	$6	$6
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Accrued interest payable	2	1
Other liabilities	12	8
Total liabilities	220	215
Stockholders’ equity	1,924	1,656
Total liabilities and stockholders’ equity	$2,144	$1,871

Parent Company Only – Condensed Statements of Income

	Year Ended December 31,
(In millions)	2002	2001	2000
Dividends from GreenPoint Bank	$310	$130	$185
Interest Income:
Line of credit – subsidiary	—	—	1
Total interest income	—	—	1
Interest Expense:
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	18	18	18
Total interest expense	18	18	18
Net interest income (expense)	(18)	(18)	(17)
Income before income taxes and equity in undistributed earnings of subsidiaries	292	112	168
Income taxes	(8)	(8)	(7)
Income before equity in undistributed earnings of subsidiaries	300	120	175
Equity in undistributed earnings (loss) of subsidiaries	203	(415)	38
Net income (loss)	$503	$(295)	$213

Parent Company Only–Condensed Statements of Cash Flows

	Year Ended December 31,
(In millions)	2002	2001	2000
Operating Activities:
Net income (loss)	$503	$(295)	$213
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(203)	415	(38)
Net change in other liabilities	4	3	—
Net change in other assets	3	(4)	(1)
Net cash provided by operating activities	307	119	174
Investing Activities:
Payments for investments in and advances to subsidiaries	(638)	(255)	(321)
Repayment of investments in and advances to subsidiaries	619	263	355
Net cash provided by investing activities	(19)	8	34
Financing Activities:
Proceeds from issuance of common stock	45	32	10
Purchase of treasury stock	(251)	(71)	(121)
Dividends paid	(88)	(89)	(90)
Net cash used in financing activities	(294)	(128)	(201)
Net (decrease) increase in cash and cash equivalents	(6)	(1)	7
Cash and cash equivalents at beginning of period	7	8	1
Cash and cash equivalents at end of period	$1	$7	$8

Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2002				Year Ended December 31, 2001
(In millions, except per share data)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$331	$329	$329	$317	$329	$333	$309	$285
Interest expense	139	138	138	138	152	168	163	151
Net interest income	192	191	191	179	177	165	146	134
Benefit (provision) for loan losses	(1)	—	(1)	—	15	(1)	(1)	—
Net interest income after provision for loan losses	191	191	190	179	192	164	145	134
Non-interest income	134	110	106	112	119	131	131	84
Non-interest expense	123	102	102	100	123	112	101	96
Income from continuing operations before income taxes	202	199	194	191	188	183	175	122
Income taxes related to earnings from continuing operations	74	72	71	71	73	70	67	49
Net income from continuing operations	128	127	123	120	115	113	108	73
Net income (loss) from discontinued operations	3	—	—	2	(677)	(10)	(22)	5
Net income (loss)	$131	$127	$123	$122	$(562)	$103	$86	$78
Basic earning per share:
Net income from continuing operations	$1.49	$1.44	$1.39	$1.36	$1.30	$1.26	$1.21	$0.83
Net income (loss) from discontinued operations	$0.04	$—	$—	$0.01	$(7.65)	$(0.11)	$(0.24)	$0.05
Net income (loss)	$1.53	$1.44	$1.39	$1.37	$(6.35)	$1.15	$0.97	$0.88
Diluted earning per share:
Net income from continuing operations	$1.46	$1.41	$1.35	$1.32	$1.28	$1.23	$1.18	$0.81
Net income (loss) from discontinued operations	$0.04	$—	$—	$0.01	$(7.51)	$(0.11)	$(0.24)	$0.05
Net income (loss)	$1.50	$1.41	$1.35	$1.33	$(6.23)	$1.12	$0.94	$0.86
Dividends declared per share	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25
Stock price per common share:
High	$46.00	$51.70	$51.48	$45.43	$37.15	$44.40	$39.19	$40.13
Low	$37.05	$40.00	$43.77	$35.46	$31.40	$31.30	$31.10	$30.34
Closing	$45.18	$41.74	$49.10	$43.70	$35.75	$35.10	$38.40	$32.60

Report of Independent Accountants

To the Board of Directors and Stockholders of
GreenPoint Financial Corp. and Subsidiaries

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of GreenPoint Financial Corp. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As noted in Notes 1 and 11 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

New York, New York

January 21, 2003

ANNUAL REPORT 2002

Retail	GreenPoint Financial	Mortgage
Banking		Banking

ANNUAL REPORT 2002

THE RIGHT BALANCE

Retail Banking

GreenPoint Financial

Mortgage Banking

GreenPoint Financial Corp. (NYSE: GPT) is a bank holding company with $22 billion in assets and is among the most profitable of the 50 largest banking companies in the country. GreenPoint’s businesses, national mort-gage banking and New York metro area retail banking, are complementary to each other, and therefore reduce the cyclical nature of earnings growth inherent in the financial services industry.

GreenPoint Mortgage, with originations of $33 billion in 2002, originates a wide variety of exclusively “A” quality loans. This includes agency qualifying and Jumbo A loans as well as GreenPoint’s specialty Alternative A loans.

GreenPoint Bank, a New York State chartered savings bank, is the second largest thrift in the New York metro area with $12 billion in deposits in 81 branches serving more than 400,000 households.

The mix of asset and deposit businesses creates a high-performing thrift, due to the high risk-adjusted yields from niche lending, and a high-quality mortgage banking company, since the stable deposit base enables the Company to fund its assets without excessive reliance on the capital markets.

table of contents
Chairman’s Letter

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Form 10k

Directors and Officers/ Corporate Information

ANNUAL REPORT
CHAIRMAN’S LETTER

GreenPoint’s two businesses performed exceptionally well in 2002, and with the synergies of the two businesses, the Company as a whole enjoyed another record earnings year. The retail banking business increased core deposits by more than 30% and fee income by more than 25%, while the mortgage banking business set records for production volume and revenue for the second consecutive year.

Overall, net income from continuing operations was a record $5.53 per share, an increase of 23% over 2001. Our return on shareholders’ equity was 27.3%.

All of our employees are justifiably proud that their hard work and dedication placed us at the top of our industry. Within a peer group of the 50 largest banking companies in the country, GreenPoint ranks only 37th in size as measured by total assets. However, GreenPoint was at or near the top for four of the most important performance measures.

GreenPoint’s profitability, as measured by return on assets, ranked number one. Our efficiency ratio, a measure of our effectiveness at turning each dollar we spend into earnings, was 35.1%, ranking us fifth among our large banking company peers. Our credit quality, measured by net charge-offs as a percent of total loans held for investment, was a very low 0.02%, and was also the fifth best. Most importantly for our shareholders, GreenPoint’s profitability, as measured by return on average shareholder equity, ranked number one.

RETURN ON AVERAGE EQUITY
	10.6%	12.6%	18.8%	27.3%

GreenPoint’s profitability, as measured by return on average shareholder equity, ranked #1 among the 50 largest U.S. banking companies.

GreenPoint Shows Strong Growth in Retail Banking

During 2002, GreenPoint’s core deposits grew at a record rate. Core deposits are the key to a successful retail banking business. Core deposits provide lower cost funding for the asset businesses, and core deposit accounts are the linchpin for lasting customer relationships.

Some of this growth was attributable to the friendly environment for bank deposits relative to other investment alternatives; however, our growth is also the result of groundwork carefully laid out over the past several years.

The base on which we have built our core deposit growth is the sales culture we instituted five years ago, supported by a state-of-the-art customer relationship management system that we have built and enhanced over the last eight years.

In 2002, we benefited from three specific growth initiatives that had their early beginnings i n 2001. We introduced a free checking program in November of 2001, and promoted it aggressively throughout 2002. Building on that program, we introduced the first premium-interest checking program to the New York market in the spring and aggressively promoted that account as well.

The second initiative was a new branch program. Based on an analysis of the population and income growth in the New York market during the 1990s and the consolidation of bank branches resulting from bank and thrift mergers, we concluded that there was a significant opportunity for deposit growth through a branch expansion program. Beginning in September, we opened seven branches in 2002, and plan to open approximately 11 more in 2003. This has taken place during a period of intensifying competition, but the early results from our new branches are extremely encouraging. Of the $300 million of growth in core deposits that we experienced in the fourth quarter, for example, approximately $70 million came from our new branches.

Our third initiative was a deposit-oriented small business banking program that we piloted in the Fall of 2001 and rolled out to all of our branches during the first half of 2002. The program offers a full range of small business services. We also make modest amounts of credit available as appropriate to develop the deposit relationship. The early results have been very encouraging and we are excited about the potential of this initiative.

The result of all this activity was 34% growth in core deposits in 2002 over 2001, and a 27% increase in fee income.

With our de novo branching and small business banking programs, we are building the foundation to continue that growth into the future.

Mortgage production growth did not come at the expense of the quality of loans we originated.

Another Record Year for Mortgage Banking

Mortgage banking in 2002 again benefited from a very friendly rate environment; however, we also took significant steps to increase our share of the mortgage market.

We continued our geographic expansion in 2002, opening new wholesale offices in Columbus and Dallas. In addition, new offices opened in the several years prior to 2002 continued to show increased penetration of their markets.

Our investments in technology began to pay handsome dividends in 2002. We introduced e-Point, our web-based loan portal for mortgage brokers, on a pilot basis in late 2001. It gained rapid acceptance as it was rolled out to all our brokers in 2002, and today more than 60% of broker applications are submitted through e-Point.

The decision engine behind e-Point can provide brokers with instant loan decisions on all of our conventional, conforming loans. More importantly, it can provide immediate decisions on approximately 50% of our specialty loans. Beyond merely providing an instant yes or no decision, e-Point also gives the broker the flexibility to test loan scenarios without submitting full applications, letting e-Point provide them with three or four appropriate loan types, from which they can choose the one most appropriate for their client.

Combined with other investments in technology, we have dramatically improved the service we offer our brokers by providing them with effective and efficient tools to test loan scenarios, submit applications, receive answers and monitor their pipeline of approved applications. At the same time, we have greatly increased our efficiency.

The result of our initiatives in the mortgage business has been significant growth in origination volume. We increased production 26% in 2002 to $33 billion. I will not attempt to forecast mortgage volume for 2003, but I believe we are poised to capture a larger share of whatever size market there is.

Superb Credit Quality

I would like to emphasize that our mortgage production growth did not come at the expense of the quality of loans we originated. On the contrary, the loans we produced in 2002 were actually of higher quality than 2001, both loans we originated for sale and loans we originated for our investment portfolio. In addition, I would like to emphasize that all of the loans we originate, including our specialty, or “Alternative A”, loans are “A” quality loans. We are not in the business of originating subprime loans.

Designating a loan to be “A” quality covers a number of criteria, including an evaluation of the credit score of the borrower, the property type, whether the property will be occupied by the owner, and the amount of the mortgage relative to the value of the property.

GreenPoint’s portfolio of loans is more than 90% single-family residential, more than 85% are owner occupied, the borrowers have very high credit scores (an average FICO score of 711), and the loan-to-value ratio is a very low 59%. It is difficult to conceive of any reasonable scenario in which GreenPoint would suffer meaningful losses on our loan portfolio.

The result was a very low loan charge-off rate of two basis points, or two-tenths of one percent of the loans in our portfolio during 2002.

EARNINGS PER SHARE DOLLARS

$2.19	$2.80	$4.50	$5.53

Overall, net income from continuing operations was a record $5.53 per share, an increase of 23% over 2001.

Manufactured Housing

Our discontinued manufactured housing finance business performed better than plan. Both the frequency and loss severity of loan defaults were measurably better than the estimates we used for the charge we took when we discontinued the business at the end of 2001. I remain very confident that the risks associated with this discontinued business are well contained.

Returning Capital to Shareholders

GreenPoint has always been among the most profitable thrifts, and, as I mentioned earlier, is among the most profitable of all the large banking companies in the country. During 2002, our profitability reached new record levels.  On a reported basis, we earned $498 million. On a cash basis, which includes additional earnings available for us to use, we earned $524 million.

Of our $524 million in cash earnings, we paid out $88 million in dividends. Of the remaining $436 million, we used $251 million to repurchase shares of our common stock. The other $185 million was used to strengthen our capital ratios and support the increase in our balance sheet that accompanied the rapid growth in our two businesses.

As we look forward in 2003, I believe we will continue to remain very profitable, and we will continue to return excess capital to our shareholders in the form of dividends and share repurchases. As you know, the Board of Directors in February of 2003 increased the quarterly dividend from $.25 per share to $.3125. This 25% increase brings our annual dividend to $1.25 per share.

Once again, I would like to thank our employees for their outstanding efforts during 2002. Not only did they adjust well to rapid growth in both businesses, but they worked to lay a strong foundation for managing future growth through intelligent investments in technology and process re-engineering. All of our employees become shareholders through our Employee Stock Ownership Plan, and many own stock on their own account or through participation in our 401K Plan. The incentives for our Directors, our management group and our employees are aligned to produce maximum long-term value for each shareholder. I thank all of our shareholders, many of whom have been with us since our IPO in 1994, for their continued support.

Net Income Millions
$498	I believe we will continue to remain very profitable, and we will continue to return excess capital to our shareholders.

$409

$255

$212

GreenPoint Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition

	December 31,
(In millions, except share amounts)	2002	2001

Assets:
Cash and due from banks	$277	$190
Money market investments:
Interest-bearing deposits in other banks	21	5
Federal funds sold and securities purchased under agreements to resell	71	162
Total cash and cash equivalents	369	357
Securities:
Securities available for sale	2,006	1,542
Securities available for sale-pledged to creditors	2,087	1,677
Retained interests in securitizations	108	131
Federal Home Loan Bank of New York stock	300	233
Securities held to maturity (fair value of $3 in 2002 and 2001, respectively)	3	3
Total securities	4,504	3,586
Loans receivable held for sale	5,595	4,945
Loans receivable held for investment (net of allowance for loan losses of $78 and $81, respectively)	9,901	9,961
Other interest-earning assets	141	139
Accrued interest receivable	87	100
Banking premises and equipment, net	168	149
Servicing assets	117	123
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	537	431
Total assets	$21,814	$20,186

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
N.O.W. and checking	$1,877	$648
Savings	1,323	1,215
Variable rate savings	2,296	2,089
Money market	991	895
Total core deposits	6,487	4,847
Term certificates of deposit	5,309	5,859
Total deposits	11,796	10,706
Borrowings:
Securities sold under agreements to repurchase	2,000	1,600
Other short-term borrowings	285	961
Federal Home Loan Bank advances	4,600	3,800
Senior bank notes	—	134
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Total borrowings	7,235	6,845
Mortgagors’ escrow	68	81
Liability under recourse exposure	301	468
Other liabilities	490	430
Total liabilities	19,890	18,530
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares issued)	1	1
Additional paid-in capital	907	877
Unallocated Employee Stock Ownership Plan (ESOP) shares	(89)	(95)
Unearned stock plans shares	—	(1)
Retained earnings	1,563	1,148
Accumulated other comprehensive income, net	24	11
Treasury stock, at cost (13,953,333 and 10,498,829 shares, respectively)	(482)	(285)
Total stockholders’ equity	1,924	1,656
Total liabilities and stockholders’ equity	$21,814	$20,186

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except per share amounts)	2002	2001	2000
Interest income:
Mortgage loans held for investment	$738	$766	$729
Loans held for sale	310	225	131
Securities	236	227	156
Other	22	38	59
Total interest income	1,306	1,256	1,075
Interest expense:
Deposits	288	442	500
Other borrowed funds	228	150	13
Long-term debt	37	42	33
Total interest expense	553	634	546
Net interest income	753	622	529
(Provision) benefit for loan losses	(2)	13	(5)
Net interest income after (provision) benefit for loan losses	751	635	524
Non-interest income:
Income from fees and commissions:
Loan servicing fees	17	4	20
Banking services fees and commissions	56	44	39
Fees, commissions and other income	7	3	4
Total income from fees and commissions	80	51	63
Net gain on sales of loans	376	396	178
Change in valuation of retained interests	(9)	—	(6)
Net gain on securities	15	18	4
Gain on sale of mortgage servicing rights	—	—	3
Total non-interest income	462	465	242
Non-interest expense:
General and administrative expenses:
Salaries and benefits	206	181	140
Employee Stock Ownership and stock plans expense	26	19	13
Net expense of premises and equipment	72	78	67
Federal deposit insurance premiums	2	2	2
Other administrative expenses	122	109	76
Total general and administrative expenses	428	389	298
Other real estate owned operating income	(1)	(2)	(2)
Goodwill amortization	—	45	46
Total non-interest expense	427	432	342
Income from continuing operations before income taxes	786	668	424
Income taxes related to earnings from continuing operations	288	259	169
Net income from continuing operations	498	409	255
Discontinued operations:
Net income (loss) from disposal of discontinued business	5	(440)	—
Net loss from operations of discontinued business	—	(264)	(42)
Net income (loss) from discontinued operations	5	(704)	(42)

Net income (loss)	$503	$(295)	$213

Basic earnings per share:
Net income from continuing operations	$5.67	$4.61	$2.84
Net income (loss) from discontinued operations	$0.05	$(7.93)	$(0.47)
Net income (loss)	$5.72	$(3.32)	$2.37
Diluted earnings per share:
Net income from continuing operations	$5.53	$4.50	$2.80
Net income (loss) from discontinued operations	$0.05	$(7.74)	$(0.46)
Net income (loss)	$5.58	$(3.24)	$2.34

Dividends declared per share	$1.00	$1.00	$1.00

See accompanying notes to the consolidated financial statements.

Director and Officers

Board of Directors		Senior Management

Bharat B. Bhatt	Alvin N. Puryear	Thomas S. Johnson
President and	Lawrence N. Field Professor	Chairman and
Chief Operating Officer	of Entrepreneurship and	Chief Executive Officer
Professor of Management at
Dan F. Huebner	Bernard M. Baruch College	Bharat B. Bhatt
Retired Vice Chairman	of the City University of	President and
and Director of	New York	Chief Operating Officer
Grumman Corporation
	Robert P. Quinn	Jean C. Bingham
William M. Jackson	Retired General Partner and	President of
Partner with the law firm of Satterlee,	Managing Director of	GreenPoint Credit
Stephens, Burke & Burke, L.L.P.	Salomon Brothers Inc.
Howard C. Bluver
Thomas S. Johnson	Edward C. Schmults	Executive Vice President and
Chairman and	Retired Senior Vice President	General Counsel
Chief Executive Officer	and General Counsel of
	GTE Corporation	S. A. Ibrahim
Charles B. McQuade		President and
Retired Chairman and	Robert F. Vizza	Chief Executive Officer
Chief Executive Officer	Retired President and	of GreenPoint Mortgage
of the Securities Industry	Chief Executive Officer
Automation Corporation	of St. Francis Hospital	Jeffrey R. Leeds
Executive Vice President and
Peter T. Paul		Chief Financial Officer
President of Headlands
Group, LLC		Ramesh N. Shah
Executive Vice President,
J. Thomas Presby		Retail Banking
Retired Partner of
Deloitte Touche Tohmatsu		Mary M. Massimo
Executive Vice President and
Human Resources Director

GreenPoint Foundation

Board of Directors	Regina S. Peruggi, Ph.D.	The Most Reverend Joseph M. Sullivan

The Reverend Dr. Calvin O. Butts III	President of Central Park Conservancy	Brooklyn Catholic Charities
The Abyssinian Baptist Church

Corporate Information

Executive Offices	Independent Accountants

90 Park Avenue	PricewaterhouseCoopers LLP
New York, NY 10016-1303	1177 Avenue of the Americas
New York, NY 10036
Common Stock

GreenPoint Financial Corp.’s common stock is listed	Transfer Agent
on the New York Stock Exchange (NYSE) under the
symbol GPT.	Mellon Investor Services LLC
P.O. Box 3315
Sources of Information	South Hackensack, NJ 07606-1915
www.melloninvestor.com
For more information relating to share positions,
transfer requirements, lost certificates and related
matters, call our transfer agent at
1.888.224.2741.

For information regarding Annual and Quarterly
Reports and related matters, call our Stockholder
Relations Department at 212.834.1202.

GreenPoint Financial

