Form 10-Q
period 2003-03-31
GREENPOINT FINANCIAL CORP
filed 2003-05-13
CIK 911935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended

March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes    ☐  No

As of April 30, 2003, there were 93,182,374 shares of common stock outstanding.

GreenPoint Financial Corp.

FORM 10-Q

For the Quarterly Period Ended

March 31, 2003

GreenPoint Financial Corp. and Subsidiaries
Part I – Item 1. Financial Statements

Consolidated Statements of Financial Condition

(Unaudited)

(In millions, except share amounts)	March 31, 2003	Dec. 31, 2002
ASSETS
Cash and due from banks	$274	$277
Money market investments:
Interest-bearing deposits in other banks	22	21
Federal funds sold and securities purchased under agreements to resell	11	71
Total cash and cash equivalents	307	369
Securities:
Securities available for sale	3,511	2,006
Securities available for sale-pledged to creditors	2,209	2,087
Retained interests in securitizations available for sale	78	108
Federal Home Loan Bank of New York stock	240	300
Securities held to maturity (fair value of $3 and $3, respectively)	3	3
Total securities	6,041	4,504
Loans receivable held for sale	5,042	5,595
Loans receivable held for investment (net of allowance for loan losses of $78)	9,607	9,901
Other interest-earning assets	140	141
Accrued interest receivable	85	87
Banking premises and equipment, net	174	168
Servicing assets	109	117
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	499	537
Total assets	$22,399	$21,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
N.O.W. and checking	$2,294	$1,877
Savings	1,398	1,323
Variable rate savings	2,293	2,296
Money market	1,169	991
Total core deposits	7,154	6,487
Term certificates of deposit	5,053	5,309
Total deposits	12,207	11,796
Borrowings:
Securities sold under agreements to repurchase	2,100	2,000
Other short term borrowings	740	285
Federal Home Loan Bank of New York advances	4,200	4,600
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Total borrowings	7,390	7,235
Mortgagors’ escrow	76	68
Liability under recourse exposure	290	301
Other liabilities	533	490
Total liabilities	20,496	19,890
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares issued)	1	1
Additional paid-in capital	912	907
Unallocated Employee Stock Ownership Plan (ESOP) shares	(88)	(89)
Unearned stock plans shares	—	—
Retained earnings	1,664	1,563
Accumulated other comprehensive income, net	15	24
Treasury stock, at cost (16,567,378 shares and 13,953,333 shares, respectively)	(601)	(482)
Total stockholders’ equity	1,903	1,924
Total liabilities and stockholders’ equity	$22,399	$21,814

(See accompanying notes to the unaudited consolidated financial statements)

Consolidated Statements of Income

(Unaudited)

	Quarter Ended March 31,
(In millions, except per share amounts)	2003	2002
Interest income:
Mortgage loans held for investment	$166.7	$194.8
Loans held for sale	75.9	59.3
Securities	52.1	56.0
Other	3.6	7.5
Total interest income	298.3	317.6
Interest expense:
Deposits	62.7	78.5
Other borrowed funds	52.7	49.3
Long-term debt	8.1	10.4
Total interest expense	123.5	138.2
Net interest income	174.8	179.4
Provision for loan losses	(0.3)	(0.4)
Net interest income after provision for loan losses	174.5	179.0
Non-interest income:
Income from fees and commissions:
Loan servicing fees	5.8	5.2
Banking services fees and commissions	14.5	12.6
Fees, commissions and other income	3.4	2.6
Total income from fees and commissions	23.7	20.4
Net gain on sales of loans	124.3	90.0
Change in valuation of retained interests	(0.7)	—
Net gain on sale of securities	1.2	1.8
Total non-interest income	148.5	112.2
Non-interest expense:
General and administrative expenses:
Salaries and benefits	61.6	49.3
Employee Stock Ownership and stock plans expense	6.1	6.0
Net expense of premises and equipment	20.9	18.0
Federal deposit insurance premiums	0.5	0.5
Other administrative expenses	31.5	26.9
Total general and administrative expenses	120.6	100.7
Other real estate owned operating expense (income)	0.2	(0.5)
Total non-interest expense	120.8	100.2
Income from continuing operations before income taxes	202.2	191.0
Income taxes related to earnings from continuing operations	75.3	70.5
Net income from continuing operations	126.9	120.5
Discontinued operations:
Net income from disposal of discontinued business	0.3	1.5
Net income	$127.2	$122.0

Basic earnings per share:
Net income from continuing operations	$1.50	$1.36
Net income from discontinued operations	—	0.01
Net income	$1.50	$1.37
Diluted earnings per share:
Net income from continuing operations	$1.47	$1.32
Net income from discontinued operations	—	0.01
Net income	$1.47	$1.33
Dividends declared per share	$0.31	$0.25

(See accompanying notes to the unaudited consolidated financial statements.)

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter Ended March 31,
(In millions)	2003	2002

Net income	$127.2	$122.0
Other comprehensive income, before tax:
Unrealized losses on securities:
Unrealized holding losses arising during period	(13.8)	(32.7)
Less: reclassification adjustment for gains included in net income	(1.2)	(1.8)
Other comprehensive loss, before tax	(15.0)	(34.5)
Income tax benefit related to items of other comprehensive income	6.2	14.6
Other comprehensive loss, net of tax	(8.8)	(19.9)
Total comprehensive income, net of tax	$118.4	$102.1

(See accompanying notes to the unaudited consolidated financial statements.)

Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Quarter Ended March 31,
(In millions)	2003	2002
Common stock
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional paid-in capital
Balance at beginning of period	907	877
Reissuance of treasury stock	(2)	(2)
Amortization of ESOP shares committed to be released	6	7
Tax benefit for vested stock plans shares	1	3
Balance at end of period	912	885
Unallocated ESOP shares
Balance at beginning of period	(89)	(95)
Amortization of ESOP shares committed to be released	1	2
Balance at end of period	(88)	(93)
Unearned stock plans shares
Balance at beginning of period	—	(1)
Amortization of stock plans shares	—	—
Balance at end of period	—	(1)
Retained earnings
Balance at beginning of period	1,563	1,148
Net income	127	122
Dividends declared	(26)	(22)
Balance at end of period	1,664	1,248
Accumulated other comprehensive income, net
Balance at beginning of period	24	11
Net change in accumulated other comprehensive income, net	(9)	(20)
Balance at end of period	15	(9)
Treasury stock, at cost
Balance at beginning of period	(482)	(285)
Reissuance of treasury stock	6	18
Purchase of treasury stock	(125)	(13)
Balance at end of period	(601)	(280)
Total stockholders’ equity	$1,903	$1,751

(See accompanying notes to the unaudited consolidated financial statements)

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
(In millions)	2003	2002
Cash flows from operating activities:
Net income	$127	$122
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8	8
Gain on sale of securities	1	3
ESOP and stock plans expense	8	8
Capitalization of servicing assets	(1)	(8)
Amortization and impairment of servicing assets	9	19
(Increase) decrease in assets associated with operating activities:
Loans receivable held for sale:
Loan originations	(9,328)	(6,526)
Proceeds from loan sales	9,822	7,270
Other	59	(73)
Retained interests in securitizations	28	18
Accrued interest receivable	2	(1)
Other assets	45	(2)
Increase (decrease) in liabilities associated with operating activities:
Liabilities under recourse exposure	(11)	(68)
Other liabilities	43	434
Other, net	10	1
Net cash provided by operating activities	822	1,205
Cash flows from investing activities:
Net change in:
Loans receivable held for investment	279	143
Premises and equipment	(14)	(9)
Available for sale securities:
Proceeds from maturities	796	51
Proceeds from sales	787	304
Purchase of securities	(4,130)	(2,763)
Principal repayments	898	538
Purchases of Federal Home Loan Bank Stock	60	18
Other, net	12	7
Net cash used in investing activities	(1,312)	(1,711)
Cash flows from financing activities:
Net change in:
Domestic deposits	411	121
Mortgagors’ escrow accounts	8	23
Proceeds from Securities sold under agreements to repurchase and other borrowings	16,044	46,524
Repayments of Securities sold under agreements to repurchase and other borrowings	(15,489)	(46,043)
Proceeds from advances from Federal Home Loan Bank	61,960	60,790
Repayments of advances from Federal Home Loan Bank	(62,360)	(60,990)
Cash dividends paid	(26)	(22)
Treasury stock purchased	(125)	(13)
Exercise of stock options	5	16
Net cash provided by financing activities	428	406
Net decrease in cash and cash equivalents	(62)	(100)
Cash and cash equivalents at beginning of period	369	357
Cash and cash equivalents at end of period	$307	$257
Non-cash activities:
Additions to other real estate owned, net	$(12)	$(6)
Unsettled trades	$—	$(484)
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20	$38
Interest paid	$126	$151

(See accompanying notes to the unaudited consolidated financial statements)

Notes To The Unaudited Consolidated Financial Statements

NOTE 1     Summary of Significant Accounting Policies

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

These unaudited consolidated interim financial statements presented should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report to shareholders for the year ended December 31, 2002.

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

Retained Interests

Retained interests include interest-only strips, subordinated certificates, transferor interests, demand notes and the recorded liabilities for limited recourse provided on mortgage loans and recourse provided on manufactured housing loans securitized and sold.

GreenPoint classifies its retained interest assets as available for sale and carries these securities at fair value. Generally, if the fair value of retained interests declines below its amortized cost basis, the change in valuation is recognized in the consolidated statement of income and is classified as a change in valuation of retained interests. Unrealized gains are reported, net of applicable taxes, in accumulated other comprehensive income, as a separate component of stockholders’ equity.

GreenPoint reviews the adequacy of the liability under recourse exposure based on management’s best estimate of future cash flows associated with the recourse arrangement. The change in valuation is recognized in the consolidated statement of income and is classified as discontinued operations.

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

Goodwill Amortization

Goodwill, which is attributable to the retail banking segment, is carried at its January 1, 2002 book value and is tested, at least annually, for impairment.

Stock-Based Compensation Plans

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

	Quarter Ended
(In millions)	March 31, 2003	March 31, 2002

Net income as reported	$127.2	$122.0
Deduct: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	(2.3)	(2.1)
Proforma net income	$124.9	$119.9

Earnings per share:
Basic – as reported	$1.50	$1.37
Basic – pro forma	$1.48	$1.35
Diluted – as reported	$1.47	$1.33
Diluted – pro forma	$1.45	$1.31

NOTE 2                Loans Receivable

The Company’s loans receivable held for sale balances are summarized as follows:

(In millions)	March 31, 2003	Dec. 31, 2002
Conventional first mortgage loans:
Residential one-to four-family	$4,238	$5,062
Commercial property	69	78
Second mortgage and home equity loans	682	404
Other	1	1
Total loans receivable held for sale	4,990	5,545
Net deferred loan origination costs	52	50
Loans receivable held for sale, net	$5,042	$5,595

The Company’s loans receivable held for investment balances are summarized as follows:

(In millions)	March 31, 2003	Dec. 31, 2002
Conventional first mortgage loans:
Residential one-to four-family	$8,291	$8,666
Residential multi-family	295	319
Commercial property	721	620
Second mortgage and home equity loans	271	267
Manufactured housing loans	7	9
Other	57	60
Total loans receivable held for investment	9,642	9,941
Net deferred loan origination costs and purchase premium	43	38
Allowance for loan losses	(78)	(78)
Loans receivable held for investment, net	$9,607	$9,901

NOTE 3                Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale at March 31, 2003 and December 31, 2002 are summarized as follows:

	March 31, 2003
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$30	$1	$—	$31
Agency notes	122	—	—	122
Mortgage-backed securities	320	15	—	335
Collateralized mortgage obligations	4,842	18	(9)	4,851
Trust certificates collateralized by GNMA securities	4	—	—	4
Corporate bonds	122	—	(4)	118
Municipal bonds	56	4	—	60
Equity securities	202	2	(5)	199
Total securities available for sale	$5,698	$40	$(18)	$5,720

	December 31, 2002
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$6	$—	$—	$6
Agency notes	107	—	—	107
Mortgage-backed securities	388	18	—	406
Collateralized mortgage obligations	3,197	29	(7)	3,219
Trust certificates collateralized by GNMA securities	4	—	—	4
Corporate bonds	122	—	(4)	118
Municipal bonds	56	4	—	60
Equity securities	177	3	(7)	173
Total securities available for sale	$4,057	$54	$(18)	$4,093

NOTE 4                Recourse Arrangements, Retained Interests in Securitizations and Servicing Assets

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

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities.

	March 31, 2003
(In millions)	Principal Balance	Maximum Recourse Exposure (1)	Recorded Liability
Manufactured housing securitizations	$4,057	$601	$284
Manufactured housing sales	252	252	5
Mortgage securitizations (2)	620	79	—
Mortgage sales (3)	270	265	1

	December 31, 2002
(In millions)	Principal Balance	Maximum Recourse Exposure (1)	Recorded Liability
Manufactured housing securitizations	$4,202	$621	$295
Manufactured housing sales	258	258	5
Mortgage securitizations (2)	829	108	—
Mortgage sales (3)	323	317	1

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

Manufactured housing securitization letter of credit exposure is as follows:

(In millions)	March 31, 2003	Dec. 31, 2002
Letters of credit outstanding	$598	$617
Projected letter of credit draws	(312)	(326)
Remaining letter of credit exposure	$286	$291

At March 31, 2003, GreenPoint has six manufactured housing securitizations with principal balances of $1.7 billion, which have projected letter of credit draws equal to the maximum recourse exposure for those securitizations. GreenPoint records a liability based on the net present value of the projected letter of credit draws. At March 31, 2003, the projected draws exceed the recorded liability by $28 million, representing future interest expense.

In the third quarter of 2002, GreenPoint agreed to issue additional letters of credit totaling $52 million in favor of a surety provider on four of its outstanding securitizations. Additionally, GreenPoint agreed to exercise its optional termination right and retire each transaction insured by the surety provider when the underlying loans in each securitization total 10% of the original loan balance. The exercise of this option is a standard and expected operating procedure in the securitization markets, and its projected financial statement impact is included in the projected operating results of the discontinued business. In exchange, the surety provider agreed to amend servicer termination provisions, which, prior to their amendment, would have enabled the surety provider to transfer the servicing of certain loans to a third party.

Consistent with this agreement, an additional liability under recourse exposure was recorded to recognize the additional draws that could arise from the new letters of credit. The balances and corresponding liability relating to manufactured housing securitizations included in this note reflect the impact of the agreement. Additionally, the servicing asset valuation and the projected operating results have been adjusted to reflect the amended servicing termination provisions.

The following presents quantitative information about delinquencies on loans sold with recourse:

	March 31, 2003	Dec. 31, 2002	March 31, 2003	Dec. 31, 2002
(In millions)	Manufactured Housing		Mortgage
Principal balance of loans	$4,309	$4,460	$890	$1,152
Principal balance of loans 90 days or more past due (1)	210	220	56	62

(1)                               Manufactured housing past due loans include repossessed inventory.

In addition to the recourse arrangements described in the tables above, GreenPoint has established liabilities related to representations and warranties for mortgage loans of $32 million and $29 million, at March 31, 2003 and December 31, 2002, respectively.

Balances and Changes in Retained Interests

The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the Quarter Ended March 31,
(In millions)	2003	2002
Liability for Recourse Exposure
Balance at beginning of period	$300	$467
Interest expense	5	7
Letter of credit draws and other charges	(17)	(78)
Change in valuation of retained interests	1	3
Balance at end of period	$289	$399

The assets recognized as retained interests in securitizations include interest-only strips, transferor interests and subordinated certificates. The activity in retained interests in securitizations is summarized as follows:

	At and for the Quarter Ended March 31,
	2003	2002	2003	2002
(In millions)	Manufactured Housing		Mortgage
Retained Interests in Securitizations
Balance at beginning of period	$4	$1	$104	$130
Additions from securitizations	—	—	—	6
Interest and other income	—	2	2	5
Cash received	—	(3)	(29)	(13)
Change in unrealized gain	—	—	(1)	(2)
Change in valuation of retained interests	(1)	—	(1)	—
Balance at end of period	$3	$—	$75	$126

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests. GreenPoint also reviews the adequacy of the value of the recorded liability on a quarterly basis, based on management’s best estimate of future cash flows associated with the corporate guarantee.

The increase in cash received for mortgage retained interests was primarily due to GreenPoint’s exercise of its optional clean-up call provisions for six mortgage securitizations during the quarter ended March 31, 2003.

Valuation Assumptions

There were no new securitizations recorded during the quarter ended March 31, 2003. The key economic assumptions used in estimating the fair value of the entire portfolio of retained interests at March 31, 2003 and December 31, 2002 were as follows:

	Estimate of Fair Value at
	March 31, 2003	Dec. 31, 2002	March 31, 2003	Dec. 31, 2002
	Manufactured Housing		Mortgage
Weighted average life (in years)	4.9	4.9	0.8	0.9
Weighted average prepayment rate (1)	8.2%	8.2%	56.4%	52.6%
Weighted average default rate	6.1%	6.3%	N/A	N/A
Loss severity rate	90.8%	86.6%	N/A	N/A
Weighted average loss rate	5.6%	5.5%	3.5%	3.3%
Cumulative loss (2)	27.4%	27.0%	2.7%	3.0%
Asset cash flows discounted at	14.0%	14.0%	8.4%	9.3%
Liability cash flows discounted at	6.6%	6.6%	—	—

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

The activity in servicing assets is summarized as follows:

	At and for the Quarter Ended March 31,
	2003	2002	2003	2002
(In millions)	Manufactured Housing		Mortgage
Servicing Assets
Balance at beginning of period	$101	$127	$112	$86
Additions	—	3	20	12
Sales	—	—	(20)	(7)
Amortization	(2)	(7)	(7)	(8)
Balance at end of period	99	123	105	83
Reserve for impairment of servicing assets
Balance at beginning of period	(69)	(67)	(27)	(23)
Recoveries (additions)	—	(4)	1	—
Balance at end of period	(69)	(71)	(26)	(23)
Servicing assets, net	$30	$52	$79	$60

The estimated fair values of manufactured housing servicing assets were $38 million and $52 million at March 31, 2003 and 2002, respectively, and $38 million at December 31, 2002.

The estimated fair values of mortgage servicing assets were $82 million and $62 million at March 31, 2003 and 2002, respectively, and $90 million at December 31, 2002.

Servicer advances receivable totaled $98 million and $85 million at March 31, 2003 and December 31, 2002, respectively.

The significant assumptions used in estimating the fair value of the servicing assets at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003		Dec. 31, 2002		March 31, 2003		Dec. 31, 2002
	Manufactured Housing				Mortgage
Weighted average prepayment rate	7.4	%(1)	7.4	%(1)	28.4	%(2)	25.4	%(2)
Weighted average life (in years)	5.1		5.1		4.3		4.6
Weighted average default rate	5.1%		5.2%		N/A		N/A
Cash flows discounted at	14.0%		14.0%		10.0%		10.2%

(1)                               Excludes weighted average default rate.

(2)                               Includes weighted average default rate.

NOTE 5                Derivative Financial Instruments

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $4.2 billion and $3.2 billion at March 31, 2003 and December 31, 2002, respectively. The forward delivery commitments designated as fair value hedges associated with mortgage loans had notional values of $2.6 billion and $2.4 billion at March 31, 2003 and December 31, 2002, respectively. The notional amounts of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments on mortgage loans were $1.6 billion and $833 million at March 31, 2003 and December 31, 2002, respectively. The amount of hedge ineffectiveness for the three months ended March 31, 2003 and 2002 was a gain of $2 million and a loss of $1 million, respectively, and is included in gain on sale of loans.

The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

The risks inherent in derivatives are the potential inability of a counterpart to meet the terms of its contract and the risk associated with changes in the fair values of the contracts due to movements in the underlying interest rates. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. At March 31, 2003 and December 31, 2002, the receivable on contracts with a positive fair value was $1 million for both periods. To reduce credit risk, management may deem it necessary to obtain collateral.

NOTE 6                Stock Incentive Plans

For the quarter ended March 31, 2003, the Company granted options to purchase 1,354,200 shares of the Company’s common stock to certain officers, at an exercise price of $45.78. These awards vest at various intervals over three years, on the anniversary dates of the awards.

NOTE 7                Discontinued Operations

The assets and liabilities from discontinued operations at March 31, 2003 and December 31, 2002 were as follows:

(In millions)	March 31, 2003	Dec. 31, 2002
Assets:
Cash, cash equivalents and securities	$34	$34
Retained interests in securitizations	3	4
Loans receivable held for investment	41	44
Servicing assets	30	32
Other assets	244	243
Total assets	$352	$357
Liabilities:
Liability under recourse exposure	$289	$300
Other liabilities and allocated capital	63	57
Total liabilities and equity	$352	$357

Net income from discontinued operations was $0.3 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively.

The notional value of swaps related to specific manufactured housing securitizations was $620 million and $639 million at March 31, 2003 and December 31, 2002, respectively.

During the quarter ended March 31, 2002, GreenPoint originated manufactured housing loans totaling $91 million. These loans related to commitments outstanding at December 31, 2001 and were recorded at their estimated fair value. These loans were sold during the second and third quarters of 2002 at a sales price, which approximated their previously estimated fair value.

NOTE 8                Business Segments

The Company consists of three domestic business segments offering unique products and services. The Mortgage Banking segment specializes in Alt A and NoDoc mortgage loan products which are primarily obtained from the Company’s network of registered mortgage brokers. The Retail Banking segment consists of 84 full service banking offices offering a variety of financial services to the Greater New York area. The Balance Sheet Management segment includes earnings from the held for investment mortgage portfolios and other corporate investment activities.

The accounting policies of the segments are the same as described in Note 1 “Summary of Significant Accounting Policies”. The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment. Credit losses are charged to the asset management segment in an amount equal to net charge-offs. The expenses relating to administrative units of the Company such as executive, finance and audit are not allocated to individual operating segments.

	Quarter Ended March 31, 2003
(In millions)	Balance Sheet Management(1)	Retail Banking		Sub-total Banking	Mortgage Banking	Segment Totals	Other(4)	Consolidated Continuing Operations
Net interest income	$66.8	$58.8		$125.6	$49.2	$174.8	$—	$174.8
Provision for loan losses	(0.3)	—		(0.3)	—	(0.3)	—	(0.3)
Net interest income after provision for loan losses	66.5	58.8		125.3	49.2	174.5	—	174.5
Non-interest income:
Loan servicing fees	—	—		—	1.5	1.5	4.3	5.8
Banking fees and commissions	—	14.5		14.5	—	14.5	—	14.5
Other income	4.1	—		4.1	(0.7)	3.4	—	3.4
Net gain on sale of loans	—	—		—	139.0	139.0	(14.7)	124.3
Change in valuation of retained interests	—	—		—	(0.7)	(0.7)	—	(0.7)
Net gain on securities	1.2	—		1.2	—	1.2	—	1.2
Total non-interest income	5.3	14.5		19.8	139.1	158.9	(10.4)	148.5
Non-interest expense:
Depreciation	—	2.3		2.3	3.8	6.1	1.4	7.5
ESOP and stock plans expense	—	1.5		1.5	3.6	5.1	1.0	6.1
Other expenses	0.3	30.0		30.3	57.9	88.2	19.0	107.2
Total non-interest expense	0.3	33.8		34.1	65.3	99.4	21.4	120.8
Segment income (loss) before taxes	$71.5	$39.5		$111.0	$123.0	$234.0	$(31.8)	$202.2
Total Assets	$16,083	$490	(2)	$16,573	$5,462	$22,035	$364 (3)	$22,399

	Quarter Ended March 31, 2003
(In millions)	Balance Sheet Management(1)	Retail Banking		Sub-total Banking	Mortgage Banking	Segment Totals	Other(4)	Consolidated Continuing Operations
Net interest income	$82.0	$57.0		$139.0	$40.4	$179.4	$—	$179.4
Provision for loan losses	(0.4)	—		(0.4)	—	(0.4)	—	(0.4)
Net interest income after provision for loan losses	81.6	57.0		138.6	40.4	179.0	—	179.0
Non-interest income:
Loan servicing fees	—	—		—	5.5	5.5	(0.3)	5.2
Banking fees and commissions	—	12.6		12.6	—	12.6	—	12.6
Other income	3.1	0.3		3.4	(0.8)	2.6	—	2.6
Net gain on sale of loans	—	—		—	101.9	101.9	(11.9)	90.0
Change in valuation of retained interests	—	—		—	—	—	—	—
Net gain on securities	1.8	—		1.8	—	1.8	—	1.8
Total non-interest income	4.9	12.9		17.8	106.6	124.4	(12.2)	112.2
Non-interest expense:
Depreciation	—	2.3		2.3	3.5	5.8	1.1	6.9
ESOP and stock plans expense	—	1.1		1.1	3.5	4.6	1.4	6.0
Other expenses	0.4	22.8		23.2	47.9	71.1	16.2	87.3
Total non-interest expense	0.4	26.2		26.6	54.9	81.5	18.7	100.2
Segment income (loss) before taxes	$86.1	$43.7		$129.8	$92.1	$221.9	$(30.9)	$191.0
Total Assets	$15,651	$479	(2)	$16,130	$4,494	$20,624	$448 (3)	$21,072

(1)                               Balance Sheet Management segment largely consists of the mortgage portfolio, MBS and investment securities.

(2)                               Retail Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $12.2 billion and $10.8 billion for the quarter ended March 31, 2003 and 2002, respectively.

(3)                               Includes the assets of the discontinued business segment.

(4)                               Other includes intercompany eliminations and unallocated administrative expenses.

(5)                               Intersegment revenues, in the mortgage banking segment, for the quarter ended March 31, 2003 and 2002 were $10.4 million and $12.2 million.

NOTE 9                Earnings Per Share

	Quarter Ended March 31,
(In millions, except per share amounts)	2003	2002

Net income from continuing operations	$126.9	$120.5
Net income from discontinued operations	0.3	1.5
Net income	$127.2	$122.0

Weighted average number of common shares outstanding during each period – basic	84,698,000	88,782,000
Effect of dilutive securities – stock options	1,520,000	2,564,000
Weighted average number of common shares and common stock equivalents outstanding during each period – diluted	86,218,000	91,346,000

Basic earnings per share:
Net income from continuing operations	$1.50	$1.36
Net income from discontinued operations	—	0.01
Net income	$1.50	$1.37

Diluted earnings per share:
Net income from continuing operations	$1.47	$1.32
Net income from discontinued operations	—	0.01
Net income	$1.47	$1.33

(1)                               Options to purchase 1,407,200 shares of common stock at prices between $45.78 and $50.10 per share were outstanding at March 31, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the quarter ended March 31, 2003.

(2)                               There were no options outstanding at March 31, 2002 that were not included in the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of the common shares for the quarter ended March 31, 2002.

GreenPoint Financial Corp. and Subsidiaries
Part I – Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Quarter Ended
(Dollars in millions, except per share data)	March 31, 2003		Dec. 31, 2002		Sept. 30, 2002		June 30, 2002		March 31, 2002
Performance Ratios – Continuing Operations (Annualized):
Return on average assets	2.40%		2.28%		2.38%		2.45%		2.51%
Return on average equity	26.52		27.05		27.32		27.53		27.50
Net interest margin	3.51		3.64		3.85		4.06		4.03
Net interest spread	3.37		3.52		3.72		3.91		3.88
Operating expense to average assets	2.28		2.17		1.91		2.05		2.10
Total non-interest expense to operating revenue	27.0		26.4		23.2		23.5		23.3
Efficiency ratio (1)	37.3		37.6		33.8		34.6		34.5
Average interest-earning assets to average interest-bearing liabilities	1.06	x	1.05	x	1.05	x	1.06	x	1.05	x

Per Share Data:
Basic earnings per share – continuing operations	$1.50		$1.49		$1.44		$1.39		$1.36
Diluted earnings per share – continuing operations	1.47		1.46		1.41		1.35		1.32
Book value per common share	22.50		22.07		21.35		20.45		19.15
Tangible book value per common share	17.83		17.53		16.94		16.09		14.82
Dividends per share	0.31		0.25		0.25		0.25		0.25
Shares used in calculations (in thousands):
Average (2)	86,218		88,158		89,905		90,968		91,346
Period-end (3)	84,586		87,177		89,415		90,609		91,372
Total shares outstanding (shares issued less treasury stock purchased)	93,694		96,308		98,362		99,402		100,119

Asset Quality Ratios – continuing operations:
Non-accruing loans held for investment to mortgage loans held for investment	1.67%		1.61%		1.57%		1.60%		1.67%
Non-accruing loans held for sale to mortgage loans held for sale	1.87		1.18		0.99		0.95		0.78
Non-performing assets to total assets	1.23		1.12		1.02		1.02		0.98
Allowance for loan losses to non-performing loans held for investment	46.4		46.6		48.4		47.5		45.5
Allowance for loan losses to mortgage loans held for investment	0.78		0.75		0.76		0.76		0.76
Net loan charge-off experience (annualized) to average mortgage loans held for investment	0.01		0.04		0.02		0.01		0.02
Ratio of allowance for loan losses to annualized net charge-offs	64.4	x	20.8	x	42.8	x	57.3	x	43.1	x

Capital Data:
Tier I Capital (to risk weighted assets)	11.53%		11.43%		11.66%		12.07%		11.42%
Total Risk Based Capital (to risk weighted assets)	13.08		12.96		13.25		13.77		13.09
Tier I Capital to average assets	7.97		7.51		7.86		8.05		7.82
Tangible equity to tangible managed assets	5.87		5.98		5.68		5.90		5.40
Tangible equity to managed receivables	8.13		7.69		7.27		7.51		7.17
Purchase of treasury stock	$125		$93		$72		$72		$13

Other Data:
Mortgage loan originations	$9,328		$9,985		$9,730		$7,041		$6,434
Total managed assets (4)	25,856		25,595		26,456		24,620		25,642
Total managed receivables (5)	18,354		19,555		20,338		18,990		19,024
Earnings to combined fixed charges: (6)
Excluding interest on deposits	20.67	x	20.61	x	19.09	x	15.92	x	16.52	x
Including interest on deposits	3.77	x	3.58	x	3.49	x	3.28	x	3.09	x
Full-service consumer bank offices	84		81		75		74		74

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are based on management’s current expectations. These forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to earnings growth; revenue growth; origination volume in the Company’s mortgage business; non-interest income levels, including fees from product sales; credit performance on loans made by the Company; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; results from new business initiatives in the retail banking business; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions, divestitures and terminating business segments, including related integration and restructuring activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels and gain on sale results in the Company’s mortgage business; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, required loan loss reserve levels and the Company’s periodic valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which can adversely affect the ability of the Company to sell or securitize loan originations on a timely basis or at prices which are acceptable to the Company; actions by rating agencies and the affects of these actions on the Company’s businesses, operations and funding requirements; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services; and the risk factors or other uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors section included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

General

GreenPoint Financial Corp. (the “Corporation”, “Company” or “GreenPoint”), a $22 billion asset bank holding company consists of two primary businesses – a New York retail bank and a national mortgage business. The retail bank is a New York State chartered savings bank and is the second largest thrift depository in the Greater New York area with $12 billion in deposits in 84 branches serving more than 400,000 households. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, originates a wide variety of exclusively “A” quality loans. This includes agency qualifying loans and Jumbo A loans, and GreenPoint’s specialty Alternative A mortgages.

Overview Of First Quarter 2003 Financial Results

•                       Net income from continuing operations for the first quarter of 2003 was $1.47 per diluted share, or $127 million, an increase of 11% over the first quarter of 2002. The results reflect the strength and complementary nature of the Company’s mortgage and retail banking businesses. Core deposit growth and a substantial increase in mortgage banking revenues more than offset the reduced net interest margin which resulted from a decline in interest rates.

•        Retail banking initiatives led to a growth in core deposits and a growth in fee income over the first quarter of 2002. The Company opened seven new branches in 2002 and three additional branches in the first quarter of 2003.

•        The mortgage banking business continued to experience a high level of originations as the favorable interest rate environment provided an ideal climate for continued growth. Total mortgage loan originations for the first quarter of 2003 were $9.3 billion, an increase of 45% over the $6.4 billion originated during the first quarter of 2002.

•        Mortgage sales and securitizations totaled $8.8 billion resulting in realized gains of $124 million, compared with sales and securitizations of $5.6 billion and a gain of $90 million in the comparative quarter a year ago.

•        The gain on sale of specialty loans was 289 basis points, up from 240 basis points in the fourth quarter of 2002.

•        Net interest income from continuing operations totaled $175 million, a decrease of 3% from the $179 million in the first quarter of 2002. The net interest margin was 3.51%, decreasing from 4.03% in the first quarter of 2002.

•        Asset quality in the mortgage portfolio remained strong. Non-accruing loans held for investment were 1.67% of mortgage loans held for investment, compared with 1.61% at the end of 2002 and flat versus the first quarter a year ago.

•        GreenPoint continues to maintain a strong capital position with a leverage ratio of 7.97%, a Tier 1 risk-based ratio of 11.53% and a total risk-based capital ratio of 13.08% at March 31, 2003.

•        On February 11, 2003 GreenPoint increased the quarterly dividend distribution per share 25% from $0.25 to $0.3125, which represents an annualized distribution of $1.25 per share.

•        Net income from the discontinued manufactured housing business was $0.3 million, reflecting a performance consistent with management’s most recent projections.

Business Segment Results

The Company consists of two primary continuing businesses – a banking business and a mortgage business. The banking business includes the results of the retail banking segment and the balance sheet management segment. The retail banking segment represents the results of the activities of 84 full service banking offices operating in the greater New York area and the balance sheet management segment includes earnings from the held for investment mortgage portfolio and other corporate investment activities. The sub-total defined as the total banking business represents the results of the Company’s traditional banking operations as distinguished from its mortgage banking operations. Following is an analysis of the results of the two primary businesses.

Banking Business

	Quarter Ended March 31,
(In millions)	2003	2002
Net interest income	$125.6	$139.0
Provision for loan losses	(0.3)	(0.4)
Net interest income after provision for loan losses	125.3	138.6
Non-interest income:
Banking fees and commissions	14.5	12.6
Other income	4.1	3.4
Net gain on securities	1.2	1.8
Total non-interest income	19.8	17.8
Non-interest expense	34.1	26.6
Net income before income taxes	$111.0	$129.8
Total Assets	$16,573	$16,130

The banking business reported pre-tax income of $111 million for the first quarter of 2003, a decrease of 14% from the $130 million reported for the first quarter a year ago. The results included pre-tax income of $40 million from the retail banking segment, a 10% decrease from a year ago, and $72 million from the balance sheet management segment, a decrease of 17% from a year ago. The decrease from a year ago quarter was primarily the result of lower interest rates, which reduced the net interest income in the balance sheet management segment and increased costs primarily associated with the de novo branching program.

Mortgage Banking

	Quarter Ended March 31,
(In millions)	2003	2002
Net interest income	$49.2	$40.4
Non-interest income:
Loan servicing fees	1.5	5.5
Other income	(0.7)	(0.8)
Net gain on sale of loans	139.0	101.9
Change in valuation of retained interests	(0.7)	—
Total non-interest income	139.1	106.6
Non-interest expense	65.3	54.9
Net income before income taxes	$123.0	$92.1
Total Assets	$5,462	$4,494

The mortgage banking business reported pre-tax income of $123 million, an increase of 34% from the $92 million reported in the first quarter of 2002. Net interest income increased $9 million, or 22% due to a higher average balance of loans held for sale and net gain on sale of mortgage loans increased $37 million or 36% due to an increase in origination volume from the year ago period. Non-interest expense increased $10 million to $65 million versus the first quarter a year ago. The increase reflects higher costs associated with the higher level of mortgage originations.

Net Interest Income

Net interest income on a fully taxable-equivalent basis, decreased by $6 million, or 3%, to $176 million for the quarter ended March 31, 2003. Net interest margin declined to 3.51% from 4.03% in the comparable quarter a year ago, primarily due to the low interest rate environment.

Average earning assets increased by $1.9 billion, or 11% to $20.0 billion in the quarter from $18.1 billion a year ago. The increase from the prior year first quarter reflected growth in loans held for sale due to higher origination volume, and higher investment securities. The yield on interest-earning assets and rates paid on interest-bearing liabilities decreased due to declining market interest rates from a year ago.

The growth in average earning assets was funded in part by a substantial growth in core deposits as the average balance increased 35% over the comparable quarter a year ago. The growth resulted from the continued success of the Company’s sales culture, checking programs, de novo branching program and small business banking initiative.

Average Consolidated Balance Sheet, Interest and Rates

The following table sets forth certain information relating to the continuing operations of the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the quarter ended March 31, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Quarter Ended
	March 31, 2003				March 31, 2002
(Taxable-equivalent interest and rates, in millions)(1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$9,749		$166.3	6.82%	$10,179		$194.4	7.64%
Other loans (2)	20		0.4	7.71	20		0.4	8.48
Loans held for sale	5,093		75.9	5.96	3,554		59.3	6.77
Securities (3)	4,835		53.3	4.42	4,033		57.5	5.71
Other interest-earning assets	340		4.0	4.74	314		9.2	11.86
Total interest-earning assets	20,037		299.9	5.99	18,100		320.8	7.11
Non-interest earning assets (4)	1,132				1,087
Total assets	$21,169				$19,187

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,359		3.0	0.90	$1,244		4.5	1.47
Demand deposits and N.O.W.	2,016		7.7	1.54	678		0.7	0.47
Money market and variable rate savings	3,378		12.9	1.55	3,094		15.2	1.99
Total core deposits	6,753		23.6	1.42	5,016		20.4	1.65
Term certificates of deposit	5,148		39.1	3.08	5,728		58.1	4.11
Total deposits	11,901		62.7	2.14	10,744		78.5	2.96
Mortgagors’ escrow	64		0.3	1.74	84		0.4	1.78
Borrowed funds	6,665		52.4	3.15	5,946		48.9	3.30
Senior bank notes	—		—	—	134		2.3	6.73
Subordinated bank notes	150		3.5	9.36	150		3.5	9.36
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200		4.6	9.16	200		4.6	9.16
Total interest-bearing liabilities	18,980		123.5	2.62	17,258		138.2	3.23
Other liabilities (5)	275				177
Total liabilities	19,255				17,435
Stockholders’ equity	1,914				1,752
Total liabilities and stockholders’ equity	$21,169				$19,187
Net interest income/interest rate spread (6)			$176.4	3.37%			$182.6	3.88%
Net interest-earning assets/net interest margin (7)	$1,057			3.51%	$842			4.03%
Ratio of interest-earning assets to interest-earning liabilities	1.06	x			1.05	x

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

	Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002 Increase/(Decrease)
	Due to
(In millions)	Average Volume	Average Rate	Net Change
Mortgage loans held for investment (1)	$(7.9)	$(20.2)	$(28.1)
Other loans (1)	—	—	—
Loans held for sale	23.5	(6.9)	16.6
Securities	10.2	(14.4)	(4.2)
Other interest-earning assets	0.7	(5.9)	(5.2)
Total interest earned on assets	26.5	(47.4)	(20.9)
Savings	0.4	(1.9)	(1.5)
Demand deposits and N.O.W.	2.9	4.1	7.0
Money market and variable rate savings	1.3	(3.6)	(2.3)
Term certificates of deposit	(5.5)	(13.5)	(19.0)
Mortgagors’ escrow	(0.1)	—	(0.1)
Borrowed funds	5.7	(2.2)	3.5
Senior bank notes	(2.3)	—	(2.3)
Subordinated bank notes	—	—	—
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	—	—	—
Total interest paid on liabilities	2.4	(17.1)	(14.7)
Net change in net interest income	$24.1	$(30.3)	$(6.2)

(1)                               In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

Provision for loan losses

The provision for loan losses was $0.3 million for the first quarter of 2003, flat to the provision in the year ago quarter. The provision equaled net charge-offs for all periods.

Non-Interest Income

The following table summarizes the components of non-interest income:

	Quarter Ended March 31,
(In millions)	2003	2002
Income from fees and commissions:
Loan servicing fees	$5.8	$5.2
Banking services fees and commissions	14.5	12.6
Fees, commissions and other income	3.4	2.6
Total income from fees and commissions	23.7	20.4
Net gain on sales of mortgage loans	124.3	90.0
Change in valuation of retained interests	(0.7)	—
Net gain on securities	1.2	1.8
Total non-interest income	$148.5	$112.2

Non-interest income in the first quarter was $149 million, up 32% from the comparable period a year ago. The increase versus the year ago period was due to a substantial increase in net gain on sale of mortgage loans. The gain on sale of loans is described in further detail in the following paragraphs.

Income from fees and commissions was $24 million for the quarter ended March 31, 2003, versus $20 million in the year ago period. The increase included a $2 million increase in banking fees due to an increase in the number of checking accounts.

Gain on sale of loans

The following table summarizes loans sold and average margins earned:

	Quarter Ended March 31,
(In millions)	2003	2002
Whole loan – Mortgage:
Sales	$8,802	$5,454
Gain on sale	$123	$86
Average margin	1.41%	1.58%
Average margin by product type:
Specialty products (1)	2.89%	2.98%
Home equity / Seconds	1.23%	1.70%
Agency / Jumbo	0.69%	0.70%
Securitizations – Mortgage:
Sales	$34	$163
Gain on sale (2)	$1	$4
Average margin	1.59%	2.32%

(1)                               Specialty products include: Alt A, No Doc and A minus programs.

(2)                               Includes draws from prior period securitizations.

Gain on sale of mortgage loans increased for the quarter ended March 31, 2003, versus the comparable periods a year ago, principally due to a higher volume of loans sold. The sale margin was 141 basis points compared to 158 basis points for the first quarter of 2002. The lower margin is the result of a change in product mix as the prior year included a higher proportion of specialty products sold, and lower margins earned on specialty product and agency loans. As a percentage of total mortgage loans sold, specialty mortgages sold were 32% for the quarter ended March 31, 2003, compared with 38% for the corresponding period in 2002. The margins on specialty products declined to 289 basis points from 298 basis points in the first quarter of 2002 while agency / jumbo margins were essentially unchanged from the prior year’s first quarter.

In the first quarter of 2003, the Company recognized a gain of $1 million related to previously securitized home equity lines of credit. This compared to a $4 million gain in the year ago period from securitized home equity lines.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	Quarter Ended March 31,
(In millions)	2003	2002
Salaries and benefits	$61.6	$49.3
Employee Stock Ownership and stock plans expense	6.1	6.0
Net expense of premises and equipment	20.9	18.0
Advertising	4.4	2.9
Federal deposit insurance premiums	0.5	0.5
Other administrative expenses	27.1	24.0
Total general and administrative expenses	120.6	100.7
Other real estate owned operating income, net	0.2	(0.5)
Total non-interest expense	$120.8	$100.2

Total general and administrative expense increased $20 million to $121 million from $101 million for the quarter ended March 31, 2002. The non-interest expense increase versus a year ago reflected the increased mortgage origination volume and higher costs associated with the de novo branching program and retail banking promotions. The salaries and benefits expense increase of $12 million to $62 million from $49 million a year ago is a result of increase incentive compensation that reflected strong growth in both businesses.

Income Tax Expense

Income tax expense increased $5 million, or 7%, to $75 million for the first quarter of 2003, versus the comparable period a year ago. The rise in the current quarter, compared to 2002, is due to higher pre-tax income and an increase in the effective tax rate from 36.9% to 37.3%.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	Quarter Ended March 31,
(In millions)	2003	2002
Mortgage:
Total applications received	$18,389	$12,036
Loans originated:
Specialty products	$2,760	$2,191
Home equity / Seconds	528	618
Agency / Jumbo	6,040	3,625
Total loans originated	$9,328	$6,434
Commitments to originate loans (end of period)	$8,997	$5,931
Loans held for sale (end of period)	$5,042	$4,175

Total loan originations during the quarter for the mortgage business were $9.3 billion, up from $6.4 billion during the first quarter of 2002. Specialty product originations were $2.8 billion for the quarter, up from $2.2 billion in the comparable period a year ago. Agency / Jumbo originations increased from $3.6 billion to $6.0 billion for the quarter ended March 31, 2003 versus the same period a year ago. The change in loan origination product mix reflects the declining interest rate environment and strong demand for mortgage refinancing.

Non-Performing Assets:

Non-performing assets consist of non-accruing loans and other real estate owned. GreenPoint reports non-accruing loans separately for the held for investment and held for sale portfolios. The ratio of non-accruing loans held for investment to mortgage loans held for investment increased to 1.67% at March 31, 2003 from 1.61% at December 31, 2002 and the ratio of non-performing assets to total assets increased to 1.23% at March 31, 2003 from 1.12% at December 31, 2002. GreenPoint attempts to convert these assets to interest-earning assets as quickly as possible, while minimizing potential losses on conversion.

Non-performing loans held for sale represent delinquent loans in the mortgage warehouse that mostly have been acquired as repurchases against representations and warranties. These loans increased to $94 million at the end of the first quarter from $66 million at December 31, 2002. This increase has resulted from the substantial growth in loans sold over the past two years. GreenPoint maintains a valuation reserve through which the value of these loans is adjusted to the estimated fair value.

Non-performing assets, were as follows:

(In millions)	March 31, 2003	Dec. 31, 2002
Non-accrual loans receivable held for investment (1)	$161	$160
Non-accrual loans receivable held for sale	94	66
Total non-performing loans	255	226
Total other real estate owned, net	21	17
Total non-performing assets	$276	$243

Other loans 90 days or more delinquent and still accruing	$1	$1

(1)                               Includes $5 million of non-accrual mortgage loans under 90 days past due at both March 31, 2003 and December 31, 2002.

Loan Servicing Portfolio

The following table summarizes the dollar amount of loans serviced for GreenPoint and for others:

(In millions)	March 31, 2003	Dec. 31, 2002
Mortgage:
Serviced for GreenPoint (1)	$12,991	$14,936
Serviced for others (third parties)	15,059	14,647
Total loan servicing portfolio	$28,050	$29,583

(1)                               Includes loans held for sale and loans held for investment at end of period.

Allowance for Possible Loan Losses:

The following is a summary of the provision and allowance for possible loan losses:

	Quarter Ended March 31,
(In millions)	2003	2002
Balance at beginning of period	$77.7	$80.6
Provision charged to income:
Continuing	0.3	0.4
Discontinued	0.1	—
Charge-offs:
Mortgage	(0.4)	(0.4)
Manufactured housing	(1.6)	—
Manufactured housing – transfer to loans receivable held for sale	—	(2.9)
Recoveries:
Mortgage	0.1	—
Manufactured housing	1.5	—
Balance at end of period	$77.7	$77.7

Net mortgage loan charge-offs were $0.3 million for the quarter ended March 31, 2003, down from $0.4 million in the year ago period.

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of March 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal banking regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. As of March 31, 2003, the Bank was well capitalized based on the prompt corrective action guidelines.

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

The Company’s Total Capital and Tier 1 Capital (to risk weighted assets) improved from 12.96% and 11.43%, respectively, at December 31, 2002 to 13.08% and 11.53%, respectively at March 31, 2003. The Company’s ratio of period-end stockholders’ equity to ending total assets at March 31, 2003 was 8.50% compared to 8.82% at December 31, 2002.

	Actual		Required for Capital Adequacy Purposes
(In millions)	Amount	Ratio	Amount	Ratio
As of March 31, 2003
Total Capital (to Risk Weighted Assets):
Company	$1,913	13.08%	$1,170	8.00%
Bank	1,924	13.17	1,169	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,685	11.53%	$585	4.00%
Bank	1,697	11.61	585	4.00
Tier 1 Capital (to Average Assets):
Company	$1,685	7.97%	$846	4.00%
Bank	1,697	8.03	845	4.00

As of December 31, 2002
Total Capital (to Risk Weighted Assets):
Company	$1,924	12.96%	$1,188	8.00%
Bank	1,905	12.83	1,188	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,696	11.43%	$594	4.00%
Bank	1,678	11.30	594	4.00
Tier 1 Capital (to Average Assets):
Company	$1,696	7.51%	$904	4.00%
Bank	1,678	7.42	904	4.00

Stock Repurchase Program

In February 2003, the Company’s Board of Directors authorized a new share repurchase program of up to 5%, or approximately 4.8 million, of its outstanding shares. The repurchase will be at the Company’s discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

The Company’s previous share repurchase program was completed during the first quarter. Under this program, the Company repurchased 5 million shares, at a cost of approximately $218 million. The repurchased shares are being held in treasury.

Shares repurchased and cost for the quarters ended March 31, 2003 and 2002 are summarized as follows:

	Quarter Ended March 31,
(Dollars in millions)	2003	2002

Number of shares repurchased	2,862,800	294,400
Cost of repurchases	$125	$13

Supplemental Performance Measurements – Cash Earnings

Cash earnings is a non-GAAP measurement that GreenPoint defines as net income from continuing operations less a non-cash charge related to the Employee Stock Ownership Plan (“ESOP”). This non-cash expense, unlike other expenses incurred by the Company, does not reduce GreenPoint’s tangible capital thereby enabling the Company to increase shareholder value through the growth of earning assets, increases in cash dividends and additional repurchases of the Company’s stock.

	Quarter Ended
	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
Net income from continuing operations	$126.9	$128.6	$126.5	$122.6	$120.5
Add back:
Employee Stock Ownership and stock plans expense	6.1	6.9	6.3	7.0	6.0
Cash earnings from continuing operations	$133.0	$135.5	$132.8	$129.6	$126.5

Diluted earnings per share from continuing operations	$1.47	$1.46	$1.41	$1.35	$1.32
Effect of employee stock plans expense	0.07	0.08	0.07	0.08	0.06
Cash earnings per share (1)	$1.54	$1.54	$1.48	$1.43	$1.38

Performance Ratios (Annualized)
Cash earnings return on average assets	2.51%	2.40%	2.50%	2.59%	2.64%
Cash earnings return on average equity	27.80	28.50	28.67	29.11	28.87
Cash earnings return on tangible equity	35.58	36.89	37.43	37.75	37.66

(1)                               Based on the weighted average shares used to calculate diluted earnings per share.

Consolidated Statement of Financial Condition

Total assets of $22.4 billion at March 31, 2003 increased from $21.8 billion at December 31, 2002. The balance sheet reflects growth in the securities portfolio of $1.5 billion. This was partially offset by a decrease in both loans receivable held for sale and held for investment of $553 million and $294 million, respectively.

The balance of core deposits increased $667 million since year-end 2002, reflecting the continued success of a variety of initiatives to attract checking accounts. This growth was offset in part by a decline of $256 million in higher-cost certificates of deposit. Market borrowings increased $155 million since year-end 2002, reflecting the net additional funding needed.

Risk Management

The Company has a Corporate Risk Oversight Committee which monitors and supervises the wide variety of risks encountered in the course of business. The Committee is chaired by the President and Chief Operating Officer and includes the heads of its two businesses, the Chief Financial Officer, the Head of Risk Management and the General Counsel. The Committee meets periodically to review credit risk, including both on-balance sheet and off-balance sheet exposure, market risk and operating and business risks which include, but are not limited to, legal and systems risks. These individual types of risks are also analyzed and monitored by separate committees comprised of experts within the business units and on the corporate staff. Liquidity and Credit Risk Management are described fully below. The Market Risk analysis is included in Part I – Item 3 (page 34).

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

Funds provided from financing activities totaled $428 million for the quarter ended March 31, 2003. At March 31, 2003 total borrowings were $7.4 billion, up $155 million from $7.2 billion at December 31, 2002. Membership in the FHLB allows the Bank to secure advances in proportion to its investment in FHLB stock. At March 31, 2003 the Bank had $2.9 billion in outstanding FHLB term advances. The Bank’s ability to secure further advances from the FHLB is based on the market value of the pledged loan portfolio. At March 31, 2002, based on the then current market value of the pledged portfolio, the Bank had additional FHLB borrowing capacity of $1.1 billion. The Bank also uses its mortgage-backed and other investment securities as collateral under short and long-term repurchase agreements. As of March 31, 2003 the Bank had $2.1 billion in outstanding repurchase agreements, which was an increase of $100 million from December 31, 2002. At March 31, 2003 the company had un-pledged securities eligible as collateral for repurchase agreements of $2.8 billion. The Bank also secures overnight and term funding in the Federal Funds market. At March 31, 2003 the Bank had $740 million of overnight purchased Federal Funds.

Deposits continue to be the primary funding source for the Company. Deposit balances experienced a net $411 million increase in the first quarter of 2003. Lower-cost core deposits increased by $667 million offset by a decrease in higher cost certificates of deposit of $256 million. The decline in certificate of deposit balances resulted from management’s decision to utilize lower cost alternative funding sources rather than pay higher priced retail rates. Time deposits maturing within one year totaled $3.5 billion at March 31, 2003. Consistent with historical trends, a substantial portion of these deposits are expected to be renewed. To the extent these deposits are not renewed, funding is expected to be provided through continued growth in core deposits (checking, savings and money market deposits) and through alternative financing sources.

Credit Risk Management

During the first quarter of 2003, the Company originated mortgage loans for its own portfolio and for disposition in the secondary markets in the form of whole loan sales and securitizations. In general, whole loan sales transfer the credit risk to the purchasers. In contrast, for loans placed in the portfolio, or for loans securitized, the Company retains all or much of the credit risk. As of December 31, 2001, the Company discontinued the origination of manufactured housing loans. However, it continues to service its manufactured housing loan portfolio, including its securitized loan pools. During the fourth quarter of 2002, GreenPoint Bank began to originate small business loans through its branch system to its business banking customers for the Bank’s portfolio.

GreenPoint Bank and GreenPoint Mortgage maintain underwriting policies, procedures and approval authorities appropriate to their businesses. The chief credit executive in GreenPoint Mortgage reports directly to the chief executive of the business, outside of the production organization. The chief credit executive in the small business banking group within GreenPoint Bank reports directly to the head of the small business banking group. With respect to mortgage loans originated for whole loan sale to the secondary markets, where credit risk is transferred, underwriting criteria are established to meet the investor requirements. An executive-level Risk Management Division determines the criteria required for loans which will be transferred to GreenPoint’s portfolio or sold through securitizations. With respect to business loans at GreenPoint Bank, a sophisticated scoring system is one of the tools being utilized in the underwriting process.

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

GreenPoint Financial Corp. and Subsidiaries
Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Management

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

Market Risk Management Process

Management of interest rate risk is conducted within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risks to earnings and market value that the Board of Directors deems prudent. In addition, they govern permissible investments and off-balance sheet transactions, and maximum counterpart exposure limits. The formulation and implementation of any Risk Management strategy involves numerous day-to-day decisions involving the acquisition or divestiture of loans and investment securities, reinvestment of cash flows, the selection of funding instruments and maturities and the use of off-balance sheet instruments. Together, these incremental decisions result in a strategy that is represented by the interest rate risk position. The performance of the positions and strategies are formally reviewed by the Asset and Liability Management Committee (“ALCO”) in the context of the outlook for interest rates and general business conditions, as well as for compliance with established risk tolerances and policies. The committee is chaired by the Chief Financial Officer and includes the Treasurer, the Head of Risk Management and the Company’s Senior Business Unit and Financial Executives.

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

These dynamics tend to be partly offset by the sensitivity of retail banking revenues to changes in the level of interest rates. Typically in a high rate environment, spreads earned on retail deposits increase, as rates paid on those deposits increase more slowly than market rates in general. Additionally, the balance sheet is normally positioned to allow for higher net interest income and wider net interest margins as rates rise. This is known as an asset sensitive balance sheet position, and provides a further offset to the interest rate cyclically of mortgage banking revenue.

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

The following table presents the results of the simulations under a variety of hypothetical interest rate scenarios, based on the Company’s balance sheet position at March 31, 2003. The results are expressed as the percentage change in pretax net interest income from the base scenario in which interest rates are unchanged. The change in income is measured over a period of twelve months.

	Short-term Rate Changes:
Yield Curve	-200 bps	+200 bps
-150 bps	(17.3)%	6.0%
Parallel	(10.7)%	10.1%
+150 bps	(3.8)%	13.5%

The columns represent 200 basis point changes—down and up—in the level of short-term interest rates over a twelve-month time span. The rows indicate changes in the shape of the yield curve over the same time period. The parallel row corresponds to changes in rate levels in which the yield curve retains its shape. In the -150 basis point scenarios, the yield curve flattens, and in the +150 basis point simulations the curve steepens. For example, a parallel downward shift of 200 basis points would reduce net interest income by 10.7% from what would be earned if rates remained constant. (As of March 31, 2003 not all rates could fall 200 basis points without reaching zero. In these scenarios rates are reduced until they reach zero. These scenarios are retained to allow for historical comparisons.) However, a decline of 200 basis points at the short end of the yield curve, accompanied by a 150 basis point steeper curve, would decrease net interest income by 3.8% over the unchanged scenario.

At March 31, 2002 a parallel 200 basis point downward movement in interest rates was estimated to reduce net interest income by 1.1% from the base case. A parallel 200 basis point rise in rates was estimated to benefit net interest income by 0.5%.

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

Derivative Financial Instruments

Interest rate derivatives, such as interest rate swaps and Eurodollar futures, are periodically integrated into the Company’s interest rate positions and, therefore, its simulations. The notional amount of these instruments are not included in the company’s balance sheet. There were no outstanding derivative financial instruments hedging the Company’s interest rate position at March 31, 2003.

The Company does currently utilize derivative instruments to manage its exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held for sale.

Prior to the closing of the loan, the Company generally extends an interest rate lock commitment to the borrower. The Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate lock commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments.) These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates. At March 31, 2003, the Company had mandatory forward delivery commitments outstanding amounting to $4.2 billion.

GreenPoint Financial Corp. and Subsidiaries
Part I – Item 4. Controls and Procedures

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
Part II – Item 1. Legal Proceedings

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
Part II – Item 6. Exhibits and Reports on Form 8-K

(a)             Exhibits

Exhibit Number:

12.1	Ratios of Earnings to Combined Fixed Charges

99.1	Certification of Periodic Report of Thomas S. Johnson, Chairman and Chief Executive Officer

99.2	Certification of Periodic Report of Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer

(b)             Reports on Form 8-K

None.

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

Dated May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Jeffrey R. Leeds
Jeffrey R. Leeds
Executive Vice President and Chief Executive Officer GreenPoint Financial Corp.