Form 10-Q
period 2003-06-30
GREENPOINT FINANCIAL CORP
filed 2003-08-12
CIK 911935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended
June 30, 2003

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

As of July 31, 2003, there were 91,551,498 shares of common stock outstanding.

GreenPoint Financial Corp.

FORM 10-Q

For the Quarterly Period Ended

June 30, 2003

GreenPoint Financial Corp. and Subsidiaries

Part I – Item 1. Financial Statements

Consolidated Statements of Financial Condition

(Unaudited)

	June 30,	Dec. 31,
(In millions, except share amounts)	2003	2002
ASSETS
Cash and due from banks	$420	$277
Money market investments:
Interest-bearing deposits in other banks	1	21
Federal funds sold and securities purchased under agreements to resell	13	71
Total cash and cash equivalents	434	369
Securities:
Securities available for sale	3,007	2,006
Securities available for sale-pledged to creditors	2,095	2,087
Retained interests in securitizations available for sale	84	108
Federal Home Loan Bank of New York stock	255	300
Securities held to maturity (fair value of $3 and $3, respectively)	3	3
Total securities	5,444	4,504
Loans receivable held for sale	5,370	5,595
Loans receivable held for investment (net of allowance for loan losses of $78)	9,962	9,901
Other interest-earning assets	145	141
Accrued interest receivable	78	87
Banking premises and equipment, net	177	168
Servicing assets	120	117
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	551	537
Total assets	$22,676	$21,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
N.O.W. and checking	$2,555	$1,877
Savings	1,489	1,323
Variable rate savings	2,267	2,296
Money market	1,328	991
Total core deposits	7,639	6,487
Term certificates of deposit	4,686	5,309
Total deposits	12,325	11,796
Borrowings:
Securities sold under agreements to repurchase	2,100	2,000
Other short term borrowings	215	285
Federal Home Loan Bank of New York advances	4,500	4,600
Senior notes	349	—
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Total borrowings	7,514	7,235
Mortgagors’ escrow	67	68
Liability under recourse exposure	280	301
Other liabilities	571	490
Total liabilities	20,757	19,890
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 110,261,164 shares issued)	1	1
Additional paid-in capital	926	907
Unallocated Employee Stock Ownership Plan (ESOP) shares	(87)	(89)
Unearned stock plans shares	—	—
Retained earnings	1,768	1,563
Accumulated other comprehensive income, net	7	24
Treasury stock, at cost (18,188,021 shares and 13,953,333 shares, respectively)	(696)	(482)
Total stockholders’ equity	1,919	1,924
Total liabilities and stockholders’ equity	$22,676	$21,814

(See accompanying notes to the unaudited consolidated financial statements)

Consolidated Statements of Income

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2003	2002	2003	2002
Interest income:
Mortgage loans held for investment	$157.1	$186.0	$323.8	$380.8
Loans held for sale	70.6	67.1	146.5	126.4
Securities	59.6	67.9	111.7	123.9
Other	4.5	7.8	8.1	15.3
Total interest income	291.8	328.8	590.1	646.4
Interest expense:
Deposits	60.4	72.4	123.1	150.9
Other borrowed funds	54.6	54.9	107.3	104.2
Long-term debt	8.9	10.4	17.0	20.8
Total interest expense	123.9	137.7	247.4	275.9
Net interest income	167.9	191.1	342.7	370.5
Provision for loan losses	(0.6)	(0.3)	(0.9)	(0.7)
Net interest income after provision for loan losses	167.3	190.8	341.8	369.8
Non-interest income:
Income from fees and commissions:
Loan servicing fees	(0.4)	5.9	5.4	11.1
Banking services fees and commissions	17.2	14.4	31.7	27.0
Fees, commissions and other income	3.1	4.4	6.5	7.0
Total income from fees and commissions	19.9	24.7	43.6	45.1
Net gain on sales of loans	145.7	86.0	270.0	176.0
Change in valuation of retained interests	(0.7)	(7.1)	(1.4)	(7.1)
Net (loss) gain on sale of securities	(0.6)	2.0	0.6	3.8
Total non-interest income	164.3	105.6	312.8	217.8
Non-interest expense:
General and administrative expenses:
Salaries and benefits	66.5	47.4	128.1	96.7
Employee Stock Ownership and stock plans expense	6.7	7.0	12.8	13.0
Net expense of premises and equipment	20.9	17.5	41.8	35.5
Federal deposit insurance premiums	0.5	0.5	1.0	1.0
Other administrative expenses	31.8	30.3	63.3	57.2
Total general and administrative expenses	126.4	102.7	247.0	203.4
Other real estate owned operating income	(1.7)	(0.6)	(1.5)	(1.1)
Total non-interest expense	124.7	102.1	245.5	202.3
Income from continuing operations before income taxes	206.9	194.3	409.1	385.3
Income taxes related to earnings from continuing operations	77.1	71.7	152.4	142.2
Net income from continuing operations	129.8	122.6	256.7	243.1
Discontinued operations:
Net income from disposal of discontinued business	0.1	0.2	0.4	1.7
Net income	$129.9	$122.8	$257.1	$244.8

Basic earnings per share:
Net income from continuing operations	$1.58	$1.39	$3.08	$2.74
Net income from discontinued operations	—	—	—	0.02
Net income	$1.58	$1.39	$3.08	$2.76
Diluted earnings per share:
Net income from continuing operations	$1.54	$1.35	$3.02	$2.67
Net income from discontinued operations	—	—	—	0.02
Net income	$1.54	$1.35	$3.02	$2.69
Dividends declared per share	$0.31	$0.25	$0.62	$0.50

(See accompanying notes to the unaudited consolidated financial statements.)

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Net income	$129.9	$122.8	$257.1	$244.8
Other comprehensive income, before tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(15.2)	71.9	(28.9)	39.2
Less: reclassification adjustment for losses (gains) included in net income	0.6	(2.0)	(0.6)	(3.8)
Other comprehensive (loss) income, before tax	(14.6)	69.9	(29.5)	35.4
Income tax benefit (expense) related to items of other comprehensive income	6.3	(29.7)	12.6	(15.1)
Other comprehensive (loss) income, net of tax	(8.3)	40.2	(16.9)	20.3
Total comprehensive income, net of tax	$121.6	$163.0	$240.2	$265.1

(See accompanying notes to the unaudited consolidated financial statements.)

Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Six Months Ended June 30,
(In millions)	2003	2002
Common stock
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional paid-in capital
Balance at beginning of period	907	877
Reissuance of treasury stock	(1)	(2)
Amortization of ESOP shares committed to be released	13	12
Amortization of stock plans shares	—	1
Tax benefit for vested stock plans shares	7	9
Balance at end of period	926	897
Unallocated ESOP shares
Balance at beginning of period	(89)	(95)
Amortization of ESOP shares committed to be released	2	3
Balance at end of period	(87)	(92)
Unearned stock plans shares
Balance at beginning of period	—	(1)
Amortization of stock plans shares	—	—
Balance at end of period	—	(1)
Retained earnings
Balance at beginning of period	1,563	1,148
Net income	257	245
Dividends declared	(52)	(44)
Balance at end of period	1,768	1,349
Accumulated other comprehensive income, net
Balance at beginning of period	24	11
Net change in accumulated other comprehensive income, net	(17)	20
Balance at end of period	7	31
Treasury stock, at cost
Balance at beginning of period	(482)	(285)
Reissuance of treasury stock	24	38
Purchase of treasury stock	(238)	(85)
Balance at end of period	(696)	(332)
Total stockholders’ equity	$1,919	$1,853

(See accompanying notes to the unaudited consolidated financial statements)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2003	2002
Cash flows from operating activities:
Net income	$257	$245
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1	1
Depreciation and amortization	17	16
Gain of sales of loans	(270)	(176)
Gain on sale of securities	(1)	(4)
ESOP and stock plans expense	16	16
Capitalization of servicing assets	(27)	(22)
Amortization and impairment of servicing assets	24	33
(Increase) decrease in assets associated with operating activities:
Loans receivable held for sale:
Loan originations	(20,675)	(13,578)
Proceeds from loan sales	20,948	14,292
Other	222	39
Retained interests in securitizations	21	19
Accrued interest receivable	9	5
Other assets	4	1
Increase (decrease) in liabilities associated with operating activities:
Liabilities under recourse exposure	(21)	(124)
Other liabilities	(19)	(68)
Other, net	10	(5)
Net cash provided by operating activities	516	690
Cash flows from investing activities:
Net change in:
Loans receivable held for investment	(85)	164
Premises and equipment	(26)	(20)
Available for sale securities:
Proceeds from maturities	1,626	76
Proceeds from sales	1,946	1,193
Purchase of securities	(6,360)	(3,003)
Principal repayments	1,834	940
Proceeds from sales of Federal Home Loan Bank Stock	45	13
Other, net	29	15
Net cash used in investing activities	(991)	(622)
Cash flows from financing activities:
Net change in:
Domestic deposits	529	349
Mortgagors’ escrow accounts	(1)	(6)
Proceeds from Securities sold under agreements to repurchase and other borrowings	29,222	54,157
Repayments of Securities sold under agreements to repurchase and other borrowings	(29,192)	(54,238)
Proceeds from advances from Federal Home Loan Bank	125,230	120,710
Repayments of advances from Federal Home Loan Bank	(125,330)	(121,060)
Proceeds from Senior notes	348	—
Cash dividends paid	(52)	(44)
Treasury stock purchased	(238)	(85)
Exercise of stock options	24	37
Net cash provided by (used in) financing activities	540	(180)
Net decrease in cash and cash equivalents	65	(112)
Cash and cash equivalents at beginning of period	369	357
Cash and cash equivalents at end of period	$434	$245
Non-cash activities:
Additions to other real estate owned, net	$(24)	$(11)
Unsettled trades	$(96)	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$172	$112
Interest paid	$257	$294

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002

Net income as reported	$129.9	$122.8	$257.1	$244.8
Deduct: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	(2.5)	(2.2)	(4.8)	(4.3)
Proforma net income	$127.4	$120.6	$252.3	$240.5

Earnings per share:
Basic – as reported	$1.58	$1.39	$3.08	$2.76
Basic – pro forma	$1.55	$1.36	$3.02	$2.71
Diluted – as reported	$1.54	$1.35	$3.02	$2.69
Diluted – pro forma	$1.52	$1.33	$2.96	$2.64

NOTE 2                 Loans Receivable

The Company’s loans receivable held for sale balances are summarized as follows:

	June 30,	Dec. 31,
(In millions)	2003	2002
Conventional first mortgage loans:
Residential one-to four-family	$4,427	$5,062
Commercial property	71	78
Second mortgage and home equity loans	811	404
Other	1	1
Total loans receivable held for sale	5,310	5,545
Net deferred loan origination costs	60	50
Loans receivable held for sale, net	$5,370	$5,595

The Company’s loans receivable held for investment balances are summarized as follows:

	June 30,	Dec. 31,
(In millions)	2003	2002
Conventional first mortgage loans:
Residential one-to four-family	$8,460	$8,666
Residential multi-family	270	319
Commercial property	832	620
Second mortgage and home equity loans	348	267
Other	72	69
Total loans receivable held for investment	9,982	9,941
Net deferred loan origination costs and purchase premium	58	38
Allowance for loan losses	(78)	(78)
Loans receivable held for investment, net	$9,962	$9,901

NOTE 3                 Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale at June 30, 2003 and December 31, 2002 are summarized as follows:

	June 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$6	$—	$—	$6
Agency notes	97	—	—	97
Mortgage-backed securities	355	12	—	367
Collateralized mortgage obligations	4,170	16	(13)	4,173
Trust certificates collateralized by GNMA securities	3	—	—	3
Corporate bonds	137	—	(3)	134
Municipal bonds	76	3	—	79
Equity securities	250	2	(9)	243
Total securities available for sale	$5,094	$33	$(25)	$5,102

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$6	$—	$—	$6
Agency notes	107	—	—	107
Mortgage-backed securities	388	18	—	406
Collateralized mortgage obligations	3,197	29	(7)	3,219
Trust certificates collateralized by GNMA securities	4	—	—	4
Corporate bonds	122	—	(4)	118
Municipal bonds	56	4	—	60
Equity securities	177	3	(7)	173
Total securities available for sale	$4,057	$54	$(18)	$4,093

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

Recourse Arrangements

GreenPoint has established liabilities for limited recourse provided on mortgage loans and recourse provided on manufactured housing loans that have been securitized or sold. The investors and the securitization trusts have no recourse to GreenPoint’s other assets for failure of debtors to pay when due, except for the retained interests related to both mortgage and manufactured housing securitizations and the liabilities under the mortgage demand notes and the corporate guarantees related to manufactured housing securitizations.

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities.

	June 30, 2003
		Maximum
	Principal	Recourse	Recorded
(In millions)	Balance	Exposure (1)	Liability
Manufactured housing securitizations	$3,901	$576	$268
Manufactured housing sales	239	239	11
Mortgage securitizations (2)	782	86	—
Mortgage sales (3)	231	226	1

	December 31, 2002
		Maximum
	Principal	Recourse	Recorded
(In millions)	Balance	Exposure (1)	Liability
Manufactured housing securitizations	$4,202	$621	$295
Manufactured housing sales	258	258	5
Mortgage securitizations (2)	829	108	—
Mortgage sales (3)	323	317	1

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

Manufactured housing securitization letter of credit exposure is as follows:

	June 30,	Dec. 31,
(In millions)	2003	2002
Letters of credit outstanding	$575	$617
Projected letter of credit draws	(295)	(326)
Remaining letter of credit exposure	$280	$291

At June 30, 2003, GreenPoint has six manufactured housing securitizations with principal balances of $1.6 billion, which have cumulative (actual plus projected) letter of credit draws equal to the maximum recourse exposure for those securitizations. GreenPoint records a liability based on the net present value of the projected letter of credit draws. At June 30, 2003, the projected draws exceed the recorded liability by $28 million, representing future interest expense.

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

The following presents quantitative information about delinquencies on loans sold with recourse:

	June 30,	Dec. 31,	June 30,	Dec. 31,
	2003	2002	2003	2002
(In millions)	Manufactured Housing		Mortgage
Principal balance of loans	$4,140	$4,460	$1,013	$1,152
Principal balance of loans 90 days or more past due (1)	170	220	51	62

(1)   Manufactured housing past due loans include repossessed inventory.

In addition to the recourse arrangements described in the tables above, GreenPoint has established liabilities related to representations and warranties for mortgage loans of $38 million and $29 million, at June 30, 2003 and December 31, 2002, respectively.

Balances and Changes in Retained Interests

The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the Quarter Ended June 30,		At and for the Six Months Ended June 30,
(In millions)	2003	2002	2003	2002
Liability for Recourse Exposure
Balance at beginning of period	$289	$399	$300	$467
Interest expense	4	7	9	14
Letter of credit draws and other charges	(25)	(59)	(42)	(137)
Change in valuation of retained interests	11	(4)	12	(1)
Balance at end of period	$279	$343	$279	$343

The $11 million change in valuation of retained interests recorded during the quarter ended June 30, 2003 was due to slower prepayment speeds on the securitized portfolio and an increase to the liability relating to manufactured housing sales.

The assets recognized as retained interests in securitizations include interest-only strips, transferor interests, demand notes and subordinated certificates. The activity in retained interests in securitizations is summarized as follows:

	At and for the Quarter Ended June 30,				At and for the Six Months Ended June 30,
	2003	2002	2003	2002	2003	2002	2003	2002
(In millions)	Manufactured Housing		Mortgage		Manufactured Housing		Mortgage
Retained Interests in Securitizations
Balance at beginning of period	$3	$—	$75	$126	$4	$1	$104	$130
Additions from securitizations	—	—	8	1	—	—	8	7
Interest and other income	—	—	3	6	—	2	5	11
Cash received	—	—	(3)	(16)	—	(3)	(32)	(29)
Change in unrealized gain	—	—	—	(4)	—	—	(1)	(6)
Change in valuation of retained interests	(2)	—	—	(7)	(3)	—	(1)	(7)
Balance at end of period	$1	$—	$83	$106	$1	$—	$83	$106

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests. GreenPoint also reviews the adequacy of the value of the recorded liability on a quarterly basis, based on management’s best estimate of future cash flows associated with the corporate guarantee.

Valuation Assumptions

The key economic assumptions used in estimating the fair value of retained interests capitalized during the quarter ended June 30, 2003 and assumptions used in estimating the fair value of the entire portfolio of retained interests at June 30, 2003 and December 31, 2002 were as follows:

	Capitalized During the Quarter Ended	Estimate of Fair Value at
	June 30,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2003	2003	2002	2003	2002
	Mortgage	Manufactured Housing		Mortgage
Weighted average life (in years)	1.2	5.7	4.9	0.9	0.9
Weighted average prepayment rate (1)	53.4%	5.9%	8.2%	55.7%	52.6%
Weighted average default rate	N/A	5.8%	6.3%	N/A	N/A
Loss severity rate	N/A	92.3%	86.6%	N/A	N/A
Weighted average loss rate	1.25%	5.3%	5.5%	2.5%	3.3%
Cumulative loss (2)	1.5%	30.2%	27.0%	2.3%	3.0%
Weighted average discount rate – asset	7.3%	14.0%	14.0%	8.3%	9.3%
Weighted average discount rate – liability	—	6.6%	6.6%	—	—

(1)          Excludes weighted average default rate.

(2)          Remaining net losses divided by outstanding principal balance.

Servicing Assets

On a quarterly basis, GreenPoint reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. For manufactured housing loans, the predominant risk characteristics are loan type and interest rate type. For mortgage loans, the predominant risk characteristics are loan type and interest rate. The asset pools underlying certain mortgage and manufactured housing servicing assets, at times do not meet agreed-upon servicing covenants. Management evaluates the impact of these covenants on the value of the servicing assets and incorporates the assessment in their quarterly impairment review.

The activity in servicing assets is summarized as follows:

At and for the Quarter Ended June 30,

At and for the Six Months Ended June 30,

	2003	2002	2003	2002	2003	2002	2003	2002
(In millions)	Manufactured Housing		Mortgage		Manufactured Housing		Mortgage
Servicing Assets
Balance at beginning of period	$99	$123	$105	$83	$101	$127	$112	$86
Additions	—	—	27	15	—	3	47	27
Sales	—	—	—	(1)	—	—	(20)	(8)
Amortization	(2)	(8)	(10)	(7)	(4)	(15)	(17)	(15)
Balance at end of period	97	115	122	90	97	115	122	90
Reserve for impairment of servicing assets
Balance at beginning of period	(69)	(71)	(26)	(23)	(69)	(67)	(27)	(23)
Recoveries (additions)	(1)	1	(3)	—	(1)	(3)	(2)	—
Balance at end of period	(70)	(70)	(29)	(23)	(70)	(70)	(29)	(23)
Servicing assets, net	$27	$45	$93	$67	$27	$45	$93	$67

The estimated fair values of manufactured housing servicing assets were $37 million and $45 million at June 30, 2003 and 2002, respectively, and $38 million at December 31, 2002.

The estimated fair values of mortgage servicing assets were $94 million and $71 million at June 30, 2003 and 2002, respectively, and $90 million at December 31, 2002.

Servicer advances receivable totaled $96 million and $85 million at June 30, 2003 and December 31, 2002, respectively.

The significant assumptions used in estimating the fair value of the servicing assets at June 30, 2003 and December 31, 2002 were as follows:

	June 30,		Dec. 31,		June 30,		Dec. 31,
	2003		2002		2003		2002
	Manufactured Housing				Mortgage
Weighted average prepayment rate	6.5	%(1)	7.4	%(1)	31.8	%(2)	25.4	%(2)
Weighted average life (in years)	5.4		5.1		3.9		4.6
Weighted average default rate	5.0%		5.2%		N/A		N/A
Cash flows discounted at	14.0%		14.0%		10.1%		10.2%

(1)  Excludes weighted average default rate.

(2)  Includes weighted average default rate.

NOTE 5                 Derivative Financial Instruments

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $4.1 billion and $3.2 billion at June 30, 2003 and December 31, 2002, respectively. The forward delivery commitments designated as fair value hedges associated with mortgage loans had notional values of $2.9 billion and $2.4 billion at June 30, 2003 and December 31, 2002, respectively. The notional amounts of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments on mortgage loans were $1.9 billion and $833 million at June 30, 2003 and December 31, 2002, respectively. The amount of hedge ineffectiveness for the three months ended June 30, 2003 and 2002 was a gain of $5 million and $2 million, respectively, and is included in gain on sale of loans.

The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

The risks inherent in derivatives are the potential inability of a counterpart to meet the terms of its contract and the risk associated with changes in the fair values of the contracts due to movements in the underlying interest rates. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. At March 31, 2003 and December 31, 2002, the receivable on contracts with a positive fair value was $8 million and $1 million, respectively. To reduce credit risk, management may deem it necessary to obtain collateral.

NOTE 6                 Stock Incentive Plans

For the six months ended June 30, 2003, the Company granted options to purchase 1,395,200 shares of the Company’s common stock to certain officers and directors, at an exercise price range of between $45.78 and $51.39. These awards vest at various intervals over three years, on the anniversary dates of the awards.

NOTE 7                 Discontinued Operations

The assets and liabilities from discontinued operations at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	Dec. 31,
(In millions)	2003	2002
Assets:
Cash, cash equivalents and securities	$33	$34
Retained interests in securitizations	1	4
Loans receivable held for investment	45	44
Servicing assets	27	32
Other assets	246	243
Total assets	$352	$357
Liabilities:
Liability under recourse exposure	$279	$300
Other liabilities and allocated capital	73	57
Total liabilities and equity	$352	$357

Net income from discontinued operations was $0.1 million and $0.4 million for the quarter and six months ended June 30, 2003 versus $0.2 million and $1.7 million in the year ago periods of 2002, respectively.

The notional value of swaps related to specific manufactured housing securitizations was $595 million and $639 million at June 30, 2003 and December 31, 2002, respectively.

During the quarter and six months ended June 30, 2002, GreenPoint originated manufactured housing loans totaling $12 million and $103 million. These loans related to commitments outstanding at December 31, 2001 and were recorded at their estimated fair value. These loans were sold during the second and third quarters of 2002 at a sales price, which approximated their previously estimated fair value.

NOTE 8                 Business Segments

The Company consists of three domestic business segments offering unique products and services. The Mortgage Banking segment specializes in “A” quality loans, including agency qualifying loans and Jumbo A loans and specializes in Alternative A mortgage loan products, which are primarily obtained from the Company’s network of registered mortgage brokers. The Retail Banking segment consists of 85 full service banking offices offering a variety of financial services to the Greater New York area. The Balance Sheet Management segment includes earnings from the held for investment mortgage portfolios and other corporate investment activities.

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

	Quarter Ended June 30, 2003
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$61.2	$60.1		$121.3	$46.6	$167.9	$—	$167.9
Provision for loan losses	(0.6)	—		(0.6)	—	(0.6)	—	(0.6)
Net interest income after provision for loan losses	60.6	60.1		120.7	46.6	167.3	—	167.3
Non-interest income:
Loan servicing fees	—	—		—	(0.7)	(0.7)	0.3	(0.4)
Banking fees and commissions	—	17.2		17.2	—	17.2	—	17.2
Other income	5.1	—		5.1	(2.0)	3.1	—	3.1
Net gain on sale of loans	—	—		—	162.6	162.6	(16.9)	145.7
Change in valuation of retained interests	—	—		—	(0.7)	(0.7)	—	(0.7)
Net loss on securities	(0.6)	—		(0.6)	—	(0.6)	—	(0.6)
Total non-interest income	4.5	17.2		21.7	159.2	180.9	(16.6)	164.3
Non-interest expense:
Depreciation	—	2.2		2.2	3.9	6.1	1.4	7.5
ESOP and stock plans expense	0.1	1.5		1.6	4.2	5.8	0.9	6.7
Other expenses	0.5	30.9		31.4	59.8	91.2	19.3	110.5
Total non-interest expense	0.6	34.6		35.2	67.9	103.1	21.6	124.7
Segment income (loss) before taxes	$64.5	$42.7		$107.2	$137.9	$245.1	$(38.2)	$206.9
Total Assets	$15,827	$490	(2)	$16,317	$5,987	$22,304	$372 (3)	$22,676

	Quarter Ended June 30, 2002
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$85.3	$61.4		$146.7	$44.4	$191.1	$—	$191.1
Provision for loan losses	(0.3)	—		(0.3)	—	(0.3)	—	(0.3)
Net interest income after provision for loan losses	85.0	61.4		146.4	44.4	190.8	—	190.8
Non-interest income:
Loan servicing fees	—	—		—	5.3	5.3	0.6	5.9
Banking fees and commissions	—	14.4		14.4	—	14.4	—	14.4
Other income	2.9	0.2		3.1	1.3	4.4	—	4.4
Net gain on sale of loans	—	—		—	99.9	99.9	(13.9)	86.0
Change in valuation of retained interests	—	—		—	(7.1)	(7.1)	—	(7.1)
Net gain on securities	2.0	—		2.0	—	2.0	—	2.0
Total non-interest income	4.9	14.6		19.5	99.4	118.9	(13.3)	105.6
Non-interest expense:
Depreciation	—	2.3		2.3	3.4	5.7	1.6	7.3
ESOP and stock plans expense	0.1	1.1		1.2	3.5	4.7	2.3	7.0
Other expenses	0.4	27.6		28.0	42.4	70.4	17.4	87.8
Total non-interest expense	0.5	31.0		31.5	49.3	80.8	21.3	102.1
Segment income (loss) before taxes	$89.4	$45.0		$134.4	$94.5	$228.9	$(34.6)	$194.3
Total Assets	$14,589	$476	(2)	$15,065	$4,587	$19,652	$451 (3)	$20,103

(1)    Balance Sheet Management segment largely consists of the mortgage portfolio, MBS and investment securities.

(2)    Retail Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $12.3 billion and $11.0 billion for the quarter ended June 30, 2003 and 2002, respectively.

(3)    Includes the assets of the discontinued business segment.

(4)    Other includes intercompany eliminations and unallocated administrative expenses.

(5)    Intersegment revenues, in the mortgage banking segment, for the quarter ended June 30, 2003 and 2002 were $16.6 million and $13.3 million.

	Six Months Ended June 30, 2003
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$128.0	$118.9		$246.9	$95.8	$342.7	$—	$342.7
Provision for loan losses	(0.9)	—		(0.9)	—	(0.9)	—	(0.9)
Net interest income after provision for loan losses	127.1	118.9		246.0	95.8	341.8	—	341.8
Non-interest income:
Loan servicing fees	—	—		—	0.8	0.8	4.6	5.4
Banking fees and commissions	—	31.7		31.7	—	31.7	—	31.7
Other income	9.2	—		9.2	(2.7)	6.5	—	6.5
Net gain on sale of loans	—	—		—	301.6	301.6	(31.6)	270.0
Change in valuation of retained interests	—	—		—	(1.4)	(1.4)	—	(1.4)
Net gain on securities	0.6	—		0.6	—	0.6	—	0.6
Total non-interest income	9.8	31.7		41.5	298.3	339.8	(27.0)	312.8
Non-interest expense:
Depreciation	—	4.5		4.5	7.7	12.2	2.8	15.0
ESOP and stock plans expense	0.1	3.0		3.1	7.8	10.9	1.9	12.8
Other expenses	0.8	60.9		61.7	117.7	179.4	38.3	217.7
Total non-interest expense	0.9	68.4		69.3	133.2	202.5	43.0	245.5
Segment income (loss) before taxes	$136.0	$82.2		$218.2	$260.9	$479.1	$(70.0)	$409.1
Total Assets	$15,827	$490	(2)	$16,317	$5,987	$22,304	$372 (3)	$22,676

	Six Months Ended June 30, 2002
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$167.3	$118.4		$285.7	$84.8	$370.5	$—	$370.5
Provision for loan losses	(0.7)	—		(0.7)	—	(0.7)	—	(0.7)
Net interest income after provision for loan losses	166.6	118.4		285.0	84.8	369.8	—	369.8
Non-interest income:
Loan servicing fees	—	—		—	10.8	10.8	0.3	11.1
Banking fees and commissions	—	27.0		27.0	—	27.0	—	27.0
Other income	6.0	0.5		6.5	0.5	7.0	—	7.0
Net gain on sale of loans	—	—		—	201.8	201.8	(25.8)	176.0
Change in valuation of retained interests	—	—		—	(7.1)	(7.1)	—	(7.1)
Net gain on securities	3.8	—		3.8	—	3.8	—	3.8
Total non-interest income	9.8	27.5		37.3	206.0	243.3	(25.5)	217.8
Non-interest expense:
Depreciation	—	4.6		4.6	6.9	11.5	2.7	14.2
ESOP and stock plans expense	0.1	2.2		2.3	7.0	9.3	3.7	13.0
Other expenses	0.8	50.4		51.2	90.3	141.5	33.6	175.1
Total non-interest expense	0.9	57.2		58.1	104.2	162.3	40.0	202.3
Segment income (loss) before taxes	$175.5	$88.7		$264.2	$186.6	$450.8	$(65.5)	$385.3
Total Assets	$14,589	$476	(2)	$15,065	$4,587	$19,652	$451 (3)	$20,103

(1)    Balance Sheet Management segment largely consists of the mortgage portfolio, MBS and investment securities.

(2)    Retail Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $12.3 billion and $11.0 billion for the six months ended June 30, 2003 and 2002, respectively.

(3)    Includes the assets of the discontinued business segment.

(4)    Other includes intercompany eliminations and unallocated administrative expenses.

(5)    Intersegment revenues, in the mortgage banking segment, for the six months ended June 30, 2003 and 2002 were $27.0 million and $25.5 million.

NOTE 9               Earnings Per Share

	Quarter Ended June 30,

			Six Months Ended June 30,

(In millions, except per share amounts)	2003	2002	2003	2002

Net income from continuing operations	$129.8	$122.6	$256.7	$243.1
Net income from discontinued operations	0.1	0.2	0.4	1.7
Net income	$129.9	$122.8	$257.1	$244.8

Weighted average number of common shares outstanding during each period – basic	82,292,000	88,611,000	83,481,000	88,696,000
Effect of dilutive securities – stock options	1,731,000	2,357,000	1,665,000	2,485,000
Weighted average number of common shares and common stock equivalents outstanding during each period – diluted	84,023,000	90,968,000	85,146,000	91,181,000

Basic earnings per share:
Net income from continuing operations	$1.58	$1.39	$3.08	$2.74
Net income from discontinued operations	—	—	—	0.02
Net income	$1.58	$1.39	$3.08	$2.76

Diluted earnings per share:
Net income from continuing operations	$1.54	$1.35	$3.02	$2.67
Net income from discontinued operations	—	—	—	0.02
Net income	$1.54	$1.35	$3.02	$2.69

(1)    Options to purchase 42,500 shares of common stock at prices between $49.45 and $51.39 per share were outstanding at June 30, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the quarter ended June 30, 2003. For the six months ended June 30, 2003, options to purchase 95,000 shares of common stock at prices between $47.13 and $51.39 where not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

(2)    Options to purchase 37,500 shares of common stock at prices between $49.45 and $50.10 per share were outstanding at June 30, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for both the quarter and six months ended June 30, 2002.

NOTE 10            Subsequent Events

On July 8, 2003, GreenPoint approved a three-for-two stock split to be distributed on August 20, 2003 to shareholders of record on August 8, 2003. The stock split will require retroactive restatement of all historical per share data in the third quarter ended September 30, 2003. Presented below is the proforma per share data for the second quarter and six months ended June 30, 2003 and 2002 as well as the quarterly results for the previous five quarters and the annual results for the five years ended December 31, 2002.

	Quarter Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2003	June 30, 2002	June 30,
			2003	2002

Share Data:
Diluted earnings per share:
Net income – continuing operations as reported	$1.54	$1.35	$3.02	$2.67
Net income – continuing operations as adjusted	$1.03	$0.90	$2.01	$1.78
Dividends declared per share:
As reported	$0.31	$0.25	$0.62	$0.50
As adjusted	$0.21	$0.17	$0.41	$0.33

	Quarter Ended
(In millions, except per share amounts)	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002

Share Data:
Diluted earnings per share:
Net income – continuing operations as reported	$1.47	$1.46	$1.41	$1.35	$1.32
Net income – continuing operations as adjusted	$0.98	$0.97	$0.94	$0.90	$0.88
Dividends declared per share:
As reported	$0.31	$0.25	$0.25	$0.25	$0.25
As adjusted	$0.21	$0.17	$0.17	$0.17	$0.17

	Year Ended December 31,
(In millions, except per share amounts)	2002	2001	2000	1999	1998

Share Data:
Diluted earnings per share:
Net income – continuing operations as reported	$5.53	$4.50	$2.80	$2.19	$1.85
Net income – continuing operations as adjusted	$3.69	$3.00	$1.87	$1.46	$1.23
Dividends declared per share:
As reported	$1.00	$1.00	$1.00	$0.88	$0.64
As adjusted	$0.67	$0.67	$0.67	$0.59	$0.43

GreenPoint Financial Corp. and Subsidiaries

Part I – Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	Quarter Ended										Six Months Ended
(Dollars in millions, except per share data)	June 30, 2003		March 31, 2003		Dec. 31, 2002		Sept. 30, 2002		June 30, 2002		June 30
											2003		2002
Performance Ratios –Continuing Operations (Annualized):
Return on average assets	2.34%		2.40%		2.28%		2.38%		2.45%		2.37%		2.48%
Return on average equity	27.46		26.52		27.05		27.32		27.53		26.99		27.52
Net interest margin	3.23		3.51		3.64		3.85		4.06		3.37		4.05
Net interest spread	3.11		3.37		3.52		3.72		3.91		3.25		3.90
Operating expense to average assets	2.24		2.28		2.17		1.91		2.05		2.28		2.07
Total non-interest expense to operating revenue	27.3		27.0		26.4		23.2		23.5		27.2		23.4
Efficiency ratio (1)	37.5		37.3		37.6		33.8		34.6		37.7		34.6
Average interest-earning assets to average interest-bearing liabilities	1.05	x	1.06	x	1.05	x	1.05	x	1.06	x	1.05	x	1.05	x

Per Share Data:
Basic earnings per share – continuing operations	$1.58		$1.50		$1.49		$1.44		$1.39		$3.08		$2.74
Diluted earnings per share – continuing operations	1.54		1.47		1.46		1.41		1.35		3.02		2.67
Book value per common share	23.02		22.50		22.07		21.35		20.45		N/A		N/A
Tangible book value per common share	18.28		17.83		17.53		16.94		16.09		N/A		N/A
Dividends per share	0.31		0.31		0.25		0.25		0.25		0.62		0.50
Shares used in calculations (in thousands):
Average (2)	84,023		86,218		88,158		89,905		90,968		85,146		91,181
Period-end (3)	83,341		84,586		87,177		89,415		90,609		N/A		N/A
Total shares outstanding (shares issued less treasury stock purchased)	92,073		93,694		96,308		98,362		99,402		N/A		N/A

Asset Quality Ratios – continuing operations:
Non-accruing loans held for investment to mortgage loans held for investment	1.62%		1.67%		1.61%		1.57%		1.60%
Non-accruing loans held for sale to mortgage loans held for sale	1.60		1.87		1.18		0.99		0.95
Non-performing assets to total assets	1.18		1.23		1.12		1.02		1.02
Allowance for loan losses to non-performing loans held for investment	46.0		46.4		46.6		48.4		47.5
Allowance for loan losses to mortgage loans held for investment	0.75		0.78		0.75		0.76		0.76
Net loan charge-off experience (annualized) to average mortgage loans held for investment	0.03		0.01		0.04		0.02		0.01
Ratio of allowance for loan losses to annualized net charge-offs	30.13	x	64.4	x	20.8	x	42.8	x	57.3	x

Capital Data:
Tier I Capital (to risk weighted assets)	11.28%		11.53%		11.43%		11.66%		12.07%
Total Risk Based Capital (to risk weighted assets)	12.79		13.08		12.96		13.25		13.77
Tier I Capital to average assets	7.68		7.97		7.51		7.86		8.05
Tangible equity to tangible managed assets	5.89		5.87		5.98		5.68		5.90
Tangible equity to managed receivables	7.96		8.13		7.69		7.27		7.51
Purchase of treasury stock	$113		$125		$93		$72		$72		$238		$85

Other Data:
Mortgage loan originations	$11,343		$9,328		$9,985		$9,730		$7,041		$20,671		$13,475
Total managed assets (4)	26,135		25,856		25,595		26,456		24,620		N/A		N/A
Total managed receivables (5)	19,053		18,354		19,555		20,338		18,990		N/A		N/A
Earnings to combined fixed charges: (6)
Excluding interest on deposits	19.66	x	20.67	x	20.61	x	19.09	x	15.92	x	20.15	x	16.40	x
Including interest on deposits	3.89	x	3.77	x	3.58	x	3.49	x	3.28	x	3.83	x	3.19	x
Full-service consumer bank offices	85		84		81		75		74		85		74

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are based on management’s current expectations. These forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to earnings growth; revenue growth; origination volume in the Company’s mortgage business; non-interest income levels, including fees from product sales; credit performance on loans made by the Company; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; results from new business initiatives in the retail banking business; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions, divestitures and terminating business segments, including related integration and restructuring activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels and gain on sale results in the Company’s mortgage business, as well as other aspects of our financial performance; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, required loan loss reserve levels and the Company’s periodic valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which can adversely affect the ability of the Company to sell or securitize loan originations on a timely basis or at prices which are acceptable to the Company, as well as other aspects of our financial performance; actions by rating agencies and the affects of these actions on the Company’s businesses, operations and funding requirements; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues, whether of general applicability or specific to the Company and its subsidiaries; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services; and the risk factors or other uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

General

GreenPoint Financial Corp. (the “Corporation”, “Company” or “GreenPoint”), a $22 billion asset bank holding company consists of two primary businesses – a New York retail bank and a national mortgage business. The retail bank is a New York State chartered savings bank and is the second largest thrift depository in the Greater New York area with $12 billion in deposits in 85 branches serving more than 450,000 households. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, originates a wide variety of exclusively “A” quality loans. This includes agency qualifying loans and Jumbo A loans, and GreenPoint’s specialty Alternative A mortgages.

Overview Of Second Quarter 2003 Financial Results

•                        Net income from continuing operations for the second quarter of 2003 was $1.54 per diluted share, or $130 million, an increase of 14% over the second quarter of 2002. The results reflect the strength and complementary nature of the Company’s mortgage and retail banking businesses.

•                        Core deposits grew to $7.6 billion, up 31% from $5.8 billion a year ago, as the Company continued to benefit from an effective sales culture, free checking programs, small business banking initiative and the de novo branching program. The Company opened seven new branches in 2002 and four additional branches in the first half of 2003.

•                        The mortgage banking business achieved record levels of applications, originations and higher sale margins resulting in a substantial increase in mortgage banking revenues, all while maintaining very high credit quality. Total mortgage loan originations for the second quarter of 2003 were $11.3 billion, an increase of 61% over the $7.0 billion originated during the second quarter of 2002.

•                        Mortgage sales and securitizations totaled $9.0 billion resulting in realized gains of $146 million, compared with sales and securitizations of $6.0 billion and a gain of $86 million in the comparative quarter a year ago.

•                        The gain on sale of specialty loans was 306 basis points, up from 289 basis points in the first quarter of 2003 and 295 basis points in the year ago quarter.

•                        Net interest income from continuing operations totaled $168 million, a decrease of 12% from the $191 million in the second quarter of 2002. The net interest margin was 3.23%, decreasing from 4.06% in the second quarter of 2002.

•                        Asset quality in the mortgage portfolio remained strong. Non-accruing loans held for investment were 1.62% of mortgage loans held for investment, compared with 1.61% at the end of 2002 and 1.60% in the second quarter a year ago.

•                        GreenPoint continues to maintain a strong capital position with a leverage ratio of 7.68%, a Tier 1 risk-based ratio of 11.28% and a total risk-based capital ratio of 12.79% at June 30, 2003.

•                        On July 8, 2003 GreenPoint announced a 3 for 2 stock split payable on August 20, 2003 to shareholders of record on August 8, 2003 and increased the quarterly dividend distribution per share an additional 15% from $0.3125 to $0.36, which represents an annualized distribution of $1.44 per share on a pre-split basis. Since the beginning of 2003, GreenPoint has increased the annualized distribution rate 44%.

•                        Net income from the discontinued manufactured housing business was $0.1 million, reflecting a performance consistent with management’s most recent projections.

Business Segment Results

The Company consists of two primary continuing businesses – a banking business and a mortgage business. The banking business includes the results of the retail banking segment and the balance sheet management segment. The retail banking segment represents the results of the activities of 85 full service banking offices operating in the greater New York area and the balance sheet management segment includes earnings from the held for investment mortgage portfolio and other corporate investment activities. The sub-total defined as the total banking business represents the results of the Company’s traditional banking operations as distinguished from its mortgage banking operations. Following is an analysis of the results of the two primary businesses.

Banking Business

	Quarter Ended June 30,
(In millions)	2003	2002
Net interest income	$121.3	$146.7
Provision for loan losses	(0.6)	(0.3)
Net interest income after provision for loan losses	120.7	146.4
Non-interest income:
Banking fees and commissions	17.2	14.4
Other income	5.1	3.1
Net (loss) gain on securities	(0.6)	2.0
Total non-interest income	21.7	19.5
Non-interest expense	35.2	31.5
Income before income taxes	$107.2	$134.4
Total Assets	$16,317	$15,065

The banking business reported pre-tax income of $107 million for the second quarter of 2003, a decrease of 20% from the $134 million reported for the second quarter a year ago. The results included pre-tax income of $43 million from the retail banking segment, a 5% decrease from a year ago, and $65 million from the balance sheet management segment, a decrease of 28% from a year ago. The decrease from a year ago quarter was primarily the result of lower interest rates, which reduced the net interest income in the balance sheet management segment. The Company deliberately maintains an asset-sensitive balance sheet (see Market Risk Management, page 37). Since mortgage banking revenues strengthen in periods of low interest rates, and weaken when rates rise, the asset-sensitive position is designed to offset mortgage banking cyclicality, thereby adding stability to overall revenues and net income.

The increase in non-interest income reflected higher banking fees associated with the growth in deposit accounts and higher non-interest expense reflects the cost of additional branches associated with the de novo branching program.

Mortgage Banking

	Quarter Ended June 30,
(In millions)	2003	2002
Net interest income	$46.6	$44.4
Non-interest income:
Loan servicing fees	(0.7)	5.3
Other income	(2.0)	1.3
Net gain on sale of loans	162.6	99.9
Change in valuation of retained interests	(0.7)	(7.1)
Total non-interest income	159.2	99.4
Non-interest expense	67.9	49.3
Net income before income taxes	$137.9	$94.5
Total Assets	$5,987	$4,587

The mortgage banking business reported pre-tax income of $138 million, an increase of 46% from the $95 million reported in the second quarter of 2002. Net interest income increased $2 million, or 5% due to a higher average balance of loans held for sale. Net gain on sale of mortgage loans increased $63 million or 63% from the year ago period, due to an increase in origination volume and higher gain on sale margin. Non-interest expense increased $19 million to $68 million versus the second quarter a year ago, reflecting the higher level of mortgage originations.

Net Interest Income

Net interest income on a fully taxable-equivalent basis, decreased by $23 million and $30 million, or 12% and 8%, to $170 million and $346 million for the quarter and six months ended June 30, 2003. Net interest margin declined to 3.23% and 3.37% from 4.06% and 4.05% in the comparable quarter and six months periods a year ago, primarily due to the low interest rate environment.

Average earning assets increased by $2.0 billion for both the quarter and six month periods, or 11% to $21.1 billion and $20.6 billion from $19.1 billion and $18.6 billion in the year ago periods. The increase from the prior year second quarter and six month periods reflected growth in loans held for sale due to higher origination volume, and higher investment securities. The yield on interest-earning assets and rates paid on interest-bearing liabilities, in both periods, decreased due to declining market interest rates from a year ago.

The growth in average earning assets was funded in part by a substantial growth in core deposits as the average balance increased 36% and 35% over the comparable quarter and six month periods a year ago. The growth resulted from the continued success of the Company’s sales culture, checking programs, de novo branching program and small business banking initiative.

The net interest margin decline resulted from the accelerated reduction in asset yields associated with the high level of mortgage prepayments, which negatively affected the yield on the held for investment mortgage portfolio and the mortgage-backed securities portfolio. While the rates paid on deposits and market borrowings also declined, this reduction did not fully offset the declining asset yields due to the accelerated prepayment activity and a flattening of the yield curve during the second quarter.

Average Consolidated Balance Sheet, Interest and Rates

The following table sets forth certain information relating to the continuing operations of the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the quarter and six months ended June 30, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Quarter Ended
	June 30, 2003				June 30, 2002
(Taxable-equivalent interest and rates, in millions) (1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$9,809		$156.7	6.39%	$9,936		$186.4	7.50%
Other loans (2)	22		0.4	7.62	19		0.4	8.80
Loans held for sale	5,089		70.6	5.55	4,136		67.1	6.51
Securities (3)	5,883		61.0	4.15	4,688		69.2	5.90
Other interest-earning assets	276		5.0	7.22	281		7.7	11.00
Total interest-earning assets	21,079		293.7	5.57	19,060		330.8	6.95
Non-interest earning assets (4)	1,154				957
Total assets	$22,233				$20,017

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,465		2.5	0.68	$1,297		4.3	1.32
Demand deposits and N.O.W.	2,462		9.3	1.51	1,004		3.0	1.20
Money market and variable rate savings	3,500		12.0	1.38	3,178		14.7	1.86
Total core deposits	7,427		23.8	1.28	5,479		22.0	1.61
Term certificates of deposit	4,852		36.6	3.02	5,459		50.4	3.70
Total deposits	12,279		60.4	1.97	10,938		72.4	2.65
Mortgagors’ escrow	66		0.3	2.12	84		0.3	1.69
Borrowed funds	7,322		54.3	2.94	6,555		54.6	3.30
Senior notes	96		0.8	3.27	—		—	—
Senior bank notes	—		—	—	134		2.3	6.72
Subordinated bank notes	150		3.5	9.36	150		3.5	9.36
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200		4.6	9.16	200		4.6	9.16
Total interest-bearing liabilities	20,113		123.9	2.46	18,061		137.7	3.04
Other liabilities (5)	229				173
Total liabilities	20,342				18,234
Stockholders’ equity	1,891				1,783
Total liabilities and stockholders’ equity	$22,233				$20,017
Net interest income/interest rate spread (6)			$169.8	3.11%			$193.1	3.91%
Net interest-earning assets/net interest margin (7)	$966			3.23%	$999			4.06%
Ratio of interest-earning assets to interest-earning liabilities	1.05	x			1.05	x

	Six Months Ended
	June 30, 2003				June 30, 2002
(Taxable-equivalent interest and rates, in millions) (1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$9,779		$323.0	6.61%	$10,057		$380.8	7.57%
Other loans (2)	21		0.8	7.66	19		0.8	8.64
Loans held for sale	5,091		146.5	5.80	3,847		126.4	6.63
Securities (3)	5,362		114.3	4.27	4,363		126.7	5.81
Other interest-earning assets	308		9.0	5.86	297		16.9	11.45
Total interest-earning assets	20,561		593.6	5.79	18,583		651.6	7.03
Non-interest earning assets (4)	1,143				1,021
Total assets	$21,704				$19,604

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,412		5.5	0.79	$1,270		8.8	1.39
Demand deposits and N.O.W.	2,240		17.0	1.53	842		3.7	0.91
Money market and variable rate savings	3,440		24.9	1.46	3,137		29.9	1.92
Total core deposits	7,092		47.4	1.35	5,249		42.4	1.63
Term certificates of deposit	4,999		75.7	3.05	5,593		108.5	3.91
Total deposits	12,091		123.1	2.05	10,842		150.9	2.81
Mortgagors’ escrow	65		0.6	1.93	84		0.7	1.74
Borrowed funds	6,996		106.7	3.04	6,252		103.5	3.34
Senior notes	48		0.8	3.25	—		—	—
Senior bank notes	—		—	—	134		4.6	6.72
Subordinated bank notes	150		7.0	9.36	150		7.0	9.36
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200		9.2	9.16	200		9.2	9.16
Total interest-bearing liabilities	19,550		247.4	2.54	17,662		275.9	3.13
Other liabilities (5)	252				175
Total liabilities	19,802				17,837
Stockholders’ equity	1,902				1,767
Total liabilities and stockholders’ equity	$21,704				$19,604
Net interest income/interest rate spread (6)			$346.2	3.25%			$375.7	3.90%
Net interest-earning assets/net interest margin (7)	$1,011			3.37%	$921			4.05%
Ratio of interest-earning assets to interest-earning liabilities	1.05	x			1.05	x

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

	Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002 Increase/(Decrease)			Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 Increase/(Decrease)
	Due to			Due to
(In millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Mortgage loans held for investment (1)	$(2.3)	$(27.4)	$(29.7)	$(10.3)	$(47.5)	$(57.8)
Other loans (1)	0.1	(0.1)	—	0.1	(0.1)	—
Loans held for sale	14.1	(10.6)	3.5	37.2	(17.1)	20.1
Securities	15.2	(23.4)	(8.2)	25.4	(37.8)	(12.4)
Other interest-earning assets	(0.1)	(2.6)	(2.7)	0.6	(8.5)	(7.9)
Total interest earned on assets	27.0	(64.1)	(37.1)	53.0	(111.0)	(58.0)
Savings	0.5	(2.3)	(1.8)	0.9	(4.2)	(3.3)
Demand deposits and N.O.W.	5.3	1.0	6.3	9.2	4.1	13.3
Money market and variable rate savings	1.4	(4.1)	(2.7)	2.7	(7.7)	(5.0)
Term certificates of deposit	(5.2)	(8.6)	(13.8)	(10.7)	(22.1)	(32.8)
Mortgagors’ escrow	(0.1)	0.1	—	(0.2)	0.1	(0.1)
Borrowed funds	6.0	(6.3)	(0.3)	11.7	(8.5)	3.2
Senior notes	0.8	—	0.8	0.8	—	0.8
Senior bank notes	(2.3)	—	(2.3)	(4.6)	—	(4.6)
Subordinated bank notes	—	—	—	—	—	—
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	—	—	—	—	—	—
Total interest paid on liabilities	6.4	(20.2)	(13.8)	9.8	(38.3)	(28.5)
Net change in net interest income	$20.6	$(43.9)	$(23.3)	$43.2	$(72.7)	$(29.5)

(1)       In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

Provision for loan losses

The provision for loan losses was $0.6 million and $0.9 million for the second quarter and six months periods ended June 30, 2003, an increase of $0.3 million $0.2 million from the year ago quarter and six month periods. The provision equaled net charge-offs for all periods.

Non-Interest Income

The following table summarizes the components of non-interest income:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002
Income from fees and commissions:
Loan servicing fees	$(0.4)	$5.9	$5.4	$11.1
Banking services fees and commissions	17.2	14.4	31.7	27.0
Fees, commissions and other income	3.1	4.4	6.5	7.0
Total income from fees and commissions	19.9	24.7	43.6	45.1
Net gain on sales of mortgage loans	145.7	86.0	270.0	176.0
Change in valuation of retained interests	(0.7)	(7.1)	(1.4)	(7.1)
Net (loss) gain on securities	(0.6)	2.0	0.6	3.8
Total non-interest income	$164.3	$105.6	$312.8	$217.8

Non-interest income in the second quarter and six months ended June 30, 2003 was $164 million and $313 million, up 56% and 44% from the comparable periods a year ago. The increase versus the year ago period was due to a substantial increase in net gain on sale of mortgage loans. The gain on sale of loans is described in further detail in the following paragraphs.

Income from fees and commissions was $20 million and $44 million for the quarter and six months ended June 30, 2003, versus $25 million and $45 million in the same periods a year ago. Loan servicing fees decreased for both the current quarter and six month periods versus the year ago periods primarily due to a $3 million impairment charge recorded on the mortgage loan servicing asset due to increased prepayment speeds as a result of the low interest rate environment. The $3 million and $5 million increase in banking fees for the quarter and six months periods, versus a year ago, was due to an increase in the number of checking accounts as a result of de novo branch expansion along with consumer bank marketing initiatives that increased core deposit balances.

Gain on sale of loans

The following table summarizes loans sold and average margins earned:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002
Whole loan – Mortgage:
Sales	$8,686	$5,943	$17,488	$11,397
Gain on sale	$141	$84	$264	$170
Average margin	1.62%	1.41%	1.51%	1.49%
Average margin by product type:
Specialty products (1)	3.06%	2.95%	2.97%	2.96%
Home equity / Seconds	1.19%	1.59%	1.22%	1.66%
Agency / Jumbo	1.02%	0.57%	0.86%	0.63%
Securitizations – Mortgage:
Sales	$319	$63	$353	$226
Gain on sale (2)	$5	$2	$6	$6
Average margin	1.57%	3.26%	1.58%	2.59%

(1)Specialty products include: Alt A, No Doc and A minus programs.

(2)Includes draws from prior period securitizations.

Gain on sale of mortgage loans increased for the quarter and six months ended June 30, 2003, versus the comparable periods a year ago, principally due to a higher volume of loans sold along with higher yields earned on the sales. The average sale margin was 162 basis points compared to 141 basis points for the second quarter of 2002. The higher margin in the second quarter was the result of higher margins earned on both specialty and agency / jumbo products, which increased to 306 basis points and 102 basis points from 295 basis points and 57 basis points, respectively.

In the second quarter of 2003, the Company recognized a gain of $4 million related to a new securitization of home equity lines of credit. The year ago period gain represented gains on previously securitized home equity lines.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002
Salaries and benefits	$66.5	$47.4	$128.1	$96.7
Employee Stock Ownership and stock plans expense	6.7	7.0	12.8	13.0
Net expense of premises and equipment	20.9	17.5	41.8	35.5
Advertising	4.5	5.7	8.9	8.6
Federal deposit insurance premiums	0.5	0.5	1.0	1.0
Other administrative expenses	27.3	24.6	54.4	48.6
Total general and administrative expenses	126.4	102.7	247.0	203.4
Other real estate owned operating income, net	(1.7)	(0.6)	(1.5)	(1.1)
Total non-interest expense	$124.7	$102.1	$245.5	$202.3

Total general and administrative expense increased $23 million to $126 million from $103 million for the quarter ended June 30, 2002 and increased $44 million to $247 million from $203 million for the six month periods. The non-interest expense increase versus a year ago reflected the increased mortgage origination volume and higher costs associated with the de novo branching program. The salaries and benefits expense increase of $19 million and $31 million for the quarter and six months ended June 30, 2003 versus a year ago related to the significant increase in mortgage production and the strong performance of both businesses.

Income Tax Expense

Income tax expense increased $5 million, or 8%, to $77 million for the second quarter of 2003 and increased $10 million, or 7%, to $152 million for the first six months of 2003, versus the comparable periods a year ago. The rise in the current quarter and six month period, compared to 2002, is due to higher pre-tax income and an increase in the effective tax rate from 36.9% to 37.3%.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002
Mortgage:
Total applications received	$23,189	$15,038	$41,578	$27,074
Loans originated:
Specialty products (1)	$2,921	$2,455	$5,681	$4,646
Home equity / Seconds	614	694	1,142	1,312
Agency / Jumbo	7,808	3,892	13,848	7,517
Total loans originated (2)	$11,343	$7,041	$20,671	$13,475
Commitments to originate loans (end of period)	$12,136	$7,049	$12,136	$7,049
Loans held for sale (end of period)	$5,370	$4,251	$5,370	$4,251

(1)       Specialty products include: Alt A, No Doc and A minus programs

(2)       Total loans originated include, correspondent purchases for the held for investment portfolio, which totaled $1.1 billion and $1.5 billion the quarter and six months ended June 30, 2003.

Total loan originations during the quarter and six month periods for the mortgage business were $11.3 billion and $20.7 billion, up from $7.0 billion and $13.5 billion during the second quarter and first six months of 2002. Specialty product originations were $2.9 billion and $5.7 billion for the quarter and six month periods, up from $2.5 billion and $4.6 billion in the comparable periods a year ago. Agency / Jumbo originations increased from $3.9 billion to $7.8 billion and from $7.5 billion to $13.8 billion for the quarter and six months ended June 30, 2003 versus the same periods a year ago. The change in loan origination product mix reflects the declining interest rate environment and the continued strong demand for mortgage refinancing.

Non-Performing Assets:

Non-performing assets consist of non-accruing loans and other real estate owned. GreenPoint reports non-accruing loans separately for the held for investment and held for sale portfolios. The ratio of non-accruing loans held for investment to mortgage loans held for investment increased to 1.62% at June 30, 2003 from 1.61% at December 31, 2002 and the ratio of non-performing assets to total assets increased to 1.18% at June 30, 2003 from 1.12% at December 31, 2002. GreenPoint attempts to convert these assets to interest-earning assets as quickly as possible, while minimizing potential losses on conversion.

Non-performing loans held for sale represent delinquent loans in the mortgage warehouse that mostly have been acquired as repurchases against representations and warranties. These loans increased to $86 million at the end of the second quarter from $66 million at December 31, 2002. This increase has resulted from the substantial growth in loans sold over the past two years. GreenPoint maintains a valuation reserve through which the value of these loans is adjusted to the estimated fair value.

Non-performing assets, were as follows:

(In millions)	June 30, 2003	Dec. 31, 2002
Non-accrual loans receivable held for investment (1)	$162	$160
Non-accrual loans receivable held for sale	86	66
Total non-performing loans	248	226
Total other real estate owned, net	20	17
Total non-performing assets	$268	$243

Other loans 90 days or more delinquent and still accruing	$1	$1

(1)       Includes $3 million $5 million of non-accrual mortgage loans under 90 days past due at June 30, 2003 and December 31, 2002.

Loan Servicing Portfolio

The following table summarizes the dollar amount of loans serviced for GreenPoint and for others:

(In millions)	June 30, 2003	Dec. 31, 2002
Mortgage:
Serviced for GreenPoint (1)	$12,998	$14,936
Serviced for others (third parties)	15,718	14,647
Total loan servicing portfolio	$28,716	$29,583

(1)          Includes loans held for sale and loans held for investment at end of period.

Allowance for Possible Loan Losses:

The following is a summary of the provision and allowance for possible loan losses:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002
Balance at beginning of period	$77.7	$77.7	$77.7	$80.6
Provision charged to income:
Continuing	0.6	0.3	0.9	0.7
Discontinued	(0.4)	(0.1)	(0.3)	(0.1)
Charge-offs:
Mortgage	(0.7)	(0.4)	(1.1)	(0.8)
Manufactured housing	(1.0)	(0.3)	(2.6)	(0.3)
Manufactured housing – transfer to loans receivable held for sale	—	—	—	(2.9)
Recoveries:
Mortgage	0.1	0.1	0.2	0.1
Manufactured housing	1.4	0.4	2.9	0.4
Balance at end of period	$77.7	$77.7	$77.7	$77.7

Net mortgage loan charge-offs were $0.6 million and $0.9 million for the quarter and six months ended June 30, 2003, up from $0.3 million and $0.7 million in the year ago periods.

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of June 30, 2003, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal banking regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. As of June 30, 2003, the Bank was well capitalized based on the prompt corrective action guidelines.

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

The Company’s Total Capital and Tier 1 Capital (to risk weighted assets) declined from 12.96% and 11.43%, respectively, at December 31, 2002 to 12.79% and 11.28%, respectively at June 30, 2003. The Company’s ratio of period-end stockholders’ equity to ending total assets at June 30, 2003 was 8.46% compared to 8.82% at December 31, 2002.

	Actual		Required for Capital Adequacy Purposes
(In millions)	Amount	Ratio	Amount	Ratio
As of June 30, 2003
Total Capital (to Risk Weighted Assets):
Company	$1,931	12.79%	$1,208	8.00%
Bank	1,865	12.33	1,210	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,704	11.28%	$604	4.00%
Bank	1,638	10.83	605	4.00
Tier 1 Capital (to Average Assets):
Company	$1,704	7.68%	$888	4.00%
Bank	1,638	7.38	888	4.00

As of December 31, 2002
Total Capital (to Risk Weighted Assets):
Company	$1,924	12.96%	$1,188	8.00%
Bank	1,905	12.83	1,188	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,696	11.43%	$594	4.00%
Bank	1,678	11.30	594	4.00
Tier 1 Capital (to Average Assets):
Company	$1,696	7.51%	$904	4.00%
Bank	1,678	7.42	904	4.00

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

Shares repurchased and cost for the quarters and six months ended June 30, 2003 and 2002 are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2003	2002	2003	2002

Number of shares repurchased	2,322,300	1,476,800	5,185,100	1,771,200
Cost of repurchases	$113	$72	$238	$85

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

	Quarter Ended					Six Months Ended
	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	June 30,
						2003	2002
Net income from continuing operations	$129.8	$126.9	$128.6	$126.5	$122.6	$256.7	$243.1
Add back:
Employee Stock Ownership and stock plans expense	6.7	6.1	6.9	6.3	7.0	12.8	13.0
Cash earnings from continuing operations	$136.5	$133.0	$135.5	$132.8	$129.6	$269.5	$256.1

Diluted earnings per share from continuing operations	$1.54	$1.47	$1.46	$1.41	$1.35	$3.02	$2.67
Effect of employee stock plans expense	0.08	0.07	0.08	0.07	0.08	0.15	0.14
Cash earnings per share (1)	$1.62	$1.54	$1.54	$1.48	$1.43	$3.17	$2.81

Performance Ratios (Annualized)
Cash earnings return on average assets	2.46%	2.51%	2.40%	2.50%	2.59%	2.48%	2.61%
Cash earnings return on average equity	28.87	27.80	28.50	28.67	29.11	28.34	28.99
Cash earnings return on tangible equity	36.95	35.58	36.89	37.43	37.75	36.27	37.70

(1)       Based on the weighted average shares used to calculate diluted earnings per share.

Consolidated Statement of Financial Condition

Total assets of $22.7 billion at June 30, 2003 increased from $21.8 billion at December 31, 2002. The balance sheet reflects growth in the securities portfolio of $940 million. This was partially offset by a decrease in both loans receivable held for sale and held for investment of $164 million.

The balance of core deposits increased $1.2 billion since year-end 2002, reflecting the continued success of a variety of initiatives to attract checking accounts. This growth was offset in part by a decline of $623 million in higher-cost certificates of deposit. Market borrowings increased $279 million since year-end 2002, reflecting the net additional funding needed.

Risk Management

The Company has a Corporate Risk Oversight Committee which monitors and supervises the wide variety of risks encountered in the course of business. The Committee is chaired by the President and Chief Operating Officer and includes the heads of its two businesses, the Chief Financial Officer, the Head of Risk Management and the General Counsel. The Committee meets periodically to review credit risk, including both on-balance sheet and off-balance sheet exposure, market risk and operating and business risks which include, but are not limited to, legal and systems risks. These individual types of risks are also analyzed and monitored by separate committees comprised of experts within the business units and on the corporate staff. Liquidity and Credit Risk Management are described fully below. The Market Risk analysis is included in Part I – Item 3 (page 37).

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

Funds provided from financing activities totaled $540 million for the six months ended June 30, 2003. At June 30, 2003 total borrowings were $7.5 billion, up $279 million from $7.2 billion at December 31, 2002. Membership in the FHLB allows the Bank to secure advances in proportion to its investment in FHLB stock. At June 30, 2003 the Bank had $4.5 billion in outstanding FHLB term advances. The Bank’s ability to secure further advances from the FHLB is based on the market value of the pledged loan portfolio. At June 30, 2003, based on the then current market value of the pledged portfolio, the Bank had additional FHLB borrowing capacity of $259 million. The Bank also uses its mortgage-backed and other investment securities as collateral under short and long-term repurchase agreements. As of June 30, 2003 the Bank had $2.1 billion in outstanding repurchase agreements, which was an increase of $100 million from December 31, 2002. At June 30, 2003 the company had un-pledged securities eligible as collateral for repurchase agreements of $2.1 billion. The Bank also secures overnight and term funding in the Federal Funds market. At June 30, 2003 the Bank had $215 million of overnight purchased Federal Funds.

Deposits continue to be the primary funding source for the Company. Deposit balances experienced a net $529 million increase in the first six of 2003. Lower-cost core deposits increased by $1.2 billion offset by a decrease in higher cost certificates of deposit of $623 million. The decline in certificate of deposit balances resulted from management’s decision to utilize lower cost alternative funding sources rather than pay higher priced retail rates. Time deposits maturing within one year totaled $3.0 billion at June 30, 2003. Consistent with historical trends, a substantial portion of these deposits are expected to be renewed. To the extent these deposits are not renewed, funding is expected to be provided through continued growth in core deposits (checking, savings and money market deposits) and through alternative financing sources.

Credit Risk Management

During the second quarter of 2003, the Company originated mortgage loans for its own portfolio and for disposition in the secondary markets in the form of whole loan sales and securitizations. In general, whole loan sales transfer the credit risk to the purchasers. In contrast, for loans placed in the portfolio, or for loans securitized, the Company retains all or much of the credit risk. As of December 31, 2001, the Company discontinued the origination of manufactured housing loans. However, it continues to service its manufactured housing loan portfolio, including its securitized loan pools. During the fourth quarter of 2002, GreenPoint Bank began to originate small business loans through its branch system to its business banking customers for the Bank’s portfolio.

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

Part I — Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

The following table presents the results of the simulations under a variety of hypothetical interest rate scenarios, based on the Company’s balance sheet position at June 30, 2003. The results are expressed as the percentage change in pretax net interest income from the base scenario in which interest rates are unchanged. The change in income is measured over a period of twelve months.

	Short-term Rate Changes:
Yield Curve	-200 bps	+200 bps
-150 bps	(14.6)%	7.0%
Parallel	(8.6)%	10.7%
+150 bps	(3.2)%	14.5%

The columns represent 200 basis point changes—down and up—in the level of short-term interest rates over a twelve-month time span. The rows indicate changes in the shape of the yield curve over the same time period. The parallel row corresponds to changes in rate levels in which the yield curve retains its shape. In the -150 basis point scenarios, the yield curve flattens, and in the +150 basis point simulations the curve steepens. For example, a parallel downward shift of 200 basis points would reduce net interest income by 8.6% from what would be earned if rates remained constant. (As of June 30, 2003 not all rates could fall 200 basis points without reaching zero. In these scenarios rates are reduced until they reach zero. These scenarios are retained to allow for historical comparisons.) However, a decline of 200 basis points at the short end of the yield curve, accompanied by a 150 basis point steeper curve, would decrease net interest income by 3.2% over the unchanged scenario.

At June 30, 2002 a parallel 200 basis point downward movement in interest rates was estimated to reduce net interest income by 4.8% from the base case. A parallel 200 basis point rise in rates was estimated to benefit net interest income by 3.8%.

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

Derivative Financial Instruments

Interest rate derivatives, such as interest rate swaps and Eurodollar futures, are periodically integrated into the Company’s interest rate positions and, therefore, its simulations. The notional amount of these instruments are not included in the company’s balance sheet. There were no outstanding derivative financial instruments hedging the Company’s interest rate position at June 30, 2003.

The Company does currently utilize derivative instruments to manage its exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held for sale.

Prior to the closing of the loan, the Company generally extends an interest rate lock commitment to the borrower. The Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate lock commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments.) These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates. At June 30, 2003, the Company had mandatory forward delivery commitments outstanding amounting to $4.1 billion.

Part I — Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2003 and, based on its evaluation, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Item 1. Legal Proceedings

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

Part II — Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on April 29, 2003, the following matters were voted upon with the results of the voting on such matters indicated:

1.     Election of the following three Directors of the Company to three-year terms:

	For	Withheld
Peter T. Paul	79,117,377	3,653,048
Alvin N. Puryear	77,782,963	4,987,462
Robert P. Quinn	81,398,802	1,371,623

The following sets forth the names of Directors continuing in office after the annual meeting:

Bharat B. Bhatt

Dan F. Huebner

William M. Jackson

Thomas S. Johnson

Charles B. McQuade

J. Thomas Presby

Edward C. Schmults

Robert F. Vizza

2.     Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2003:

For	76,955,808
Against	5,561,600
Abstain	253,016

Part II — Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit Number:
12.1	Ratios of Earnings to Combined Fixed Charges

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Thomas S. Johnson, Chairman and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas S. Johnson, Chairman and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer

(b)     Reports on Form 8-K

On April 15, 2003, GreenPoint Financial Corp. filed a current report on Form 8-K in connection with a press release announcing first quarter results for the period ended March 31, 2003, which press release provided detail not publicly disclosed previously.

On May 9, 2003, GreenPoint Mortgage Securities Inc. filed a current report on Form 8-K in connection with the offering of the Home Equity Loan Asset-Backed Securities, Series 2003-1, Class A Notes, of which GreenPoint Home Equity Loan Trust 2003-1 is the issuer. As described in a Prospectus Supplement to the Prospectus dated as of May 9, 2003, certain “Collateral Term Sheets” within the meanings of the May 20, 1994 Kidder, Peabody No-Action Letter and the February 17, 1995 Public Securities Association No-Action Letter were furnished to certain prospective investors (the Related Computational Materials”).

On June 3, 2003, GreenPoint Mortgage Securities Inc. filed a current report on Form 8-K in connection with issuance of Asset-Backed Securities on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, by the Registration Statement on Form S-3.  Pursuant to the Registration Statement, GreenPoint Home Equity Loan Trust 2003-1 (the “Trust”) issued Home Equity Assets-Backed Notes, Series 2002-1 (the “Notes”), on May 19, 2003 (the “Closing Date”).

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

Dated August 12, 2003