Form 10-Q
period 2003-09-30
GREENPOINT FINANCIAL CORP
filed 2003-11-14
CIK 911935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2003

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

As of October 31, 2003, there were 133,350,795 shares of common stock outstanding.

GreenPoint Financial Corp.
FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

GreenPoint Financial Corp. and Subsidiaries

Part I – Item 1. Financial Statements

Consolidated Statements of Financial Condition

(Unaudited)

(In millions, except share amounts)	Sept. 30, 2003	Dec. 31, 2002
ASSETS
Cash and due from banks	$227	$277
Money market investments:
Interest-bearing deposits in other banks	3	21
Federal funds sold and securities purchased under agreements to resell	13	71
Total cash and cash equivalents	243	369
Securities:
Securities available for sale	2,574	2,006
Securities available for sale-pledged to creditors	2,822	2,087
Retained interests in securitizations available for sale	58	108
Federal Home Loan Bank of New York stock	195	300
Securities held to maturity (fair value of $5 and $3, respectively)	5	3
Total securities	5,654	4,504
Loans receivable held for sale	6,010	5,595
Loans receivable held for investment (net of allowance for loan losses of $78)	9,431	9,901
Other interest-earning assets	142	141
Accrued interest receivable	74	87
Banking premises and equipment, net	182	168
Servicing assets	159	117
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	576	537
Total assets	$22,866	$21,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
N.O.W. and checking	$2,690	$1,877
Savings	1,493	1,323
Variable rate savings	2,211	2,296
Money market	1,299	948
Total core deposits	7,693	6,444
Wholesale money market deposits	328	43
Term certificates of deposit	4,490	5,309
Total deposits	12,511	11,796
Borrowings:
Securities sold under agreements to repurchase	2,799	2,000
Other short term borrowings	870	285
Federal Home Loan Bank of New York advances	3,300	4,600
Senior notes	350	—
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Total borrowings	7,669	7,235
Mortgagors’ escrow	74	68
Liability under recourse exposure	256	301
Other liabilities	513	490
Total liabilities	21,023	19,890
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 165,391,746 shares issued)	2	1
Additional paid-in capital	936	907
Unallocated Employee Stock Ownership Plan (ESOP) shares	(85)	(89)
Retained earnings	1,840	1,563
Accumulated other comprehensive income, net	(18)	24
Treasury stock, at cost (30,987,870 shares and 20,930,000 shares, respectively)	(832)	(482)
Total stockholders’ equity	1,843	1,924
Total liabilities and stockholders’ equity	$22,866	$21,814

(See accompanying notes to the unaudited consolidated financial statements)

Consolidated Statements of Income

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2003	2002	2003	2002
Interest income:
Mortgage loans held for investment	$147.6	$181.1	$471.4	$561.9
Loans held for sale	76.7	85.8	223.2	212.2
Securities	44.5	58.9	156.2	185.6
Other	4.1	3.3	12.2	15.8
Total interest income	272.9	329.1	863.0	975.5
Interest expense:
Deposits	55.6	69.1	178.7	220.1
Other borrowed funds	54.1	60.6	161.4	164.9
Long-term debt	11.0	8.5	28.0	29.1
Total interest expense	120.7	138.2	368.1	414.1
Net interest income	152.2	190.9	494.9	561.4
Provision for loan losses	(1.1)	(0.5)	(2.0)	(1.2)
Net interest income after provision for loan losses	151.1	190.4	492.9	560.2
Non-interest income:
Income from fees and commissions:
Loan servicing fees	11.7	(0.4)	17.1	10.7
Banking services fees and commissions	18.6	15.4	50.3	42.4
Fees, commissions and other income	4.2	4.2	10.7	11.2
Total income from fees and commissions	34.5	19.2	78.1	64.3
Net gain on sales of loans	105.9	89.2	375.9	265.2
Change in valuation of retained interests	(1.1)	(0.1)	(2.5)	(7.2)
Net gain on sale of securities	1.4	1.8	2.0	5.6
Total non-interest income	140.7	110.1	453.5	327.9
Non-interest expense:
General and administrative expenses:
Salaries and benefits	66.8	49.2	194.9	145.9
Employee Stock Ownership and stock plans expense	6.9	6.3	19.7	19.3
Net expense of premises and equipment	22.3	18.1	64.1	53.6
Federal deposit insurance premiums	0.5	0.4	1.5	1.4
Other administrative expenses	33.9	27.6	97.2	84.8
Total general and administrative expenses	130.4	101.6	377.4	305.0
Other real estate owned operating income	(0.7)	—	(2.2)	(1.1)
Total non-interest expense	129.7	101.6	375.2	303.9
Income from continuing operations before income taxes	162.1	198.9	571.2	584.2
Income taxes related to earnings from continuing operations	61.0	72.4	213.4	214.6
Net income from continuing operations	101.1	126.5	357.8	369.6
Discontinued operations:
Net income (loss) from disposal of discontinued business	0.2	(0.2)	0.6	1.5
Net income	$101.3	$126.3	$358.4	$371.1

Basic earnings per share:
Net income from continuing operations	$0.84	$0.96	$2.89	$2.79
Net income from discontinued operations	—	—	0.01	0.01
Net income	$0.84	$0.96	$2.90	$2.80
Diluted earnings per share:
Net income from continuing operations	$0.82	$0.94	$2.84	$2.72
Net income from discontinued operations	—	—	—	0.01
Net income	$0.82	$0.94	$2.84	$2.73
Dividends declared per share	$0.24	$0.17	$0.66	$0.50

(See accompanying notes to the unaudited consolidated financial statements.)

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Net income	$101.3	$126.3	$358.4	$371.1
Other comprehensive income, before tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(41.7)	11.1	(70.6)	50.3
Less: reclassification adjustment for (gains) included in net income	(1.4)	(1.8)	(2.0)	(5.6)
Other comprehensive (loss) income, before tax	(43.1)	9.3	(72.6)	44.7
Income tax benefit (expense) related to items of other comprehensive income	18.5	(3.9)	31.1	(19.0)
Other comprehensive (loss) income, net of tax	(24.6)	5.4	(41.5)	25.7
Total comprehensive income, net of tax	$76.7	$131.7	$316.9	$396.8

(See accompanying notes to the unaudited consolidated financial statements.)

Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2003	2002
Common stock
Balance at beginning of period	$1	$1
3 for 2 stock split	1	—
Balance at end of period	2	1
Additional paid-in capital
Balance at beginning of period	907	877
3 for 2 stock split	(1)	—
Reissuance of treasury stock	—	(8)
Amortization of ESOP shares committed to be released	20	18
Amortization of stock plans shares	—	1
Tax benefit for vested stock plans shares	10	14
Balance at end of period	936	902
Unallocated ESOP shares
Balance at beginning of period	(89)	(95)
Amortization of ESOP shares committed to be released	4	4
Balance at end of period	(85)	(91)
Unearned stock plans shares
Balance at beginning of period	—	(1)
Balance at end of period	—	(1)
Retained earnings
Balance at beginning of period	1,563	1,148
Net income	358	371
Dividends declared	(81)	(67)
Balance at end of period	1,840	1,452
Accumulated other comprehensive income, net
Balance at beginning of period	24	11
Net change in accumulated other comprehensive income, net	(42)	26
Balance at end of period	(18)	37
Treasury stock, at cost
Balance at beginning of period	(482)	(285)
Reissuance of treasury stock	35	51
Purchase of treasury stock	(385)	(157)
Balance at end of period	(832)	(391)
Total stockholders’ equity	$1,843	$1,909

(See accompanying notes to the unaudited consolidated financial statements)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2003	2002
Cash flows from operating activities:
Net income	$358	$371
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	1	1
Depreciation and amortization	27	25
Gain on sales of loans	(376)	(265)
Gain on sale of securities	(2)	(6)
ESOP and stock plans expense	24	24
Capitalization of servicing assets	(90)	(47)
Net premium amortization on:
Mortgage loans	36	12
Available for sale securities	31	8
Amortization and impairment of servicing assets	28	43
(Increase) decrease in assets associated with operating activities:
Loans receivable held for sale:
Loan originations	(30,120)	(23,310)
Proceeds from loan sales	29,785	22,008
Other	296	176
Retained interests in securitizations	47	22
Accrued interest receivable	13	4
Other assets	(5)	(25)
Increase (decrease) in liabilities associated with operating activities:
Liabilities under recourse exposure	(45)	(113)
Other liabilities	(1)	6
Other, net	1	(5)
Net cash provided by (used in) operating activities	8	(1,071)
Cash flows from investing activities:
Net change in:
Loans receivable held for investment	400	116
Premises and equipment	(41)	(37)
Available for sale securities:
Proceeds from maturities	126	154
Proceeds from sales	2,075	1,547
Purchase of securities	(6,684)	(4,344)
Principal repayments	3,125	1,579
Proceeds from sales (purchases) of Federal Home Loan Bank Stock	105	(42)
Other, net	36	22
Net cash used in investing activities	(858)	(1,005)
Cash flows from financing activities:
Net change in:
Domestic deposits	715	651
Mortgagors’ escrow accounts	6	8
Proceeds from Securities sold under agreements to repurchase and other borrowings	76,388	100,740
Repayments of Securities sold under agreements to repurchase and other borrowings	(75,004)	(100,015)
Proceeds from advances from Federal Home Loan Bank	223,610	195,295
Repayments of advances from Federal Home Loan Bank	(224,910)	(194,295)
Proceeds from Senior notes	350	—
Cash dividends paid	(81)	(67)
Treasury stock purchased	(385)	(157)
Exercise of stock options	35	43
Retirement of long term debt	—	(134)
Net cash provided by financing activities	724	2,069
Net decrease in cash and cash equivalents	(126)	(7)
Cash and cash equivalents at beginning of period	369	357
Cash and cash equivalents at end of period	$243	$350
Non-cash activities:
Additions to other real estate owned, net	$(34)	$(21)
Unsettled trades	$(43)	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$272	$116
Interest paid	$376	$436

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002

Net income as reported	$101.3	$126.3	$358.4	$371.1
Deduct: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	(2.4)	(2.3)	(7.2)	(6.6)
Proforma net income	$98.9	$124.0	$351.2	$364.5

Earnings per share:
Basic – as reported	$0.84	$0.96	$2.90	$2.80
Basic – pro forma	$0.82	$0.94	$2.84	$2.75
Diluted – as reported	$0.82	$0.94	$2.84	$2.73
Diluted – pro forma	$0.80	$0.92	$2.78	$2.68

NOTE 2                            Loans Receivable

The Company’s loans receivable held for sale balances are summarized as follows:

(In millions)	Sept. 30, 2003	Dec. 31, 2002
Conventional first mortgage loans:
Residential one-to four-family	$4,962	$5,062
Commercial property	110	78
Second mortgage and home equity loans	885	404
Other	1	1
Total loans receivable held for sale	5,958	5,545
Net deferred loan origination costs	52	50
Loans receivable held for sale, net	$6,010	$5,595

The Company’s loans receivable held for investment balances are summarized as follows:

(In millions)	Sept. 30, 2003	Dec. 31, 2002
Conventional first mortgage loans:
Residential one-to four-family	$7,928	$8,666
Residential multi-family	245	319
Commercial property	900	620
Second mortgage and home equity loans	319	267
Other	76	69
Total loans receivable held for investment	9,468	9,941
Net deferred loan origination costs and purchase premium	41	38
Allowance for loan losses	(78)	(78)
Loans receivable held for investment, net	$9,431	$9,901

NOTE 3                            Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale at June 30, 2003 and December 31, 2002 are summarized as follows:

	September 30, 2003
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$106	$—	$(1)	$105
Agency notes	115	—	(4)	111
Mortgage-backed securities	578	10	(2)	586
Collateralized mortgage obligations	4,166	8	(32)	4,142
Trust certificates collateralized by GNMA securities	3	—	—	3
Corporate bonds	142	—	(2)	140
Municipal bonds	46	3	—	49
Equity securities	274	1	(15)	260
Total securities available for sale	$5,430	$22	$(56)	$5,396

	December 31, 2002
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$6	$—	$—	$6
Agency notes	107	—	—	107
Mortgage-backed securities	388	18	—	406
Collateralized mortgage obligations	3,197	29	(7)	3,219
Trust certificates collateralized by GNMA securities	4	—	—	4
Corporate bonds	122	—	(4)	118
Municipal bonds	56	4	—	60
Equity securities	177	3	(7)	173
Total securities available for sale	$4,057	$54	$(18)	$4,093

NOTE 4                            Recourse Arrangements, Retained Interests in Securitizations and Servicing Assets

The following describes the balances associated with recourse arrangements, the balances and activity in the corresponding retained interests, the balances and activity in servicing assets and the economic assumptions used in valuing the retained interests and servicing assets.

Recourse Arrangements

GreenPoint has established liabilities for limited recourse provided on mortgage loans and recourse provided on manufactured housing loans that have been securitized or sold. The investors and the securitization trusts have no recourse to GreenPoint’s other assets for failure of debtors to pay when due, except for the retained interests related to both mortgage and manufactured housing securitizations and the liabilities under mortgage demand notes and the corporate guarantee related to manufactured housing securitizations.

GreenPoint has loans sold with recourse with the following principal balances, maximum recourse exposures and recorded liabilities.

	September 30, 2003
(In millions)	Principal Balance	Maximum Recourse Exposure (1)	Recorded Liability
Manufactured housing securitizations	$3,751	$557	$245
Manufactured housing sales	229	229	10
Mortgage securitizations (2)	596	57	—
Mortgage sales (3)	201	197	1

	December 31, 2002
(In millions)	Principal Balance	Maximum Recourse Exposure (1)	Recorded Liability
Manufactured housing securitizations	$4,202	$621	$295
Manufactured housing sales	258	258	5
Mortgage securitizations (2)	829	108	—
Mortgage sales (3)	323	317	1

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

Manufactured housing securitization letter of credit exposure is as follows:

(In millions)	Sept. 30, 2003	Dec. 31, 2002
Letters of credit outstanding	$556	$617
Projected letter of credit draws	(268)	(326)
Remaining letter of credit exposure	$288	$291

At September 30, 2003, GreenPoint has six manufactured housing securitizations with principal balances of $1.6 billion, which have cumulative (actual plus projected) letter of credit draws equal to the maximum recourse exposure for those securitizations. GreenPoint records a liability based on the net present value of the projected letter of credit draws. At September 30, 2003, the projected draws exceed the recorded liability by $23 million, representing future interest expense.

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

The following presents quantitative information about delinquencies on loans sold with recourse:

	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2003	Dec. 31, 2002
(In millions)	Manufactured Housing		Mortgage
Principal balance of loans	$3,980	$4,460	$797	$1,152
Principal balance of loans 90 days or more past due (1)	176	220	47	62

(1)                               Manufactured housing past due loans include repossessed inventory.

In addition to the recourse arrangements described in the tables above, GreenPoint has established a reserve related to representations and warranties for mortgage loans sold. The activity in the representations and warranty reserve is summarized as follows:

	At and for the Quarter Ended September 30,		At and for the Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Balance at beginning of period	$43	$21	$32	$19
Provision charged to income (1)	15	8	41	18
Losses	(6)	(4)	(21)	(12)
Balance at end of period	$52	$25	$52	$25

(1)                               The provision charged to income is reported as a reduction to gain on sale of loans.

Balances and Changes in Retained Interests

The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the Quarter Ended September 30,		At and for the Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Liability for Recourse Exposure
Balance at beginning of period	$279	$343	$300	$467
Interest expense	5	5	14	19
Letter of credit draws and other charges	(21)	(35)	(63)	(172)
Change in valuation of retained interests	(7)	41	5	40
Balance at end of period	$256	$354	$256	$354

The assets recognized as retained interests in securitizations include interest-only strips, transferor interests, demand notes and subordinated certificates. The activity in retained interests in securitizations is summarized as follows:

	At and for the Quarter Ended September 30,				At and for the Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
(In millions)	Manufactured Housing		Mortgage		Manufactured Housing		Mortgage
Retained Interests in Securitizations
Balance at beginning of period	$1	$—	$83	$106	$4	$1	$104	$130
Additions from securitizations	—	—	1	1	—	—	9	8
Interest and other income	—	—	3	2	—	2	8	13
Cash received	—	—	(8)	(5)	—	(3)	(17)	(34)
Clean-up call exercise	—	—	(19)	—	—	—	(42)	—
Change in unrealized gain	—	—	(1)	3	—	—	(2)	(3)
Change in valuation of retained interests	—	—	(2)	—	(3)	—	(3)	(7)
Balance at end of period	$1	$—	$57	$107	$1	$—	$57	$107

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests. GreenPoint also reviews the adequacy of the value of the recorded liability on a quarterly basis, based on management’s best estimate of future cash flows associated with the corporate guarantee.

Valuation Assumptions

There were no new securitizations recorded during the quarter ended September 30, 2003. The key economic assumptions used in estimating the fair value of the entire portfolio of retained interests at September 30, 2003 and December 31, 2002 were as follows:

	Estimate of Fair Value at
	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2003	Dec. 31, 2002
	Manufactured Housing		Mortgage
Weighted average life (in years)	5.7	4.9	0.8	0.9
Weighted average prepayment rate (1)	5.8%	8.2%	58.2%	52.6%
Weighted average default rate	5.6%	6.3%	N/A	N/A
Loss severity rate	94.4%	86.6%	N/A	N/A
Weighted average loss rate	5.3%	5.5%	2.8%	3.3%
Cumulative loss (2)	30.2%	27.0%	2.2%	3.0%
Weighted average discount rate – asset	14.0%	14.0%	8.1%	9.3%
Weighted average discount rate – liability	6.6%	6.6%	—	—

(1)                               Excludes weighted average default rate.

(2)                               Remaining estimated net losses divided by outstanding principal balance.

Servicing Assets

On a quarterly basis, GreenPoint reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. For manufactured housing loans, the predominant risk characteristics are loan type and interest rate type. For mortgage loans, the predominant risk characteristics are loan type and interest rate. The asset pools underlying certain mortgage and manufactured housing servicing assets at times do not meet agreed-upon servicing covenants. Management evaluates the impact of these covenants on the value of the servicing assets and incorporates the assessment in their quarterly impairment review.

The activity in servicing assets is summarized as follows:

	At and for the Quarter Ended September 30,				At and for the Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
(In millions)	Manufactured Housing		Mortgage		Manufactured Housing		Mortgage
Servicing Assets
Balance at beginning of period	$97	$115	$122	$90	$101	$127	$112	$86
Additions	—	—	43	17	—	3	90	44
Sales	—	—	—	—	—	—	(20)	(8)
Amortization	(2)	(8)	(11)	(8)	(6)	(23)	(28)	(23)
Balance at end of period	95	107	154	99	95	107	154	99
Reserve for impairment of servicing assets
Balance at beginning of period	(70)	(70)	(29)	(23)	(69)	(67)	(27)	(23)
Recoveries (additions)	2	10	7	(4)	1	7	5	(4)
Balance at end of period	(68)	(60)	(22)	(27)	(68)	(60)	(22)	(27)
Servicing assets, net	$27	$47	$132	$72	$27	$47	$132	$72

The estimated fair values of manufactured housing servicing assets were $37 million and $54 million at September 30, 2003 and 2002, respectively, and $38 million at December 31, 2002.

The estimated fair values of mortgage servicing assets were $138 million and $78 million at September 30, 2003 and 2002, respectively, and $90 million at December 31, 2002.

Servicer advances receivable totaled $97 million and $85 million at September 30, 2003 and December 31, 2002, respectively.

The significant assumptions used in estimating the fair value of the servicing assets at September 30, 2003 and December 31, 2002 were as follows:

	Sept. 30, 2003		Dec. 31, 2002		Sept. 30, 2003		Dec. 31, 2002
	Manufactured Housing				Mortgage
Weighted average prepayment rate	6.5	%(1)	7.4	%(1)	28.3	%(2)	25.4	%(2)
Weighted average life (in years)	5.4		5.1		5.1		4.6
Weighted average default rate	5.0%		5.2%		N/A		N/A
Cash flows discounted at	14.0%		14.0%		10.1%		10.2%

(1)                               Excludes weighted average default rate.

(2)                               Includes weighted average default rate.

NOTE 5                            Derivative Financial Instruments

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie Mae and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with funded mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $3.3 billion and $3.2 billion at September 30, 2003 and December 31, 2002, respectively. The forward delivery commitments designated as fair value hedges associated with funded loans had notional values of $2.3 billion and $2.4 billion at September 30, 2003 and December 31, 2002, respectively. The notional amounts of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments on mortgage loans were $836 million and $833 million at September 30, 2003 and December 31, 2002, respectively. The amount of hedge ineffectiveness for the three months ended September 30, 2003 was a gain of $4 million and is included in gain on sale of loans. There was no gain or loss from hedge ineffectiveness for the three months ended September 30, 2002.

The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

The risks inherent in derivatives are the potential inability of a counterpart to meet the terms of its contract and the risk associated with changes in the fair values of the contracts due to movements in the underlying interest rates. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. At December 31, 2002, the receivable on contracts with a positive fair value was $1 million. There was no receivable at September 30, 2003. To reduce credit risk, management may deem it necessary to obtain collateral.

NOTE 6                            Stock Incentive Plans

For the nine months ended September 30, 2003, the Company granted options to purchase 2,092,800 shares of the Company’s common stock to certain officers and directors, at an exercise price range of between $30.52 and $34.26. These awards vest at various intervals over three years, on the anniversary dates of the awards.

NOTE 7                            Discontinued Operations

The assets and liabilities from discontinued operations at September 30, 2003 and December 31, 2002 were as follows:

(In millions)	Sept. 30, 2003	Dec. 31, 2002
Assets:
Cash, cash equivalents and securities	$36	$34
Retained interests in securitizations	1	4
Loans receivable held for investment	48	44
Servicing assets	27	32
Other assets	241	243
Total assets	$353	$357
Liabilities:
Liability under recourse exposure	$256	$300
Other liabilities and allocated capital	97	57
Total liabilities and equity	$353	$357

Net income (loss) from discontinued operations was $0.2 million and $0.6 million for the quarter and nine months ended September 30, 2003 versus $(0.2) million and $1.5 million in the year ago periods of 2002, respectively.

The notional value of swaps related to specific manufactured housing securitizations was $556 million and $639 million at September 30, 2003 and December 31, 2002, respectively.

During the quarter and nine months ended September 30, 2002, GreenPoint originated manufactured housing loans totaling $2 million and $106 million. These loans related to commitments outstanding at December 31, 2001 and were recorded at their estimated fair value. These loans were sold during the third quarter of 2002 at a sales price, which approximated their previously estimated fair value.

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

The accounting policies of the segments are the same as described in Note 1 “Summary of Significant Accounting Policies”. The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment. Credit losses are charged to the balance sheet management segment in an amount equal to net charge-offs. The expenses relating to administrative units of the Company such as executive, finance and audit are not allocated to individual operating segments.

	Quarter Ended September 30, 2003
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$39.1	$61.1		$100.2	$52.0	$152.2	$—	$152.2
Provision for loan losses	(1.1)	—		(1.1)	—	(1.1)	—	(1.1)
Net interest income after provision for loan losses	38.0	61.1		99.1	52.0	151.1	—	151.1
Non-interest income:
Loan servicing fees	—	—		—	22.7	22.7	(11.0)	11.7
Banking fees and commissions	—	18.6		18.6	—	18.6	—	18.6
Other income	6.1	—		6.1	(1.9)	4.2	—	4.2
Net gain on sale of loans	—	—		—	121.6	121.6	(15.7)	105.9
Change in valuation of retained interests	—	—		—	(1.1)	(1.1)	—	(1.1)
Net gain on sale of securities	1.4	—		1.4	—	1.4	—	1.4
Total non-interest income	7.5	18.6		26.1	141.3	167.4	(26.7)	140.7
Non-interest expense:
Depreciation	—	2.7		2.7	4.9	7.6	1.3	8.9
ESOP and stock plans expense	—	1.4		1.4	4.2	5.6	1.3	6.9
Other expenses	0.5	31.2		31.7	64.7	96.4	17.5	113.9
Total non-interest expense	0.5	35.3		35.8	73.8	109.6	20.1	129.7
Segment income (loss) before taxes	$45.0	$44.4		$89.4	$119.5	$208.9	$(46.8)	$162.1
Total Assets	$15,549	$496	(2)	$16,045	$6,452	$22,497	$369 (3)	$22,866

	Quarter Ended September 30, 2002
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$77.0	$59.4		$136.4	$54.5	$190.9	$—	$190.9
Provision for loan losses	(0.5)	—		(0.5)	—	(0.5)	—	(0.5)
Net interest income after provision for loan losses	76.5	59.4		135.9	54.5	190.4	—	190.4
Non-interest income:
Loan servicing fees	—	—		—	(7.6)	(7.6)	7.2	(0.4)
Banking fees and commissions	—	15.4		15.4	—	15.4	—	15.4
Other income	3.9	0.2		4.1	0.1	4.2	—	4.2
Net gain on sale of loans	—	—		—	97.7	97.7	(8.5)	89.2
Change in valuation of retained interests	—	—		—	(0.1)	(0.1)	—	(0.1)
Net gain on sale of securities	1.8	—		1.8	—	1.8	—	1.8
Total non-interest income	5.7	15.6		21.3	90.1	111.4	(1.3)	110.1
Non-interest expense:
Depreciation	—	2.2		2.2	3.1	5.3	1.6	6.9
ESOP and stock plans expense	(0.1)	1.3		1.2	4.4	5.6	0.7	6.3
Other expenses	0.6	27.1		27.7	45.8	73.5	14.9	88.4
Total non-interest expense	0.5	30.6		31.1	53.3	84.4	17.2	101.6
Segment income (loss) before taxes	$81.7	$44.4		$126.1	$91.3	$217.4	$(18.5)	$198.9
Total Assets	$14,947	$485	(2)	$15,432	$6,767	$22,199	$383 (3)	$22,582

(1)          Balance Sheet Management segment largely consists of the mortgage portfolio, MBS and investment securities.

(2)          Retail Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $12.5 billion and $11.4 billion for the quarter ended September 30, 2003 and 2002, respectively.

(3)          Includes the assets of the discontinued business segment.

(4)          Other includes intercompany eliminations and unallocated administrative expenses.

(5)          Intersegment revenues, in the mortgage banking segment, for the quarter ended September 30, 2003 and 2002 were $26.7 million and $1.3 million.

	Nine Months Ended September 30, 2003
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$167.1	$180.0		$347.1	$147.8	$494.9	$—	$494.9
Provision for loan losses	(2.0)	—		(2.0)	—	(2.0)	—	(2.0)
Net interest income after provision for loan losses	165.1	180.0		345.1	147.8	492.9	—	492.9
Non-interest income:
Loan servicing fees	—	—		—	23.5	23.5	(6.4)	17.1
Banking fees and commissions	—	50.3		50.3	—	50.3	—	50.3
Other income	15.3	—		15.3	(4.6)	10.7	—	10.7
Net gain on sale of loans	—	—		—	423.2	423.2	(47.3)	375.9
Change in valuation of retained interests	—	—		—	(2.5)	(2.5)	—	(2.5)
Net gain on sale of securities	2.0	—		2.0	—	2.0	—	2.0
Total non-interest income	17.3	50.3		67.6	439.6	507.2	(53.7)	453.5
Non-interest expense:
Depreciation	—	7.2		7.2	12.6	19.8	4.1	23.9
ESOP and stock plans expense	0.1	4.4		4.5	12.0	16.5	3.2	19.7
Other expenses	1.3	92.1		93.4	182.4	275.8	55.8	331.6
Total non-interest expense	1.4	103.7		105.1	207.0	312.1	63.1	375.2
Segment income (loss) before taxes	$181.0	$126.6		$307.6	$380.4	$688.0	$(116.8)	$571.2
Total Assets	$15,549	$496	(2)	$16,045	$6,452	$22,497	$369 (3)	$22,866

	Nine Months Ended September 30, 2002
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$244.3	$177.8		$422.1	$139.3	$561.4	$—	$561.4
Provision for loan losses	(1.2)	—		(1.2)	—	(1.2)	—	(1.2)
Net interest income after provision for loan losses	243.1	177.8		420.9	139.3	560.2	—	560.2
Non-interest income:
Loan servicing fees	—	—		—	3.2	3.2	7.5	10.7
Banking fees and commissions	—	42.4		42.4	—	42.4	—	42.4
Other income	9.9	0.7		10.6	0.6	11.2	—	11.2
Net gain on sale of loans	—	—		—	299.5	299.5	(34.3)	265.2
Change in valuation of retained interests	—	—		—	(7.2)	(7.2)	—	(7.2)
Net gain on sale of securities	5.6	—		5.6	—	5.6	—	5.6
Total non-interest income	15.5	43.1		58.6	296.1	354.7	(26.8)	327.9
Non-interest expense:
Depreciation	—	6.8		6.8	10.0	16.8	4.3	21.1
ESOP and stock plans expense	—	3.5		3.5	11.4	14.9	4.4	19.3
Other expenses	1.4	77.5		78.9	136.1	215.0	48.5	263.5
Total non-interest expense	1.4	87.8		89.2	157.5	246.7	57.2	303.9
Segment income (loss) before taxes	$257.2	$133.1		$390.3	$277.9	$668.2	$(84.0)	$584.2
Total Assets	$14,947	$485	(2)	$15,432	$6,767	$22,199	$383 (3)	$22,582

(1)                               Balance Sheet Management segment largely consists of the mortgage portfolio, MBS and investment securities.

(2)                               Retail Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $12.5 billion and $11.4 billion for the nine months ended September 30, 2003 and 2002, respectively.

(3)                               Includes the assets of the discontinued business segment.

(4)                               Other includes intercompany eliminations and unallocated administrative expenses.

(5)                               Intersegment revenues, in the mortgage banking segment, for the nine months ended September 30, 2003 and 2002 were $53.7 million and $26.8 million.

NOTE 9                            Earnings Per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2003	2002	2003	2002

Net income from continuing operations	$101.1	$126.5	$357.8	$369.6
Net income from discontinued operations	0.2	(0.2)	0.6	1.5
Net income	$101.3	$126.3	$358.4	$371.1

Weighted average number of common shares outstanding during each period – basic	120.9	131.8	123.8	132.6
Effect of dilutive securities – stock options	2.4	3.1	2.4	3.5
Weighted average number of common shares and common stock equivalents outstanding during each period – diluted	123.3	134.9	126.2	136.1

Basic earnings per share:
Net income from continuing operations	$0.84	$0.96	$2.89	$2.79
Net income from discontinued operations	—	—	0.01	0.01
Net income	$0.84	$0.96	$2.90	$2.80

Diluted earnings per share:
Net income from continuing operations	$0.82	$0.94	$2.84	$2.72
Net income from discontinued operations	—	—	—	0.01
Net income	$0.82	$0.94	$2.84	$2.73

(1)                               Options to purchase 55,500 shares of common stock at prices between $33.40 and $34.26 per share were outstanding at September 30, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the quarter ended September 30, 2003. For the nine months ended September 30, 2003, options to purchase 111,750 shares of common stock at prices between $31.84 and $34.26 where not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

(2)                               Options to purchase 79,500 shares of common stock at prices between $31.49 and $33.40 per share were outstanding at September 30, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for both the quarter and nine months ended September 30, 2002.

NOTE 10                                             Three for Two Stock Split

On July 8, 2003, GreenPoint approved a three-for-two stock split which was distributed on August 20, 2003 to shareholders of record on August 8, 2003. Accordingly, the stock split required retroactive restatement of all historical per share data at September 30, 2003.

GreenPoint Financial Corp. and Subsidiaries
Part I – Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Quarter Ended										Nine Months Ended
	Sept. 30,		June 30,		March 31,		Dec. 31,		Sept. 30,		September 30,
(Dollars in millions, except per share data)	2003		2003		2003		2002		2002		2003		2002
Performance Ratios – Continuing Operations (Annualized):
Return on average assets	1.76%		2.34%		2.40%		2.28%		2.38%		2.16%		2.44%
Return on average equity	21.86		27.46		26.52		27.05		27.32		25.31		27.44
Net interest margin	2.84		3.23		3.51		3.64		3.85		3.19		3.98
Net interest spread	2.73		3.11		3.37		3.52		3.72		3.07		3.83
Operating expense to average assets	2.26		2.24		2.28		2.17		1.91		2.27		2.02
Total non-interest expense to operating revenue	31.4		27.3		27.0		26.4		23.2		28.5		23.3
Efficiency ratio (1)	44.3		37.5		37.3		37.6		33.8		39.8		34.3
Average interest-earning assets to average interest-bearing liabilities	1.05	x	1.05	x	1.06	x	1.05	x	1.05	x	1.05	x	1.05	x

Per Share Data:
Basic earnings per share – continuing operations	$0.84		$1.05		$1.00		$0.99		$0.96		$2.89		$2.79
Diluted earnings per share – continuing operations	0.82		1.03		0.98		0.97		0.94		2.84		2.72
Book value per common share	15.17		15.35		15.00		14.71		14.24		N/A		N/A
Tangible book value per common share	11.91		12.19		11.89		11.69		11.29		N/A		N/A
Dividends per share	0.24		0.21		0.21		0.17		0.17		0.66		0.50
Shares used in calculations (in thousands):
Average (2)	123,253		126,035		129,327		132,238		134,858		126,214		136,100
Period-end (3)	121,351		125,011		126,879		130,765		134,123		N/A		N/A
Total shares outstanding (shares issued less treasury stock purchased)	134,404		138,110		140,541		144,462		147,544		N/A		N/A

Asset Quality Ratios – continuing operations:
Non-accruing loans held for investment to mortgage loans held for investment	1.72%		1.62%		1.67%		1.61%		1.57%
Non-accruing loans held for sale to mortgage loans held for sale	1.60		1.60		1.87		1.18		0.99
Non-performing assets to total assets	1.22		1.18		1.23		1.12		1.02
Allowance for loan losses to non-performing loans held for investment	46.0		46.0		46.4		46.6		48.4
Allowance for loan losses to mortgage loans held for investment	0.79		0.75		0.78		0.75		0.76
Net loan charge-off experience (annualized) to average mortgage loans held for investment	0.05		0.03		0.01		0.04		0.02
Ratio of allowance for loan losses to annualized net charge-offs	16.94	x	30.13	x	64.4	x	20.8	x	42.8	x

Capital Data:
Tier I Capital (to risk weighted assets)	10.96%		11.28%		11.53%		11.43%		11.66%
Total Risk Based Capital (to risk weighted assets)	12.47		12.79		13.08		12.96		13.25
Tier I Capital to average assets	7.18		7.68		7.97		7.51		7.86
Tangible equity to tangible managed assets	5.71		5.89		5.87		5.98		5.68
Tangible equity to managed receivables	7.78		7.96		8.13		7.69		7.27
Purchase of treasury stock	$147		$113		$125		$93		$72		$385		$157

Other Data:
Mortgage loan originations	$9,449		$11,343		$9,328		$9,985		$9,730		$30,120		$23,205
Total managed assets (4)	26,053		26,135		25,856		25,595		26,456		N/A		N/A
Total managed receivables (5)	18,848		19,053		18,354		19,555		20,338		N/A		N/A
Earnings to combined fixed charges: (6)
Excluding interest on deposits	13.25	x	19.66	x	20.67	x	20.61	x	19.09	x	17.51	x	17.22	x
Including interest on deposits	3.36	x	3.89	x	3.77	x	3.58	x	3.49	x	3.68	x	3.28	x
Full-service consumer bank offices	85		85		84		81		75

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements, which are based on management’s current expectations. These forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to earnings growth; revenue growth; origination volume in the Company’s mortgage business; interest and non-interest income levels; fees from product sales; credit performance on loans made by the Company; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; results from new business initiatives in the retail banking business; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions, divestitures and terminating business segments, including related integration and restructuring activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels, interest and non-interest income levels, gain on sale results in the Company’s mortgage business and other aspects of our financial performance; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, required loan loss reserve levels and the Company’s periodic valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which can adversely affect the ability of the Company to sell or securitize loan originations on a timely basis or at prices which are acceptable to the Company, as well as other aspects of our financial performance; actions by rating agencies and the affects of these actions on the Company’s businesses, operations and funding requirements; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues, whether of general applicability or specific to the Company and its subsidiaries; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services; and the risk factors or other uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

General

GreenPoint Financial Corp. (the “Corporation”, “Company” or “GreenPoint”), a $22 billion asset bank holding company consists of two primary businesses – a New York retail bank and a national mortgage business. The retail bank is a New York State chartered savings bank and is the second largest thrift depository in the Greater New York area with $13 billion in deposits in 85 branches serving more than 450,000 households. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, originates a wide variety of exclusively “A” quality loans. This includes agency qualifying loans and Jumbo A loans, and GreenPoint’s specialty Alternative A mortgages.

Overview Of Third Quarter 2003 Financial Results

•                                          Net income from continuing operations for the third quarter of 2003 was $0.82 per diluted share, or $101 million, a decrease of 13% compared with the third quarter of 2002. The results reflect the sudden increase in interest rates during the third quarter, which had a negative impact on net interest income and mortgage banking revenues.

               The normal process of reviewing and verifying financial information for the filing of the Form 10Q for the third quarter ended September 30, 2003 led to an adjustment in the net interest income and earnings per share that was reported in the Company’s earnings announcement via news release on October 16, 2003.

               The change occurred in the accrual of interest for loans held for sale. Some loans that had been sold during the quarter continued to accrue interest beyond the sale date. The adjustment reversed those accruals. No adjustments were necessary for prior quarters.

               The change to accrued interest led to a reduction of net interest income, and therefore a reduction in net income after tax of $3.1 million and diluted earnings per share of $0.03 from $0.85 to $0.82. All changes resulting from the adjustment are reflected in the financial statements contained in this Form 10Q.

•                                          Total mortgage loan originations for the third quarter of 2003 were $9.4 billion, a decrease of 3% over the $9.7 billion originated during the third quarter of 2002. Applications declined 25% over the year ago quarter. The decreases reflected a decline in refinancing activity associated with the rise in interest rates.

•                                          Mortgage sales and securitizations totaled $7.5 billion resulting in realized gains of $106 million, compared with sales and securitizations of $6.3 billion and a gain of $89 million in the comparative quarter a year ago.

•                                          The gain on sale of specialty loans was 227 basis points, down from 306 basis points in the second quarter of 2003 and 286 basis points in the year ago quarter.

•                                          Net interest income from continuing operations totaled $152 million, a decrease of 20% from the $191 million in the third quarter of 2002. The net interest margin was 2.84%, decreasing from 3.85% in the third quarter of 2002. The decline in net interest income and margin reflected the record level of mortgage prepayments incurred during the quarter.

•                                          Core deposits grew to $7.7 billion, up 26% from $6.1 billion a year ago, as the Company continued to benefit from an effective sales culture, free checking programs, small business banking initiative and the de novo branching program. The Company opened seven new branches in the last four months of 2002 and four additional branches in the first nine months of 2003.

•                                          Asset quality in the mortgage portfolio remained strong. Net charge-offs of $1.1 million represented 0.05% annualized of average mortgage loans held for investment.

•                                          GreenPoint continues to maintain a strong capital position with a leverage ratio of 7.18%, a Tier 1 risk-based ratio of 10.96% and a total risk-based capital ratio of 12.47% at September 30, 2003.

•                                          Net income from the discontinued manufactured housing business was $0.2 million, reflecting a performance consistent with management’s most recent projections.

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

Banking Business

	Quarter Ended September 30,
(In millions)	2003	2002
Net interest income	$100.2	$136.4
Provision for loan losses	(1.1)	(0.5)
Net interest income after provision for loan losses	99.1	135.9
Non-interest income:
Banking fees and commissions	18.6	15.4
Other income	6.1	4.1
Net gain on securities	1.4	1.8
Total non-interest income	26.1	21.3
Non-interest expense	35.8	31.1
Income before income taxes	$89.4	$126.1
Total Assets	$16,045	$15,432

The banking business reported pre-tax income of $89 million for the third quarter of 2003, a decrease of 29% from the $126 million reported for the third quarter a year ago. The results included pre-tax income of $44 million from the retail banking segment, unchanged from a year ago, and $45 million from the balance sheet management segment, a decrease of 45% from a year ago. The decrease from a year ago quarter was primarily the result of higher prepayment activity and lower interest rates, which reduced the net interest income in the balance sheet management segment.

The Company deliberately maintains an asset-sensitive balance sheet (see Market Risk Management, page 36). Since mortgage banking revenues strengthen in periods of low interest rates, and weaken when rates rise, the asset-sensitive position is designed to offset mortgage banking cyclicality over time. The benefits of the counter-cyclical relationship between the mortgage and retail banking businesses were not realized during the third quarter of 2003. Going forward, we expect this balance to reassert itself as balance sheet and retail banking revenues increase in a higher interest rate environment.

The increase in non-interest income reflected higher banking fees associated with the growth in deposit accounts and higher non-interest expense reflected the cost of additional branches associated with the de novo branching program.

Mortgage Banking

	Quarter Ended September 30,
(In millions)	2003	2002
Net interest income	$52.0	$54.5
Non-interest income:
Loan servicing fees	22.7	(7.6)
Other income	(1.9)	0.1
Net gain on sale of loans	121.6	97.7
Change in valuation of retained interests	(1.1)	(0.1)
Total non-interest income	141.3	90.1
Non-interest expense	73.8	53.3
Net income before income taxes	$119.5	$91.3
Total Assets	$6,452	$6,767

The mortgage banking business reported pre-tax income of $120 million, an increase of 31% from the $91 million reported in the third quarter of 2002. Net interest income decreased $3 million, or 5% due to a lower yield earned on the loans held for sale portfolio which was partially offset by a higher average balance. Net gain on sale of mortgage loans increased $24 million or 25% from the year ago period, due to a higher volume of loans sales due to record origination levels in the second quarter of 2003. Service fee income increased $30 million from the prior year quarter as servicing recoveries (both internal and external) of $20 million were recorded in the current quarter, compared with $10 million of impairment reported in the prior year quarter. Non-interest expense increased $21 million to $74 million versus the third quarter a year ago, reflecting the higher level of mortgage originations during the first half of 2003.

Net Interest Income

Net interest income on a fully taxable-equivalent basis, decreased by $39 million and $69 million, or 20% and 12%, to $154 million and $500 million for the quarter and nine months ended September 30, 2003. Net interest margin declined to 2.84% and 3.19% from 3.85% and 3.98% in the comparable quarter and nine months periods a year ago.

The net interest margin decline resulted from the reduction in asset yields associated with the high level of mortgage prepayments, which led to accelerated premium amortization. The accelerated amortization negatively affected the yield on the held for investment mortgage portfolio and the mortgage-backed securities portfolio. The premium amortization on these two portfolios totaled $32 million in the third quarter of 2003, compared with $20 million in the second quarter of 2003 and $10 million in the prior year third quarter. Year to date premium amortization totaled $68 million, compared with $20 million in the prior year.

Net interest income in the third quarter of 2003 was also affected by the suspension of the quarterly dividend by the Federal Home Loan Bank of New York. No income was recognized in the current quarter compared with income of $4 million in the second quarter of 2003 and $2 million in the prior year third quarter.

Average earning assets increased by $1.7 billion and $1.9 billion for the quarter and nine month periods, or 9% and 10% to $21.8 billion and $21.0 billion from $20.1 billion and $19.1 billion in the year ago periods. The increase from the prior year third quarter and nine month periods reflected growth in loans held for sale due to higher origination volume, and higher investment securities. The yield on interest-earning assets and rates paid on interest-bearing liabilities, in both periods, decreased due to higher premium amortization and declining market interest rates from a year ago.

The growth in average earning assets was funded in part by a substantial growth in core deposits as the average balance increased 27% and 32% over the comparable quarter and nine month periods a year ago. The growth resulted from the continued success of the Company’s sales culture, checking programs, de novo branching program and small business banking initiative.

Average Consolidated Balance Sheet, Interest and Rates

The following table sets forth certain information relating to the continuing operations of the Company’s average statements of financial condition (unaudited) and statements of income (unaudited) for the quarter and nine months ended September 30, 2003 and 2002, and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. Average balances and yields include non-accrual loans. The yields and costs include fees that are considered adjustments to yields. Interest and yields are presented on a taxable-equivalent yield basis.

	Quarter Ended
	September 30, 2003				September 30, 2002
(Taxable-equivalent interest and rates, in millions) (1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$9,777		$147.2	6.02%	$9,944		$181.1	7.28%
Other loans (2)	24		0.4	7.14	20		0.4	8.22
Loans held for sale (2)	5,901		76.7	5.20	5,354		85.8	6.35
Securities (3)	5,875		45.9	3.12	4,531		58.9	5.20
Other interest-earning assets	267		4.2	6.41	280		5.1	7.31
Total interest-earning assets	21,844		274.4	5.02	20,129		331.3	6.57
Non-interest earning assets (4)	1,144				1,136
Total assets	$22,988				$21,265

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,512		2.3	0.60	$1,310		4.2	1.30
Demand deposits and N.O.W.	2,628		8.5	1.29	1,558		6.6	1.67
Money market and variable rate savings	3,487		10.5	1.19	3,155		14.5	1.83
Total core deposits	7,627		21.3	1.12	6,023		25.3	1.68
Wholesale money market deposits	280		1.0	1.39	42		0.2	1.99
Term certificates of deposit	4,581		33.3	2.87	5,207		43.6	3.32
Total deposits	12,488		55.6	1.76	11,272		69.1	2.44
Mortgagors’ escrow	65		0.3	1.88	81		0.3	1.68
Borrowed funds	7,572		53.8	2.78	7,444		60.3	3.18
Senior notes	350		3.0	3.41	—		—	—
Senior bank notes	—		—	—	20		0.4	6.86
Subordinated bank notes	150		3.5	9.36	150		3.5	9.36
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200		4.5	9.16	200		4.6	9.16
Total interest-bearing liabilities	20,825		120.7	2.29	19,167		138.2	2.85
Other liabilities (5)	312				246
Total liabilities	21,137				19,413
Stockholders’ equity	1,851				1,852
Total liabilities and stockholders’ equity	$22,988				$21,265
Net interest income/interest rate spread (6)			$153.7	2.73%			$193.1	3.72%
Net interest-earning assets/net interest margin (7)	$1,019			2.84%	$962			3.85%
Ratio of interest-earning assets to interest-earning liabilities	1.05	x			1.05	x

	Nine Months Ended
	September 30, 2003				September 30, 2002
(Taxable-equivalent interest and rates, in millions) (1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$9,779		$470.2	6.41%	$10,019		$561.9	7.48%
Other loans (2)	22		1.2	7.47	20		1.3	8.49
Loans held for sale (2)	5,364		223.2	5.56	4,355		212.2	6.51
Securities (3)	5,535		160.2	3.86	4,419		185.6	5.60
Other interest-earning assets	294		13.2	6.02	291		22.1	10.20
Total interest-earning assets	20,994		868.0	5.52	19,104		983.1	6.86
Non-interest earning assets (4)	1,143				1,060
Total assets	$22,137				$20,164

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,446		7.8	0.72	$1,284		13.1	1.36
Demand deposits and N.O.W.	2,371		25.5	1.44	1,083		10.3	1.28
Money market and variable rate savings	3,429		35.1	1.37	3,115		43.9	1.89
Total core deposits	7,246		68.4	1.26	5,482		67.3	1.64
Wholesale money market deposits	121		1.3	1.42	42		0.7	2.12
Term certificates of deposit	4,858		109.0	3.00	5,463		152.1	3.72
Total deposits	12,225		178.7	1.95	10,987		220.1	2.68
Mortgagors’ escrow	65		0.9	1.91	83		1.1	1.72
Borrowed funds	7,190		160.5	2.95	6,653		163.8	3.25
Senior notes	150		3.8	3.35	—		—	—
Senior bank notes	—		—	—	96		4.9	6.76
Subordinated bank notes	150		10.5	9.36	150		10.5	9.36
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200		13.7	9.16	200		13.7	9.16
Total interest-bearing liabilities	19,980		368.1	2.45	18,169		414.1	3.03
Other liabilities (5)	272				199
Total liabilities	20,252				18,368
Stockholders’ equity	1,885				1,796
Total liabilities and stockholders’ equity	$22,137				$20,164
Net interest income/interest rate spread (6)			$499.9	3.07%			$569.0	3.83%
Net interest-earning assets/net interest margin (7)	$1,014			3.19%	$935			3.98%
Ratio of interest-earning assets to interest-earning liabilities	1.05	x			1.05	x

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

	Quarter Ended Sept. 30, 2003 Compared to Quarter Ended Sept. 30, 2002 Increase/(Decrease)			Nine Months Ended Sept. 30, 2003 Compared to Nine Months Ended Sept. 30, 2002 Increase/(Decrease)
	Due to			Due to
(In millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Mortgage loans held for investment (1)	$(3.0)	$(30.9)	$(33.9)	$(13.2)	$(78.5)	$(91.7)
Other loans (1)	0.1	(0.1)	—	0.1	(0.2)	(0.1)
Loans held for sale	8.2	(17.3)	(9.1)	44.8	(33.8)	11.0
Securities	14.5	(27.5)	(13.0)	40.4	(65.8)	(25.4)
Other interest-earning assets	(0.3)	(0.6)	(0.9)	0.2	(9.1)	(8.9)
Total interest earned on assets	19.5	(76.4)	(56.9)	72.3	(187.4)	(115.1)
Savings	0.6	(2.5)	(1.9)	1.5	(6.8)	(5.3)
Demand deposits and N.O.W.	3.7	(1.8)	1.9	13.6	1.6	15.2
Money market and variable rate savings	1.4	(5.4)	(4.0)	4.1	(12.9)	(8.8)
Wholesale money market deposits	0.9	(0.1)	0.8	0.9	(0.3)	0.6
Term certificates of deposit	(4.9)	(5.4)	(10.3)	(15.6)	(27.5)	(43.1)
Mortgagors’ escrow	—	—	—	(0.3)	0.1	(0.2)
Borrowed funds	1.0	(7.5)	(6.5)	12.7	(16.0)	(3.3)
Senior notes	3.0	—	3.0	3.8	—	3.8
Senior bank notes	(0.4)	—	(0.4)	(4.9)	—	(4.9)
Subordinated bank notes	—	—	—	—	—	—
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	—	(0.1)	(0.1)	—	—	—
Total interest paid on liabilities	5.3	(22.8)	(17.5)	15.8	(61.8)	(46.0)
Net change in net interest income	$14.2	$(53.6)	$(39.4)	$56.5	$(125.6)	$(69.1)

(1)                               In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

Provision for loan losses

The provision for loan losses was $1.1 million and $2.0 million for the third quarter and nine months periods ended September 30, 2003, an increase of $0.6 million $0.8 million from the year ago quarter and nine month periods. The provision equaled net charge-offs for all periods.

Non-Interest Income

The following table summarizes the components of non-interest income:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Income from fees and commissions:
Loan servicing fees	$11.7	$(0.4)	$17.1	$10.7
Banking services fees and commissions	18.6	15.4	50.3	42.4
Fees, commissions and other income	4.2	4.2	10.7	11.2
Total income from fees and commissions	34.5	19.2	78.1	64.3
Net gain on sales of mortgage loans	105.9	89.2	375.9	265.2
Change in valuation of retained interests	(1.1)	(0.1)	(2.5)	(7.2)
Net gain on securities	1.4	1.8	2.0	5.6
Total non-interest income	$140.7	$110.1	$453.5	$327.9

Non-interest income in the third quarter and nine months ended September 30, 2003 was $141 million and $454 million, up 28% and 38% from the comparable periods a year ago. The increase versus the year ago period was due to a substantial increase in net gain on sale of mortgage loans. The gain on sale of loans is described in further detail in the following paragraphs.

Income from fees and commissions totaled $35 million and $78 million for the quarter and nine months ended September 30, 2003, versus $19 million and $64 million in the same periods a year ago. Loan servicing fees increased for both the current quarter and nine month periods versus the year ago periods reflecting a recovery of servicing rights impairment of $7 million versus temporary impairments recognized in the prior periods. The $3 million and $8 million increase in banking fees for the quarter and nine months periods, versus a year ago, was due to an increase in the number of checking accounts as a result of de novo branch expansion along with consumer bank marketing initiatives that increased core deposit accounts.

Gain on sale of loans

The following table summarizes loans sold and average margins earned:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Whole loan – Mortgage:
Sales	$7,445	$6,293	$24,933	$17,690
Gain on sale	$105.3	$88.1	$369.8	$258.2
Average margin	1.42%	1.40%	1.48%	1.46%
Average margin by product type:
Specialty products (1)	2.27%	2.86%	2.75%	2.93%
Home equity / Seconds	1.50%	1.13%	1.42%	1.23%
Agency / Jumbo	0.95%	0.59%	0.88%	0.62%
Securitizations – Mortgage:
Sales	$32	$49	$385	$275
Gain on sale (2)	$0.6	$1.1	$6.1	$7.0
Average margin	1.87%	2.27%	1.60%	2.53%

(1)                Specialty products include: Alt A, No Doc and A minus programs.

(2)                Includes draws from prior period securitizations.

Gain on sale of mortgage loans increased for the quarter and nine months ended September 30, 2003, versus the comparable periods a year ago, principally due to a higher volume of loans sold along with slightly higher margins earned on the sales. The average sale margin was 142 basis points compared to 140 basis points for the third quarter of 2002.

The margin earned on specialty products declined to 2.27% in the third quarter of 2003 from 2.86% reported in the prior year third quarter. Year to date, the gain on sale margin for specialty products was 2.75% in 2003 compared with 2.93% in 2002. The narrower sales margins reflect, in part, an increase in competition as more mortgage originators compete in the specialty product market.

The decline during the third quarter also resulted from the projected drop in refinance activity given the rise in interest rates during the period. While investors pay a premium for the slower expected prepayments associated with the Alt A and No Doc products, prepayment expectations lowered across all mortgage products, reducing the incremental value investors placed on the prepay benefit of specialty products relative to conforming products. The Company will take account of the new relationship between specialty loans and conforming products, as well as competitive market conditions, in pricing its loans to achieve a desirable combination of sales margins and volumes.

In the third quarter of 2003, the Company recognized a gain of $1 million related to prior securitizations of home equity lines of credit. The year ago period gain represented gains on previously securitized home equity lines.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Salaries and benefits	$66.8	$49.2	$194.9	$145.9
Employee Stock Ownership and stock plans expense	6.9	6.3	19.7	19.3
Net expense of premises and equipment	22.3	18.1	64.1	53.6
Advertising	4.3	4.0	13.2	12.6
Federal deposit insurance premiums	0.5	0.4	1.5	1.4
Other administrative expenses	29.6	23.6	84.0	72.2
Total general and administrative expenses	130.4	101.6	377.4	305.0
Other real estate owned operating income, net	(0.7)	—	(2.2)	(1.1)
Total non-interest expense	$129.7	$101.6	$375.2	$303.9

Total general and administrative expense increased $29 million to $130 million from $102 million for the quarter ended September 30, 2002 and increased $72 million to $377 million from $305 million for the nine month periods. The non-interest expense increase versus a year ago reflected the increased mortgage origination volume and higher costs associated with the de novo branching program. The salaries and benefits expense increase of $18 million and $49 million for the quarter and nine months ended September 30, 2003 versus a year ago related to the significant increase in mortgage production.

Income Tax Expense

Income tax expense decreased $11 million, or 16%, to $61 million for the third quarter of 2003 and decreased $1 million to $213 million for the first nine months of 2003, versus the comparable periods a year ago. The decrease for the third quarter is due to lower pre-tax income offset by a rise in the effective tax rate from 36.4% to 37.6%. The rise for the nine months, compared to 2002, is due to higher pre-tax income and an increase in the effective tax rate from 36.9% to 37.4%.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Mortgage:
Total applications received	$15,409	$20,478	$56,987	$47,552
Loans originated:
Specialty products (1)	$3,132	$2,689	$8,813	$7,335
Home equity / Seconds	616	646	1,758	1,958
Agency / Jumbo	5,701	6,395	19,549	13,912
Total loans originated (2)	$9,449	$9,730	$30,120	$23,205
Commitments to originate loans (end of period):
Locked (3)	$2,191	$2,960	$2,191	$2,960
Un-locked	6,916	6,455	6,916	6,455
Total commitments to originate loans (end of period)	$9,107	$9,415	$9,107	$9,415
Loans held for sale (end of period)	$6,010	$6,336	$6,010	$6,336

(1)                               Specialty products include: Alt A, No Doc and A minus programs

(2)                               Total loans originated include correspondent purchases for the held for investment portfolio, which totaled $286 million and $1.8 billion for the quarter and nine months ended September 30, 2003.

(3)                               Represents commitments on which the Company is committed to lend at an agreed upon interest rate.

Total loan originations during the quarter and nine month periods for the mortgage business were $9.4 billion and $30.1 billion, down from $9.7 billion in the third quarter a year ago and up from $23.2 billion during the first nine months of 2002. Specialty product originations were $3.1 billion and $8.8 billion for the quarter and nine month periods, up from $2.7 billion and $7.3 billion in the comparable periods a year ago. Agency / Jumbo originations decreased from $6.4 billion to $5.7 billion in the third quarter versus a year ago and increased from $13.9 billion to $19.5 billion for the nine months ended September 30, 2003 versus the same period a year ago. The change in loan origination product mix for the nine months ended September 30, 2003 versus a year ago, reflects the declining interest rate environment and the strong demand for mortgage refinancing during the first half of 2003.

Non-Performing Assets:

Non-performing assets consist of non-accruing loans and other real estate owned. GreenPoint reports non-accruing loans separately for the held for investment and held for sale portfolios. The ratio of non-accruing loans held for investment to mortgage loans held for investment increased to 1.72% at September 30, 2003 from 1.61% at December 31, 2002 and the ratio of non-performing assets to total assets increased to 1.22% at September 30, 2003 from 1.12% at December 31, 2002. GreenPoint attempts to convert these assets to interest-earning assets as quickly as possible, while minimizing potential losses on conversion.

Non-performing loans held for sale represent delinquent loans in the mortgage warehouse that mostly have been acquired as repurchases against representations and warranties. These loans increased to $96 million at the end of the third quarter from $66 million at December 31, 2002. This increase has resulted from the substantial growth in loans sold over the past two years. GreenPoint maintains a valuation reserve through which the value of these loans is adjusted to the estimated fair value.

Non-performing assets, were as follows:

(In millions)	Sept. 30, 2003	Dec. 31, 2002
Non-accrual loans receivable held for investment (1)	$162	$160
Non-accrual loans receivable held for sale	96	66
Total non-performing loans	258	226
Total other real estate owned, net	21	17
Total non-performing assets	$279	$243

Other loans 90 days or more delinquent and still accruing	$1	$1

(1)                               Includes $4 and $5 million of non-accrual mortgage loans under 90 days past due at September 30, 2003 and December 31, 2002, respectively.

Loan Servicing Portfolio

The following table summarizes the dollar amount of loans serviced for GreenPoint and for others:

(In millions)	Sept. 30, 2003	Dec. 31, 2002
Mortgage:
Serviced for GreenPoint (1)	$13,260	$14,936
Serviced for others (third parties)	17,042	14,647
Total loan servicing portfolio	$30,302	$29,583

(1)                               Includes loans held for sale and loans held for investment at end of period.

Allowance for Possible Loan Losses:

The following is a summary of the provision and allowance for possible loan losses:

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Balance at beginning of period	$77.7	$77.7	$77.7	$80.6
Provision charged to income:
Continuing	1.1	0.5	2.0	1.2
Discontinued	(0.3)	(0.3)	(0.6)	(0.4)
Charge-offs:
Mortgage	(1.2)	(0.5)	(2.3)	(1.2)
Manufactured housing	(1.1)	—	(3.7)	—
Manufactured housing – transfer to loans receivable held for sale	—	—	—	(2.9)
Recoveries:
Mortgage	0.1	—	0.3	—
Manufactured housing	1.4	0.3	4.3	0.4
Balance at end of period	$77.7	$77.7	$77.7	$77.7

Net mortgage loan charge-offs were $1.1 million and $2.0 million for the quarter and nine months ended September 30, 2003, up from $0.5 million and $1.2 million in the year ago periods.

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of September 30, 2003, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal banking regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. As of September 30, 2003, the Bank was well capitalized based on the prompt corrective action guidelines.

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

The Company’s Total Capital and Tier 1 Capital (to risk weighted assets) declined from 12.96% and 11.43%, respectively, at December 31, 2002 to 12.47% and 10.96%, respectively at September 30, 2003. The Company’s ratio of period-end stockholders’ equity to ending total assets at September 30, 2003 was 8.06% compared to 8.82% at December 31, 2002.

	Actual		Required for Capital Adequacy Purposes
(In millions)	Amount	Ratio	Amount	Ratio
As of September 30, 2003
Total Capital (to Risk Weighted Assets):
Company	$1,876	12.47%	$1,204	8.00%
Bank	1,979	13.18	1,201	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,649	10.96%	$602	4.00%
Bank	1,751	11.66	601	4.00
Tier 1 Capital (to Average Assets):
Company	$1,649	7.18%	$918	4.00%
Bank	1,751	7.63	918	4.00

As of December 31, 2002
Total Capital (to Risk Weighted Assets):
Company	$1,924	12.96%	$1,188	8.00%
Bank	1,905	12.83	1,188	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,696	11.43%	$594	4.00%
Bank	1,678	11.30	594	4.00
Tier 1 Capital (to Average Assets):
Company	$1,696	7.51%	$904	4.00%
Bank	1,678	7.42	904	4.00

Stock Repurchase Program

In September 2003, the Company’s Board of Directors authorized a new share repurchase program of up to 5%, or approximately 6.8 million, of its outstanding shares. The repurchase will be at the Company’s discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock.

The Company’s previous share repurchase program was completed during the third quarter. Under this program, the Company repurchased 7.2 million shares, at a cost of approximately $238 million. The repurchased shares are being held in treasury.

Shares repurchased and cost for the quarters and nine months ended September 30, 2003 and 2002 are summarized as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2003	2002	2003	2002

Number of shares repurchased	4,416,000	2,295,000	12,193,650	4,951,800
Cost of repurchases	$147	$72	$385	$157

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

	Quarter Ended					Nine Months Ended September 30,
	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002
						2003	2002
Net income from continuing operations	$101.1	$129.8	$126.9	$128.6	$126.5	$357.8	$369.6
Add back:
Employee Stock Ownership and stock plans expense	6.9	6.7	6.1	6.9	6.3	19.7	19.3
Cash earnings from continuing operations	$108.0	$136.5	$133.0	$135.5	$132.8	$377.5	$388.9

Diluted earnings per share from continuing operations	$0.82	$1.03	$0.98	$0.97	$0.94	$2.84	$2.72
Effect of employee stock plans expense	0.06	0.05	0.05	0.05	0.04	0.15	0.14
Cash earnings per share (1)	$0.88	$1.08	$1.03	$1.02	$0.98	$2.99	$2.86

Performance Ratios (Annualized)
Cash earnings return on average assets	1.88%	2.46%	2.51%	2.40%	2.50%	2.27%	2.57%
Cash earnings return on average equity	23.36	28.87	27.80	28.50	28.67	26.71	28.87
Cash earnings return on tangible equity	29.44	36.95	35.58	36.89	37.43	32.24	37.60

(1)                               Based on the weighted average shares used to calculate diluted earnings per share.

Consolidated Statement of Financial Condition

Total assets of $22.9 billion at September 30, 2003 increased from $21.8 billion at December 31, 2002. The balance sheet reflects growth in the securities portfolio of $1.2 billion and growth in the balance of loans held for sale of $415 million. This was partially offset by a decrease in loans receivable held for investment of $470 million.

Core deposits increased $1.2 billion since year-end 2002, reflecting the continued success of a variety of initiatives to attract checking accounts. This growth was offset in part by a decline of $819 million in higher-cost term certificates of deposit. Market borrowings increased $434 million since year-end 2002, reflecting the net additional funding needed.

Risk Management

The Company has a Corporate Risk Oversight Committee which monitors and supervises the wide variety of risks encountered in the course of business. The Committee is chaired by the President and Chief Operating Officer and includes the heads of its two businesses, the Chief Financial Officer, the Head of Risk Management and the General Counsel. The Committee meets periodically to review credit risk, including both on-balance sheet and off-balance sheet exposure, market risk and operating and business risks which include, but are not limited to, legal and systems risks. These individual types of risks are also analyzed and monitored by separate committees comprised of experts within the business units and on the corporate staff. Liquidity and Credit Risk Management are described fully below. The Market Risk analysis is included in Part I – Item 3 (page 36).

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

Funds provided from financing activities totaled $724 million for the nine months ended September 30, 2003. At September 30, 2003 total borrowings were $7.7 billion, up $434 million from $7.2 billion at December 31, 2002. Membership in the FHLB allows the Bank to secure advances in proportion to its investment in FHLB stock. At September 30, 2003 the Bank had $3.3 billion in outstanding FHLB term advances. The Bank’s ability to secure further advances from the FHLB is based on the market value of the pledged loan portfolio. At September 30, 2003, based on the then current market value of the pledged portfolio, the Bank had additional FHLB borrowing capacity of $1.2 billion. The Bank also uses its mortgage-backed and other investment securities as collateral under short and long-term repurchase agreements. As of September 30, 2003 the Bank had $2.8 billion in outstanding repurchase agreements, which was an increase of $799 million from December 31, 2002. At September 30, 2003 the company had un-pledged securities eligible as collateral for repurchase agreements of $1.8 billion. The Bank also secures overnight and term funding in the Federal Funds market. At September 30, 2003 the Bank had $870 million of overnight purchased Federal Funds.

Deposits continue to be the primary funding source for the Company. Deposit balances experienced a net $715 million increase in the first nine months of 2003. Lower-cost core deposits increased by $1.2 billion offset by a decrease in higher cost term certificates of deposit of $819 million. The decline in certificate of deposit balances resulted from management’s decision to utilize lower cost alternative funding sources rather than pay higher priced retail rates. Time deposits maturing within one year totaled $3.1 billion at September 30, 2003. Consistent with historical trends, a substantial portion of these deposits are expected to be renewed. To the extent these deposits are not renewed, funding is expected to be provided through continued growth in core deposits (checking, savings and money market deposits) and through alternative financing sources.

Credit Risk Management

During the third quarter of 2003, the Company originated mortgage loans for its own portfolio and for disposition in the secondary markets in the form of whole loan sales and securitizations. In general, whole loan sales transfer the credit risk to the purchasers. In contrast, for loans placed in the portfolio, or for loans securitized, the Company retains all or much of the credit risk. As of December 31, 2001, the Company discontinued the origination of manufactured housing loans. However, it continues to service its manufactured housing loan portfolio, including its securitized loan pools. During the fourth quarter of 2002, GreenPoint Bank began to originate small business loans through its branch system to its business banking customers for the Bank’s portfolio.

GreenPoint Bank and GreenPoint Mortgage maintain underwriting policies, procedures and approval authorities appropriate to their businesses. The chief credit executive in GreenPoint Mortgage reports directly to the Executive Vice President of Credit Operations and Technology, outside of the production organization. The chief credit executive in the small business banking group within GreenPoint Bank reports directly to the head of the small business banking group. With respect to mortgage loans originated for whole loan sale to the secondary markets, where credit risk is transferred, underwriting criteria are established to meet the investor requirements. An executive-level Risk Management Division determines the criteria required for loans which will be transferred to GreenPoint’s portfolio or sold through securitizations. With respect to business loans at GreenPoint Bank, a sophisticated scoring system is one of the tools being utilized in the underwriting process.

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

Interest Rate Risk Management Strategies

Interest rate risk inherent on the balance sheet is managed taking into account the risks to earnings in the Company’s main businesses. Most importantly, the Company’s mortgage origination business is sensitive to the level of interest rates. In a low or declining interest rate environment mortgage volumes tend to increase as demand for home purchases and mortgage refinancing increase, leading to growth in mortgage banking revenues. Conversely, high or rising rates subdue mortgage demand, leading to less revenue.

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

The most crucial management assumptions concern prepayments on the Company’s mortgage loan and securities portfolios and the pricing of retail deposits in various interest rate environments. As interest rates decline, mortgage prepayments tend to increase, reducing loan portfolio growth and lowering the portfolio’s average yield. Management’s assumptions are guided by analyzing the prepayment performance of the Company’s portfolio in past rate cycles as well as publicly available research on the prepayment behavior of similar mortgage assets.

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

The following table presents the results of the simulations under a variety of hypothetical interest rate scenarios, based on the Company’s balance sheet position at September 30, 2003. The results are expressed as the percentage change in pretax net interest income from the base scenario in which interest rates are unchanged. The change in income is measured over a period of twelve months.

	Short-term Rate Changes:
Yield Curve	-200 bps	+200 bps
-150 bps	(14.9)%	1.4%
Parallel	(8.7)%	4.0%
+150 bps	(3.2)%	7.3%

The columns represent 200 basis point changes—down and up—in the level of short-term interest rates over a twelve-month time span. The rows indicate changes in the shape of the yield curve over the same time period. The parallel row corresponds to changes in rate levels in which the yield curve retains its shape. In the -150 basis point scenarios, the yield curve flattens, and in the +150 basis point simulations the curve steepens. (As of September 30, 2003 not all rates could fall 200 basis points without reaching zero. In these scenarios rates are reduced until they reach zero. These scenarios are retained to allow for historical comparisons.) For example, a parallel upward shift of 200 basis points would increase net interest income by 4.0% from what would be earned if rates remained constant. An increase of 200 basis points at the short end of the yield curve, accompanied by a 150 basis point flatter curve, would increase net interest income by 1.4% compared with the unchanged scenario.

At September 30, 2002 a parallel 200 basis point downward movement in interest rates was estimated to reduce net interest income by 8.8% from the base case. A parallel 200 basis point rise in rates was estimated to benefit net interest income by 5.5%. Using this parallel case for comparative purposes, the degree of asset sensitivity in the third quarter of 2003 is similar to that reported in the third quarter of 2002. However, asset sensitivity is lower than reported at June 30, 2003, reflecting the increase in interest rates during the third quarter. Some of the benefits from rising rates in the June 30 simulation are embodied in the base case scenario as of September 30. The asset sensitivity at September 30 is the remaining impact from further rate increases.

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

Derivative Financial Instruments

Interest rate derivatives, such as interest rate swaps and Eurodollar futures, are periodically integrated into the Company’s interest rate positions and, therefore, its simulations. The notional amount of these instruments are not included in the company’s balance sheet. There were no outstanding derivative financial instruments hedging the Company’s interest rate position at September 30, 2003.

The Company currently utilizes derivative instruments to manage the exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held for sale.

Prior to the closing of the loan, the Company generally extends an interest rate lock commitment to the borrower. The Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate lock commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments.) These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates. At September 30, 2003, the Company had mandatory forward delivery commitments outstanding amounting to $3.3 billion.

GreenPoint Financial Corp. and Subsidiaries

Part I – Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2003 and, based on its evaluation, has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GreenPoint Financial Corp. and Subsidiaries

Part II – Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number:
	3.1	Bylaws of GreenPoint Bank

	12.1	Ratios of Earnings to Combined Fixed Charges

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Thomas S. Johnson, Chairman and Chief Executive Officer

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer

	32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Thomas S. Johnson, Chairman and Chief Executive Officer

	32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Jeffrey R. Leeds, Executive Vice President and Chief Financial Officer

(b)           Reports on Form 8-K

On July 15, 2003, GreenPoint Financial Corp., a Delaware corporation (the “Company”), filed a current report on Form 8-K in connection with the issuance of a press release announcing second quarter results for the period ended June 30, 2003.

On August 26, 2003, GreenPoint Mortgage Securities Inc. filed a current report on Form 8-K in connection with the following: GreenPoint Mortgage Securities Inc. (formerly known as Headlands Mortgage Securities Inc. (the “Registrant”)), is a wholly owned subsidiary of GreenPoint Mortgage Funding, Inc. (the “Company”). The Company is a wholly owned subsidiary of GreenPoint Financial Corp. (“GreenPoint Financial”), a national specialty housing finance company. GreenPoint Financial is listed on the New York Stock Exchange under the symbol “GPT.”  The Company’s present business operations were formed through the transfer to the Company effective October 1, 1999 of the assets and liabilities of Headlands Mortgage Company (“Headlands”). Simultaneously with this transfer, GreenPoint Mortgage Corp., a subsidiary of GreenPoint Financial specializing in non-conforming, no documentation loans, was merged into the Company. All of the mortgage operations of GreenPoint Financial are now conducted through the Company. In connection with this transfer, the stock of the Registrant was transferred by Headlands to the Company and the Registrant was renamed GreenPoint Mortgage Securities Inc. Copies of the Amended and Restated Certificate of Incorporation and By-Laws of the Registrant are filed herewith as Exhibits 3.1 and 3.2, respectively.

On August 26, 2003, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with the filing of a prospectus and prospectus supplement with the Securities and Exchange Commission relating to its GreenPoint Mortgage Securities Inc., GreenPoint Mortgage-Backed Pass-Through Certificates, Series 2003-1.

On August 27, 2003, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2003-1 (“Series 2003-1 Notes”).

On August 27, 2003,GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2003-1 (“Series 2003-1 Notes”).

On August 28, 2003, GreenPoint Mortgage Securities Inc. filed a current report on Form 8-K enclosing the Tax Opinion and Consent of McKee Nelson LLP as they have acted as counsel for GreenPoint Mortgage Securities Inc., in connection with a registration statement on Form S-3 relating to the proposed offering from time to time by one or more trusts in one or more series of Mortgage Pass-Through Certificates.

On September 9, 2003, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with entering into a Pooling and Servicing Agreement dated as of August 1, 2003 (the “Agreement”) among the Company, in its capacity as sponsor (in such capacity, the “Sponsor”), GreenPoint Mortgage Funding, Inc., as seller and master servicer (in each such capacity together, the “Seller” and the “Master Servicer”) and J.P. Morgan Chase Bank, as trustee (in such capacity, the “Trustee”). The Certificates were issued on August 29, 2003.

On September 16, 2003, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with the previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2003-1 (“Series 2003-1 Notes”).

On September 17, 2003, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with the filing of an opinion (the “Opinion”) with the Securities and Exchange Commission relating to the Mortgage-Backed Pass-Through Certificates, Series 2003-1 for incorporation by reference into the Registration Statement on Form S-3 (Registration No. 333-83605).

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

Dated November 14, 2003