Form 10-K
period 2003-12-31
GREENPOINT FINANCIAL CORP
filed 2004-03-10
CIK 911935

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-14320

GreenPoint Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1379001 (IRS employer identification number)
90 Park Avenue, New York, New York 10016 (Address of principal executive offices)
Registrant's telephone number, including area code: (212) 834-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

        As of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $4,690,205,904.

        The number of shares of the registrant's Common Stock issued and outstanding as of February 27, 2004 was 131,720,086 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2004 are incorporated herein by reference—Part III.

TABLE OF CONTENTS

		Page No.
Forward-Looking Statements
	PART I
ITEM 1.	Business	3
ITEM 2.	Properties	23
ITEM 3.	Legal Proceedings	24
ITEM 4.	Submission of Matters to a Vote of Security Holders	24
	PART II
ITEM 5.	Market for Registrant's Common Equity and Related Stockholder Matters	24
ITEM 6.	Selected Financial Data	25
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	27
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
ITEM 8.	Financial Statements and Supplementary Data	60
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
ITEM 9A.	Controls and Procedures	60
	PART III
ITEM 10.	Directors and Executive Officers of the Registrant	60
ITEM 11.	Executive Compensation	62
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
ITEM 13.	Certain Relationships and Related Transactions	63
ITEM 14.	Principal Accounting Fees and Services	63
	PART IV
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	64
Signatures		68
Index to the Consolidated Financial Statements		70
Exhibit 2.4	—Agreement and Plan of Merger between North Fork Bancorporation, Inc. and GreenPoint Financial Corp.
Exhibit 3.4	—Bylaws of GreenPoint Bank
Exhibit 12.1	—Ratios of Earnings to Fixed Charges—Continuing Operations
Exhibit 21.1	—Subsidiary Activities
Exhibit 23.1	—Consent of Independent Auditors
Exhibit 31.1	—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain forward-looking statements, which are based on management's current expectations. These forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to earnings growth; revenue growth; origination volume in the Company's mortgage business; interest and non-interest income levels; fees from product sales; credit performance on loans made by the Company; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; results from new business initiatives in both the retail banking and mortgage businesses; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: risks and uncertainties related to acquisitions, divestitures and terminating business segments, including related integration and restructuring activities; prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels, interest and non-interest income levels, gain on sale results in the Company's mortgage business and other aspects of our financial performance; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, required loan loss and representation and warranty reserve levels, and the Company's periodic valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which can adversely affect the ability of the Company to sell or securitize loan originations on a timely basis or at prices which are acceptable to the Company, as well as other aspects of our financial performance; actions by rating agencies and the affects of these actions on the Company's businesses, operations and funding requirements; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues, whether of general applicability or specific to the Company and its subsidiaries; other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services; and the risk factors or other uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission, including the Risk Factors section included in this Annual Report on Form 10-K on page 9. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General

Business Activities

        This business description should be read in conjunction with the Risk Factors described on page 9. GreenPoint Financial Corp. (the "Corporation", "Company" or "GreenPoint") is a bank holding company organized under the laws of the state of Delaware and registered under the Bank Holding Company Act of 1956, as amended.

        The Company, a $23 billion asset bank holding company, is among the most profitable of the 50 largest banking companies in the country. GreenPoint manages two primary businesses—a national mortgage business and a New York retail bank. GreenPoint Mortgage ("GPM"), headquartered in Novato, California, originates a wide variety of exclusively "A" quality loans. This includes agency qualifying loans and Jumbo A loans, and GreenPoint's specialty Alternative A mortgages. The retail bank is a New York State chartered savings bank and is the second largest thrift depository in the Greater New York area with $12 billion in deposits in 90 branches serving more than 450,000 households.

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

        In December 2001, GreenPoint formally adopted a Plan to discontinue the manufactured housing lending business. The Plan of discontinuation included the decision to cease accepting loan applications and to fund only loans pertaining to existing loan commitments at the time the Plan was adopted. The Company will continue to honor its contractual commitments to service its loan portfolio. A restructuring accrual has been established to account for current and future contractual commitments outstanding, however this accrual may need to be adjusted in the future if events change significantly.

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

Agreement and Plan of Merger

        On February 16, 2004, an Agreement and Plan of Merger dated February 15, 2004 by and between North Fork Bancorporation, Inc. ("North Fork") and GreenPoint was announced. The agreement provides that North Fork will acquire GreenPoint in an all stock transaction. Under the terms of the agreement, in a tax-free exchange of shares, GreenPoint shareholders will receive a fixed exchange ratio of 1.0514 shares of North Fork common stock for each GreenPoint share held upon consummation of the acquisition.

        The agreement has been approved unanimously by the Boards of Directors of both companies and is subject to all required regulatory approvals, approval by shareholders of both companies and other customary conditions. The agreement establishes a reciprocal termination fee of $250 million and is expected to be completed in the fourth quarter of 2004.

Mortgage Banking Activities

Products and Services

        The Company, through its mortgage banking subsidiary GreenPoint Mortgage Funding, Inc. ("GPM") is in the business of originating, selling, securitizing, and servicing mortgage loans secured primarily by one—to—four family residences. Also, certain loans originated by GPM are retained in the Bank's loan portfolio. As a specialty mortgage lender, GPM's strategy is to focus on specialized mortgage loan products for primarily high credit quality borrowers. GPM generally places an emphasis on credit scores obtained from three major credit bureaus to evaluate the credit quality of borrowers. GPM considers "high credit quality borrowers" to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac") (collectively "the Agencies"). The specialized mortgage loans targeted by GPM provide a relatively greater "spread" (i.e., greater interest and other income to the originator relative to the cost associated with funding and selling the mortgage loans) compared to other mortgage loans that present a similar credit risk. GPM believes that its wholesale lending channel, supported by its correspondent and retail lending channels, provides an efficient and responsive origination system for the types of mortgage loans it seeks to originate.

        GPM presently offers a broad range of mortgage loan products in order to provide maximum flexibility to borrowers and third party mortgage brokers and other entities through which it originates mortgage loans. These products include conforming agency mortgage loans, non-conforming mortgage loans (including Alt—A mortgage loans), home equity loans and limited documentation ("No Doc") loans. Alt A loans may fail to satisfy certain elements of the agency underwriting criteria, such as those relating to documentation, employment history, income verification, loan—to—value ratios, qualifying ratios, or other compensating factors. No Doc loans serve a particular niche of borrowers willing to pay a premium in the form of higher interest rates and provide larger down payments. In return, the borrower receives more expedient loan processing by virtue of providing less income and asset information, as compared to loans underwritten in conformance with Agency standards.

Credit Parameters

        Loan amount limits, maximum loan-to-value ratios and loan pricing are guided by an evaluation of a borrower's credit history and the loan purpose. This evaluation results in a borrower being classified in a particular loan level category, to which lending parameters have been ascribed by GPM. In making this determination, GPM obtains credit verification from three independent credit bureaus prior to entering into a loan commitment. Factors considered in making the commitment include the number and length of time credit lines have been outstanding, prior mortgage loan payment histories, performance on installment loans and revolving lines of credit, collection and charge-off experience, and prior bankruptcies and foreclosures. GPM also considers a credit score ascribed to the borrower under a credit evaluation methodology developed by Fair, Isaac and Company ("FICO"). This score indicates, based on their statistical analysis, the percentage of borrowers that would be expected to become 90 days delinquent on an additional loan.

Mortgage Loan Servicing

        GPM also engages in mortgage loan servicing, which includes the processing of mortgage loan payments and the administration of mortgage loans. GPM's primary source of servicing rights consists of a significant portion of the Bank's loan portfolio and mortgage loans it has originated and sold, and for which it has retained the right to service. As of December 31, 2003, GPM's mortgage loan servicing portfolio consisted of mortgage loans with an aggregate principal balance of $31.9 billion, including $12.1 billion serviced for GreenPoint and $19.8 billion serviced for other investors. GPM can realize the value embedded in its mortgage loan servicing portfolio immediately by selling its mortgage loan servicing rights or, alternatively, it can realize the value gradually over the life of the mortgage loan servicing portfolio through the receipt of monthly mortgage loan servicing fees and imputed interest.

Retail Banking Activities

        The Retail Branch Network ("Branch Network") consists of 90 full-service banking offices with 146 automated teller machines. The Branch Network operates 34 branches in Long Island, 52 branches in New York City, and 4 branches in Westchester County in New York. In addition to its branch system, the Bank's deposit gathering network includes its telephone banking system. The Branch Network offers a variety of financial services to meet the needs of the communities it serves. Among the services offered are traditional time, savings and checking accounts, annuity products, mutual funds, mortgages, home equity loans, credit and debit cards, on-line banking, life insurance, safe deposit services, student loans, installment loans and automatic payroll and Social Security deposit programs. The Bank also offers a variety of financial services to meet the needs of business communities it serves. Services included are business checking, savings, time, escrow management, IOLA and lease security accounts, Keogh, SEP-IRA, simple IRA, 401k and 403b plans, credit and debit cards, night deposit, on-line banking, merchant credit/debit processing and business credit products.

Manufactured Housing Loan Servicing Activities

        GreenPoint Credit, LLC ("GPC") services manufactured housing loans on behalf of other entities and its own portfolio. At December 31, 2003, GPC serviced approximately 312,600 manufactured housing loans with an outstanding principal balance of $9.7 billion.

        GPC servicing responsibilities include collecting principal and interest payments, taxes, insurance premiums and other payments from obligors and, when such loans are not owned by GPC, remitting principal and interest payments to the owners. Collection procedures are managed in a centralized call center. GPC will enter into workout agreements with obligors under certain defaulted loans, if deemed advisable. Although decisions as to whether to repossess any manufactured home are made on an individual basis, GPC's general policy is to institute repossession procedures promptly after determining that it is unlikely that a defaulted loan will be brought current. Remarketing and resale functions are managed at the regional office level, where resale efforts are diligently pursued upon repossession of manufactured homes.

Securities Investment Activities

        The Board of Directors sets the securities investment policies of the Company and the Bank. These policies contain guidelines and limits regarding the credit quality, liquidity and market risk of the securities portfolios.

        The Company's investment policy permits investments in various types of marketable investments including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, asset-backed securities, corporate debt securities, money market instruments, CD's, Bank notes, preferred stock, commercial paper, municipal obligations, and equity. In addition, the Company, as a member of the Federal Home Loan Bank of New York ("FHLB"), is required to maintain a specified investment in the capital stock of the FHLB.

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

Sources of Funds

        General.    The bank's primary sources of funds are deposits, Federal Funds purchased and Overnight FHLB Advances, FHLB Term Advances, loan sales and securitizations, payments on loans, mortgage backed and other debt securities, maturities and redemptions of investment securities, and borrowings under repurchase agreements. Additionally, the Company has supplemented its funding sources through the prior acquisition of investment grade credit ratings from three credit rating agencies. Obtaining investment grade credit ratings has afforded the Company the ability to access the investment grade debt markets. Refer to page 40 for additional information and discussion about the Company's Liquidity Risk Management.

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

        Federal Funds purchased and Overnight FHLB Advances.    At December 31, 2003, the outstanding balance of Federal Funds purchased was $1.1 billion. Interest expense related to purchased Federal Funds totaled $6 million for the year ended December 2003. Federal Funds are unsecured lines of credit from other financial institutions. At December 31, 2003, the Bank had no overnight FHLB advances. Interest expense related to these overnight FHLB borrowings totaled $12 million for the year ended December 31, 2003. These advances are collateralized by certain one-to four-family residential mortgage loans pledged under a blanket lien to the FHLB.

        FHLB Term Advances.    At December 31, 2003 and 2002, the outstanding balance of FHLB term advances was $2.8 billion and $2.9 billion respectively. Interest expense related to these borrowings totaled $115 million and $119 million for the years ended December 31, 2003 and 2002. These advances are collateralized by certain one-to four-family residential mortgage loans pledged under a blanket lien to the FHLB. At December 31, 2003, $1.7 billion of the $2.8 billion FHLB term advances outstanding, are callable by the FHLB in 2004.

        Repurchase Agreements.    At December 31, 2003 and 2002, the outstanding balance of repurchase agreements was $3.3 billion and $2.0 billion respectively. Interest expense related to these borrowings totaled $78 million and $80 million for the years ended December 31, 2003 and 2002. All of the outstanding repurchase agreements are collateralized by US Government agency securities or non-agency mortgage backed securities. At December 31, 2003, $1.5 billion of the $3.3 billion outstanding repurchase agreements are callable in 2004.

        Senior and Subordinated Bank Notes.    In July 1997, the Company published an Offering Circular under Regulation D authorizing it to issue up to $3 billion of Senior and Subordinated Bank Notes (the "Notes"). Of this allowable capacity, the Company has current outstandings of $350 million of 3.20% Senior Notes maturing on June 6, 2008 and $150 million of 9.25% Subordinated Bank Notes maturing October 1, 2010. On November 13, 2003 the Company entered into a swap transaction which effectively converted the 3.20% fixed rate coupon on the $350 million Senior Notes to a floating rate of three month libor minus 35 basis points, resetting quarterly. Interest expense attributed to the Senior Notes, Senior Bank Notes (which matured July 2002) and Subordinated Bank Notes was $20 million, $19 million and $24 million for each of the years ended December 31, 2003, 2002 and 2001, respectively.

        Other Long Term Debt.    In June 1997, the Company issued $200 million of 9.10% Junior Subordinated Debentures. The Junior Subordinated Debentures mature on June 1, 2027. Interest expense attributable to these Debentures was $18 million for each of the years ended December 31, 2003, 2002 and 2001. See Note 9 for a more complete discussion.

Competition

        The Company faces significant competition both in making loans and in attracting deposits. The Company's competition for loans comes principally from savings banks, commercial banks, savings and loan associations, mortgage banking companies and credit unions. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The New York City metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company. The Bank faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. This competition could have a direct impact on the success of the Bank's de novo branching and small business banking initiatives.

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

Personnel

        At December 31, 2003, the Company had 4,373 full-time employees and 258 part-time employees. None of its employees are represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Federal, State and Local Taxation

        General.    The Company and its subsidiaries report income on a consolidated calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, particularly the Bank's addition to its tax reserve for bad debts as discussed below. The following discussion of tax matters is intended as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries.

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

        However, provided certain definitional tests and conditions are satisfied, the Bank is still permitted to take special reserve method bad debt deductions for both New York State and City. The deductible annual addition to these reserves may be computed using a specific formula based on either the Bank's loss history ("Experience Method") or a statutory percentage equal to 32% of the Bank's New York State or City taxable income ("Percentage Method").

        Taxable Distributions and Recapture.    As part of the 1996 Federal legislation, any pre-1988 bad debt reserves are subject to recapture if the Bank makes certain distributions or ceases to maintain a bank charter. As of December 31, 2003, the Bank's total federal pre-1988 reserve balance was approximately $140 million. No Federal income tax provision exists for the recapture of this reserve, since the Bank does not have any intention of recapturing any portion of this reserve.

        Since the Bank is still entitled to additions to bad debt reserves for New York State and City purposes, a separate amount also exists for the portion of each reserve in excess of the federal reserve. As of December 31, 2003, the amounts of the Bank's state and city tax reserves in excess of the federal were approximately $482 million and $487 million, respectively. In the event the Bank fails certain conditions or definitional tests such as allowing "qualifying assets" to fall below 60% of total assets, the Bank would no longer be allowed to utilize either the New York State or City reserve method of computing bad debt deductions. As a result, the Bank would record a charge relating to the recapture of some or all of the state and city tax reserves. Future bad debt deductions would be based on a "6-year experience" method, which is closely reflective of financial statement loan charge-off activity.

Management does not contemplate any actions that would cause recapture of some or all of the New York reserves into taxable income.

        Corporate Alternative Minimum Tax.    The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is calculated as federal taxable income adjusted for certain items of "tax preference". The alternative minimum tax is equal to the amount the AMT exceeds the company's regular tax. Any AMT paid is available as a credit against future income. Management does not expect to be subject to the AMT.

        State and Local Taxation.    The Company and its respective subsidiaries are required to file state and local tax returns in most of the states in which they do business. Where appropriate, the Company and its subsidiaries join in the filing of a consolidated state or local tax return.

        Generally, state and local taxes in each of these jurisdictions is imposed on the higher of allocated income, capital or a nominal minimum tax. For the year ended December 31, 2003, it is expected that most of the state and local taxes paid by the Company and its subsidiaries will be based on the allocated income alternative.

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

        Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the FRB (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. State Banking Laws contain provisions similar to the CRA which are applicable to New York-chartered banks.

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

        GreenPoint, like other bank holding companies, currently is required to maintain Tier 1 and "total capital" (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit), respectively. At December 31, 2003, GreenPoint met both requirements, with Tier 1 and total capital equal to 11.26% and 12.81% of its total risk-weighted assets.

        The FRB, the FDIC and the Banking Department have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities. The FRB also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 100 to 200 basis points if the holding company does not meet these requirements. At December 31, 2003, GreenPoint's leverage ratio was 7.28%.

        The FRB may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Bank is subject to similar risk-based and leverage capital requirements adopted by the FDIC. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2003. The Bank has not been advised by any federal banking agency or by the Banking Department of any specific minimum leverage ratio requirement applicable to it. Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described under "FDICIA."

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

        As of December 31, 2003, GreenPoint Bank was "well capitalized," based on the guidelines implemented by the bank regulatory agencies. It should be noted, however, that the Bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

        Dividend Restrictions.    GreenPoint's funds for cash distributions to its stockholders are derived from various sources, including cash and investments. The principal source of those funds and funds used to pay principal and interest on GreenPoint's indebtedness is dividends received from the Bank. State Banking Laws impose certain restrictions on the payment of dividends by the Bank to GreenPoint, including restrictions relating to a provision that, without regulatory approval, the Bank cannot declare and pay dividends in any calendar year in excess of its net profits, as defined by the State Banking Laws, for that year combined with its retained net profits, as defined by the State Banking Laws, of the two preceding years, less any required transfer to surplus. At December 31, 2003, $368 million of the total stockholders' equity of the Bank was available for payment of dividends to GreenPoint pursuant to these provisions, as long as the Bank continues to be well-capitalized pursuant to FDICIA and the potential prohibitions discussed in the following paragraph do not apply.

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

        Due to the Bank's current risk-based assessment, as of January 1, 2004, the annual insurance premiums on bank deposits insured by the BIF (approximately 75% of the Bank's deposits) and the SAIF (approximately 25% of the Bank's deposits) were both zero.

        The Deposit Insurance Funds Act of 1996 provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on depository institutions with respect to BIF- and SAIF-insured deposits) to pay for the cost of Financing Corporation funding. The assessment rates as of January 1, 2004 were $0.0154 per $100 annually for BIF-assessable deposits and $0.0154 per $100 annually for SAIF-assessable deposits.

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

The Company operates in competitive markets

        The Company faces significant competition both in making loans and in attracting deposits. The Company competes primarily on the basis of pricing in many of the markets in which it conducts business. From time to time, the Company's competitors seek to compete aggressively on the basis of pricing factors and the Company may lose market share to the extent it is unwilling to match its competitors' pricing in order to maintain its interest or sale margins. To the extent that the Company matches competitors' pricing, it may experience lower interest margins or gain on sale results. In addition, the Company faces significant competition in several of its new growth initiatives, including the retail bank's de novo branching expansion plan and small business banking program. Many of the financial institutions against which the Company competes in these initiatives are much larger than the Company, with greater financial resources and market share. These risks are further described in the Competition section of Item 1 of this Annual Report on Form 10-K.

The Company faces market risk relating to interest rates and mortgage rates

        Interest rate risk arises in the ordinary course of the Company's business, as the repricing characteristics of its loans do not necessarily match those of its deposit liabilities. Changes in interest rates can also affect the number of loans the Company originates, as well as the value of its loans and other interest-earning assets and its ability to realize gains on the sale of those assets and liabilities. Prevailing interest rates also affect the extent to which borrowers prepay loans owned by the Company. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rates decrease, borrowers are more likely to prepay loans. The Company may then be forced to invest the funds generated by those prepayments at less favorable interest rates. Similarly, prepayments on mortgage-backed securities can hurt the value of those securities and the interest income generated from them. In addition, an increase in interest rates could hurt the ability of the Company's borrowers who have loans with floating interest rates to meet their increased payment obligations. If those borrowers were not able to make their payments, then the Company would suffer losses, and its level of performing assets would decline.

        Increases in interest rates might cause depositors to shift funds from accounts that have comparatively lower cost (such as regular savings accounts) to accounts with a higher cost (such as certificates of deposit or other high interest bearing accounts). If the cost of deposits increased at a rate greater than the yield on interest-earning assets increases, the Company's interest-rate spread would suffer.

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

        The Company also securitizes or sells certain mortgage loans with recourse. The Company retains a residual interest in its securitizations. The initial value of these retained interests is determined at the time that the securitization is closed using a net present value analysis of future cash flows. These cash flows are based on management's assumptions related to prepayments and losses on the collateral, overcollateralization requirements, and the spread between the interest rates on the loans and on the certificates. Any difference between the actual cash flows and the assumptions used in the initial net present value analysis could positively or negatively impact the value of the Company's retained interests. The risk to the Company is that the value of the retained interests will be less than the initial value, resulting in a reduction of the value on the Company's books, also known as impairment. Impairment in the value of the retained interests could reduce the Company's income in the period that it occurs.

        In the normal course of business, the company provides certain representations and waranties which permit the purchaser of a loan to return the loan to the Company if certain deficiencies exist in the loan documentation. At the time of the sale, a gain on sale analysis is conducted and a liability is established to cover any expected future losses. The analyses is updated on a regular basis to reflect actual losses to date and to ensure the adequacy of the liability.

        Prior to exiting the manufactured housing lending business, the Company securitized and sold with recourse most of its manufactured housing loans. The Company retains most of the credit risk inherent in these loans. The Company's results from discontinued operations could be adversely affected if its securitizations do not perform consistent with the Company's expectations. These risks are further described in Note 14 of the Company's 2003 Consolidated Financial Statements and are incorporated herein by reference.

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

The Company is extensively regulated

        The Company's operations are subject to extensive regulation by federal, state and local authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on its operations. Policies adopted by these entities can significantly affect the Company's business operations. In addition, these authorities periodically conduct examinations of the Company and may impose various requirements or sanctions.

Legislative and regulatory proposals may unfavorably affect the Company's businesses

        Proposals to change the laws governing financial institutions are frequently raised in federal, state and local legislatures and before regulatory authorities. Changes in applicable laws or policies could materially affect the Company's businesses, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation or regulation might take or how it might affect the Company. Similarly, changes in applicable accounting principles, policies or guidelines could impact the manner in which the Company reports the results of its operations.

The Company's ability to pay dividends is limited

        The Company is a holding company and all of its operations are conducted through its subsidiaries. Therefore, the Company's ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to pay dividends or make other payments to the Company. Certain laws and regulatory requirements limit the ability of the Company's subsidiaries to pay dividends or make other payments to it.

The Company faces several risks relating to business combinations

        The Company continually evaluates mergers, acquisitions and other business combination opportunities and it may undertake informal discussions or negotiations that may result in formal discussions and future business combinations. Transactions of this type have risks relating to, among other things, the loss of key employees, the disruption of ongoing businesses, the failure to integrate the combined businesses and the failure to achieve expected synergies. The Company cannot predict what the consequences would be of any such business combination. However, an unsuccessful business combination, and other factors, could ultimately result in the Company's divestiture or termination of a business segment. In addition, any business combination in which the Company issues common stock could dilute the ownership interest of its stockholders.

The Company's charter and by-laws contain provisions with possible anti-takeover effects

        The Company's certificate of incorporation and bylaws contain provisions that might have the effect of discouraging certain transactions involving an actual or threatened change of control of the Company, and Delaware law contains certain provisions, including those related to transactions with certain interested stockholders, that might have the effect of discouraging certain transactions not approved by a company's board of directors.

Available Information

        The Company's Internet address is "www.greenpoint.com". The Company makes available, free of charge through this website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. Copies of these reports and other information also are available, free of charge, to any person through the website of the Securities and Exchange Commission at http://www.sec.gov, and to any person who directs a request to GreenPoint Financial Corp., Investor Relations Department, 90 Park Avenue, New York, New York 10016, (212) 834-1202.

Corporate Governance

        The Corporation's Corporate Governance Guidelines and the following corporate governance documents are available through the Corporation's website at http://www.greenpoint.com: Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, Loan Policy Committee Charter, Nominating and Governance Committee Charter, Complaint Procedures for Accounting and Auditing Matters, Code of Business Conduct and Ethics, and Financial Personnel Code of Ethics. Copies of such governance documents also are available, free of charge, to any person who requests them. Such requests may be directed to GreenPoint Financial Corp., Investor Relations Department, 90 Park Avenue, New York, New York 10016, (212) 834-1202.

Supplemental Data

        The detailed supplemental data which follow are presented in accordance with Guide 3, as prescribed by the Securities and Exchange Commission. The data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

Money Market and Securities Investments

        The table below sets forth certain information regarding the carrying and market values of the Company's money market investments, securities available for sale and securities held to maturity.

	December 31,
	2003		2002		2001
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Money market investments(1)	$67	$67	$92	$92	$167	$167

Securities:
Securities available for sale:
U.S. Government and Federal agency obligations:
U.S. Treasury Notes/Bills	$101	$97	$6	$6	$6	$6
Agency notes/asset-backed securities	240	235	107	107	89	90
Mortgage-backed securities	581	585	388	406	550	560
Collateralized mortgage obligations	4,912	4,876	3,197	3,219	2,211	2,210
Trust certificates collateralized by GNMA securities	2	2	4	4	7	7
Corporate bonds	149	147	122	118	104	102
Other	324	312	233	233	246	244

Total securities available for sale	$6,309	$6,254	$4,057	$4,093	$3,213	$3,219

Securities held to maturity:
Tax-exempt municipals	$1	$1	$1	$1	$1	$1
Other	5	5	2	2	2	2

Total securities held to maturity	$6	$6	$3	$3	$3	$3

(1)
Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

Money Market and Securities Investments—Yields and Maturities

        The table below sets forth certain information regarding the amortized costs, weighted average yields and maturities of the Company's money market investments, securities available for sale and held to maturity, and Federal Home Loan Bank of New York stock at December 31, 2003. There were no securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of stockholders' equity at December 31, 2003.

	At December 31, 2003
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years			Total Securities
(Dollars in millions)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Average Remaining Years to Maturity	Amortized Cost	Fair Value	Weighted Average Yield
Money market investments(1)	$67	0.93%	$—	—%	$—	—%	$—	—%	—	$67	$67	0.93%

Securities available for sale:
Bonds and other investment securities:
U.S. Treasury Notes/Bills	$—	—%	$50	2.61%	$51	3.40%	$—	—%	6.87	$101	$97	3.00%
Agency notes	—	—	85	4.47	85	5.59	70	5.41	9.16	240	235	5.14
Mortgage-backed securities	—	—	6	6.16	98	5.59	477	4.95	23.59	581	585	5.08
Collateralized mortgage obligations	—	—	—	—	59	3.68	4,853	4.61	23.22	4,912	4,876	4.60
Trust certificates collateralized by GNMA securities	—	—	2	1.42	—	—	—	—	1.80	2	2	1.42
Equity investments	—	—	—	—	—	—	278	1.36	N/A	278	263	1.36
Municipal bonds	—	—	—	—	20	5.35	26	5.34	9.73	46	49	5.35
Corporate bonds	—	—	—	—	—	—	149	2.55	26.11	149	147	2.55

Total securities available for sale	$—	—%	$143	3.84%	$313	4.86%	$5,853	4.60%	21.39	$6,309	$6,254	4.45%

Securities held to maturity:
Tax exempt municipals	$—	—%	$1	4.26%	$—	—%	$—	—%	2.80	$1	$1	4.26%
Mortgage-backed securities							2	5.58	29.33	2	2	5.58
Financial	3	2.90	—	—	—	—			0.88	3	3	3.03

Total bonds and other debt securities	$3	2.90%	$1	4.26%	$—	—%	$2	5.58%	11.89	$6	$6	4.09%

(1)
Consists of interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell.

        During the year ended December 31, 2003, the Company sold available for sale securities aggregating $2.2 billion, resulting in gross realized gains of $18 million and gross realized losses of $15 million.

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

        Mortgage-backed securities and collateralized mortgage obligations, most of which have contractual maturities of more than 10 years, are subject to principal amortization and estimated prepayments which shorten the average life to an estimated 3.7 years.

Loans Receivable Held for Investment

        The following tables set forth the composition of the loans receivable held for investment, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	December 31,
	2003		2002		2001
(Dollars in millions)	Amounts	Percent of Total	Amounts	Percent of Total	Amounts	Percent of Total
Loans receivable held for investment:
Mortgage loans(1):
One-to four-family	$8,404	85%	$8,700	87%	$8,930	89%
Multi-family	551	5	374	4	356	4
Commercial	696	7	566	6	576	5
Home equity loans	185	2	233	2	87	1

Total mortgage loans held for investment	9,836	99	9,873	99	9,949	99

Other loans:
Loans secured by depositors' funds	21	—	20	—	19	—
Manufactured housing loans	55	1	48	1	51	1
Small business loans	4	—	—	—	—	—

Total other loans	80	1	68	1	70	1

Total loans receivable held for investment	9,916	100%	9,941	100%	10,019	100%

Net deferred loan origination costs (fees)	47		38		23
Allowance for possible loan losses	(78)		(78)		(81)

Loans receivable held for investment, net	$9,885		$9,901		$9,961

	December 31,
	2000		1999
(Dollars in millions)	Amounts	Percent of Total	Amounts	Percent of Total
Loans receivable held for investment:
Mortgage loans(1):
One-to four-family	$7,018	81%	$7,475	80%
Multi-family	366	4	458	5
Commercial	631	7	627	7
Home equity loans	101	1	89	1

Total mortgage loans held for investment	8,116	93	8,649	93

Other loans:
Loans secured by depositors' funds	22	—	23	—
Manufactured housing loans	558	7	636	7
Small business loans	—	—	—	—

Total other loans	580	7	659	7

Total loans receivable held for investment	8,696	100%	9,308	100%

Net deferred loan origination costs (fees)	(9)		(15)
Allowance for possible loan losses	(113)		(113)

Loans receivable held for investment, net	$8,574		$9,180

(1)
Includes both first and second mortgages.

Loans Receivable Held for Sale

        The following table sets forth the composition of the Company's loans receivable held for sale, at the dates indicated.

	December 31,
(Dollars in millions)
	2003	2002	2001	2000	1999
Loans receivable held for sale:
Conventional first mortgage loans:
Residential one-to four-family	$4,036	$5,062	$3,834	$1,447	$736
Commercial property	93	78	14	15	15
Second mortgage and home equity loans	589	404	358	287	63
Other	1	1	1	2	2
Manufactured housing loans	—	—	517	101	266
Manufactured housing land/home loans	—	—	188	119	131
Net, deferred loan origination costs (fees)	45	50	33	10	(5)

Loans receivable held for sale, net	$4,764	$5,595	$4,945	$1,981	$1,208

Loan Maturity and Repricing

        The following table shows the contractual maturities of the Company's loan portfolio, including loans receivable held for sale, at December 31, 2003. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $5.5 billion for the year ended December 31, 2003.

	December 31, 2003
	Mortgage Loans
(Dollars in millions)	One-to Four- Family	Multi-Family	Commercial	Other Loans	Total Loans Receivable
Amounts due(1):
Within one year	$17	$3	$5	$51	$76
One to five years	169	28	39	12	248
Over five years	12,790	513	728	13	14,044

Total amounts due	$12,976	$544	$772	$76	$14,368

(1)
Does not include non-accrual loans.

Loan Repricing

        The following table sets forth, at December 31, 2003, the dollar amount of all fixed rate loans contractually due and adjustable rate loans repricing after December 31, 2004.

	Due or Repricing After December 31, 2004
(Dollars in millions)
	Fixed	Adjustable	Total
Mortgage loans(1):
One-to four-family	$7,915	$2,702	$10,617
Multi-family	261	252	513
Commercial	484	254	738
Other loans(1)	23	—	23

Total loans receivable	$8,683	$3,208	$11,891

(1)
Does not include non-accrual loans.

Deposits and Average Rates

        The following table sets forth the distribution of the Company's average deposit balances at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

	December 31,
	2003			2002
(Dollars in millions)	Amount	Percent of Total Deposits	Weighted Average Nominal Rate	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
Account type:
Savings and club	$1,462	12%	0.75%	$1,293	12%	1.11%
N.O.W. and checking	2,488	20	1.38	1,252	11	1.89
Variable rate savings	2,245	18	0.99	2,229	20	1.53
Money market	1,203	10	1.55	904	8	1.81
Wholesale money market deposits	163	1	1.27	42	—	1.01
Term certificates of deposit	4,416	36	2.72	5,270	47	3.19
Brokered certificates of deposit	325	3	3.10	158	2	2.56

Total deposits	$12,302	100%	1.72%	$11,148	100%	2.26%

	December 31, 2001
(Dollars in millions)	Amount	Percent of Total Deposits	Weighted Average Nominal Rate
Account type:
Savings and club	$1,206	11%	1.87%
N.O.W. and checking	590	5	1.05
Variable rate savings	1,931	18	2.14
Wholesale money market deposits	743	7	2.32
Money market	41	—	1.31
Term certificates of deposit	6,316	58	4.49
Brokered certificates of deposit	56	1	6.49

Total deposits	$10,883	100%	3.29%

Certificates of Deposit Outstanding and Maturities

        The following table presents, by various rate categories, the amount of certificates of deposit outstanding at the dates indicated.

	December 31,			Maturities at December 31, 2003
(Dollars in millions)	2003	2002	2001	Within One year	One to Three Years	Thereafter	Total
Certificates of deposit accounts:
3.99% or less	$3,450	$4,022	$2,183	$2,644	$633	$173	$3,450
4.00% to 4.99%	731	1,056	1,748	181	287	263	731
5.00% to 5.99%	53	94	802	13	19	21	53
6.00% to 6.99%	76	137	1,110	76	—	—	76
7.00% to 7.99%	—	—	16	—	—	—	—

Total	$4,310	$5,309	$5,859	$2,914	$939	$457	$4,310

Certificates of Deposit $100,000 or More

        At December 31, 2003, the Company had outstanding $957 million in certificates of deposit in amounts of $100,000 or more, maturing as follows:

(Dollars in millions)	Amount	Weighted Average Rate
Maturity period:
Three months or less	$233	2.88%
Over three through six months	110	2.56
Over six through twelve months	236	2.51
Over twelve months	378	3.52

Total	$957	3.00%

(1)
Included in the above table are brokered deposits of $100,000 or more which totaled $288 million.

ITEM 2. PROPERTIES

        The Company's executive office is located at 90 Park Avenue, New York, New York. This location contains approximately 41 thousand square feet of commercial office space, located on the 4th floor, which the Company leases. The Company also has an operating center at 1981 Marcus Avenue, Lake Success, New York. This location contains approximately 105 thousand square feet of commercial office space, which the Company leases, including 33 thousand square feet which has been subleased to others. In addition, GPM leases an operating center in Charlotte, North Carolina at 5032 Parkway Plaza Boulevard, which contains 41 thousand square feet. GPM leases 125 thousand square feet of commercial office space located in Novato, California and 13 thousand square feet of commercial office space in Larkspur, California. The Company maintains a servicing operations center located in Columbus, Georgia. In Columbus, GPM owns the property at 2300 Brookstone Centre Parkway, which contains 35 thousand square feet of office space. GPM also leases and maintains servicing operations centers at 1435 N. Dutton Avenue and at 981 Airway Court in Santa Rosa, California, which have 7 and 64 thousand square feet of office space, respectively, including 5 thousand square feet of the 981 Airway Court space which has been subleased to others. Also in Santa Rosa, GPM leases 5 thousand square feet of warehouse space at 1160 N. Dutton Avenue. GPC leases 112 thousand square feet of office space at 10089 Willow Creek Road, San Diego, California of which 14 thousand square feet of this certain space is subleased to GPM. This location is the headquarters for the discontinued

manufactured housing operations. Additionally, GPC leases 39 thousand square feet of office space at 1100 Circle 75 Parkway in Atlanta, Georgia. This space centralizes GPC's collection management operations.

        The Bank operates its retail banking activities out of 90 branches located throughout the New York metropolitan area.

        GPM operates its mortgage lending activities from its Novato, California headquarters. Hub offices are located in Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Texas, Virginia and Washington.

ITEM 3. LEGAL PROCEEDINGS

Pending Litigation

        In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to a number of pending and threatened legal actions and proceedings, and are also involved from time to time in investigations and administrative proceedings by governmental agencies. Certain of such actions and proceedings involve alleged violations of consumer protection laws, including claims relating to the Corporation's loan origination and collection efforts, and other federal and state banking laws. Certain of such actions and proceedings include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. Due to the difficulty of predicting the outcome of such matters, the Corporation can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal matters and administrative proceedings and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Corporation and its subsidiaries' financial position, results of operations or liquidity, but can give no assurance that they will not have such an effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to the Company's shareholders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is currently listed on the New York Stock Exchange (NYSE) under the symbol "GPT." Trading in the Company's stock commenced on January 28, 1994. As of February 27, 2004, 131,720,086 shares of common stock were issued and outstanding, and held by approximately 3,432 holders of record. For the year ended December 31, 2003, GreenPoint paid a cash dividend of $0.21 per share in March and June and $0.24 in September and December. In each of the years ended December 31, 2002 and 2001, GreenPoint paid a cash dividend of $0.17 per share in March, June, September and December. On February 10, 2004, the Company announced an increase to the quarterly dividend rate of $0.06 per share to $0.30 per share or $1.20 per share for the entire year.

        On July 8, 2003, GreenPoint approved a three-for-two stock split which was distributed on August 20, 2003 to the shareholders of record on August 8, 2003. Accordingly, the stock split required retroactive restatement of all historical per share data.

        Information relating to the high, low and quarter-end closing sales prices of the Common Stock appears in Note 22.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Condition Data

	December 31,
(In millions)
	2003	2002	2001	2000	1999
Total assets	$22,985	$21,814	$20,186	$15,765	$15,401
Loans receivable held for sale	4,764	5,595	4,945	1,981	1,208
Loans receivable held for investment, net	9,885	9,901	9,961	8,574	9,180
Allowance for loan losses	78	78	81	113	113
Securities and related assets	6,309	4,204	3,353	3,228	2,101
Money market investments	67	92	167	171	1,053
Goodwill	395	395	395	864	942
Deposits	12,546	11,796	10,706	11,176	11,560
Borrowings	7,892	7,235	6,845	1,840	1,080
Stockholders' equity	1,839	1,924	1,656	2,050	1,987

Selected Consolidated Operating Data

	For the Year Ended December 31,
(In millions)
	2003	2002	2001	2000	1999
Interest income	$1,148	$1,306	$1,256	$1,075	$1,006
Interest expense	485	553	634	546	495
(Provision) benefit for loan losses	(4)	(2)	13	(5)	20
Non-interest income	586	462	465	242	228
Non-interest expense	493	427	432	342	395
Income taxes related to earnings from continuing operations	281	288	259	169	152

Net income from continuing operations	$471	$498	$409	$255	$212

Selected Consolidated Financial Ratios and Other Data

	At or For the Year December 31,
(Dollars in millions, except per share data)
	2003		2002		2001		2000		1999
Performance Ratios—Continuing Operations:
Return on average assets	2.12%		2.40%		2.22%		1.66%		1.41%
Return on average equity	25.26		27.34		18.84		12.61		10.55
Average stockholders' equity to average assets	8.38		8.77		12.51		14.43		13.31
Net interest margin	3.18		3.88		3.94		4.21		4.24
Net interest spread	3.07		3.74		3.63		3.81		3.79
General and administrative expense to average assets	2.22		2.05		2.10		1.94		2.13
Total non-interest expense to operating revenue	28.4		35.1		39.7		44.3		53.5
Efficiency ratio(1)	39.6		35.1		35.7		38.7		43.5
Average interest-earning assets to average interest-bearing liabilities	1.05	x	1.05	x	1.08	x	1.09	x	1.11	x
Per Share Data(2):
Basic earnings per share continuing operations	$3.86		$3.78		$3.07		$1.89		$1.49
Diluted earnings per share continuing operations	3.78		3.69		3.00		1.87		1.46
Book value per common share	15.46		14.71		12.26		15.18		14.27
Tangible book value per common share	12.14		11.69		9.33		8.78		7.51
Dividends per share	0.90		0.67		0.67		0.67		0.59
Dividend payout ratio	23.75%		17.92%		N/A		42.74%		39.46%
Asset Quality Ratios—Continuing Operations:
Non-accruing loans held for investment to mortgage loans held for investment	1.60%		1.61%		1.72%		2.26%		2.54%
Non-accruing loans held for sale to mortgage loans held for sale	2.15		1.18		0.73		0.71		—
Non-performing assets to total assets	1.24		1.12		1.06		1.31		1.47
Allowance for loan losses to non-performing loans held for investment	47.22		46.64		43.48		50.30		42.56
Allowance for loan losses to mortgage loans held for investment	0.75		0.75		0.75		1.14		1.08
Net loan charge-off experience to average mortgage loans held for investment	0.04		0.02		0.05		0.06		0.08
Ratio of allowance for loan losses to net charge-offs	18.14x		35.67x		15.97x		19.81x		12.80x
Capital Data:
Tier I Capital (to risk weighted assets)	11.26%		11.43%		10.10%		9.17%		10.62%
Total Risk Based Capital (to risk weighted assets)	12.81		12.96		11.72		10.94		11.58
Tier I Capital (average assets)	7.28		7.51		7.23		9.39		8.73
Tangible equity to tangible managed assets	5.75		5.98		5.06		5.10		5.49
Tangible equity to managed receivables	8.25		7.69		6.17		6.19		6.89
Purchase of treasury stock	$472		$251		$71		$121		$141
Other Data:
Mortgage loan originations	$38,867		$33,100		$26,285		$10,897		$10,717
Total managed assets(3)	25,982		25,595		25,133		23,784		20,187
Total managed receivables(4)	17,846		19,555		20,256		18,866		15,331
Earnings to combined fixed charges and preferred stock dividends—continuing operations(5):
Excluding interest on deposits	17.05	x	18.37	x	14.22	x	11.68	x	10.29	x
Including interest on deposits	3.70	x	3.36	x	2.36	x	1.78	x	1.70	x
Full-service retail bank offices	90		81		74		74		73
Full-time equivalent employees (FTE)	4,549		4,858		4,871		3,909		4,204

(1)
The efficiency ratio is calculated by dividing general and administrative expenses by the sum of net interest income and non-interest income.

(2)
The per share data has been restated to reflect the impact of a 3-for-2 split of the Company's common stock on August 20, 2003.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements beginning on page 55 of this report.

General

        GreenPoint Financial Corp. (the "Corporation", "Company" or "GreenPoint"), a $23 billion asset bank holding company, consists of two primary businesses—a New York retail bank and a national mortgage business. The retail bank is a New York State chartered savings bank and is the second largest thrift depository in the Greater New York area with $12 billion in deposits in 90 branches serving more than 450,000 households. GreenPoint Mortgage ("GPM"), headquartered in Novato, California, originates a wide variety of exclusively "A" quality loans. This includes agency qualifying loans and Jumbo A loans, and GreenPoint's specialty Alternative A mortgages.

Critical Accounting Policies

        The Notes to the Company's Consolidated Financial Statements describe the Company's significant accounting policies. A number of these policies require management to make estimates and assumptions which are based on difficult, complex or subjective judgments, some of which are inherently uncertain and can materially affect the valuation of revenues, expenses, asset, liabilities and disclosures of contingent assets and liabilities. GreenPoint has established certain policies and procedures to ensure that the information used in these estimates and assumptions are appropriate.

        GreenPoint has identified six accounting polices that are critical to the presentation of Company's financial statements and that require critical accounting estimates, involving significant valuation adjustments, on the part of management. The following is a description of those accounting policies and where applicable a fuller explanation of the methods and assumptions underlying their application.

Accounting for Derivatives

        The accounting and reporting standards for derivative financial instruments are established in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use in assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffectiveness of the hedge. These methods must be consistent with the entity's approach to managing risk.

        GreenPoint's management has made judgments in their application of SFAS 133. These judgments include the identification and valuation of hedging instruments, hedged items, nature of the risk being hedged, the market value of loan commitments and how the hedging instrument's effectiveness will be assessed. GreenPoint has designated interest rate swaps, futures contracts and forward delivery commitments as hedging instruments in fair value hedges. Certain fixed mortgage loan products held for sale are designated as hedged items in fair value hedges. GreenPoint has identified the risk of changes in fair value attributable to changes in market interest rates as the designated hedge risk. The results of previous retrospective assessments of hedge effectiveness have established an expectation that the results of the derivative hedging instruments will substantially offset the effects of changes in the fair value of the hedged item on a prospective basis. If a subsequent retrospective assessment determines that the hedge was not highly effective, GreenPoint will discontinue hedge accounting prospectively. If the SFAS 133 effectiveness assessment indicates that the hedge is not highly effective, GreenPoint will not recognize the adjustment to the carrying amount of the loans held for sale after the last date on which compliance with the effectiveness criterion was established. Therefore, the potential loss of hedge accounting adjustments to loans held for sale may cause GreenPoint to report materially different results under different conditions or using different assumptions.

        The Company is exposed to interest rate risk during the accumulation of interest rate lock commitments with borrowers. The Company assigns no value to its interest rate lock commitments at the inception of the commitment. The estimated fair value is then determined by measuring the impact of the change in interest rates from the commitment date to the valuation date. If market interest rates required by investors are higher than management's assumptions, the prices paid by investors and resultant gain on sale of loans will be lower than otherwise estimated. In order to mitigate this interest rate risk, GreenPoint enters into forward delivery commitments and forward sales contracts. The amount and duration of these derivative instruments are selected in order to have the changes in fair value offset closely with the changes in fair value of GreenPoint's interest rate lock commitments. The Company's interest rate lock commitments and the forward delivery commitments and forward sales contracts, used to offset changes in the value of the interest rate lock commitments, are accounted for as derivative financial instruments and are recognized as either assets or liabilities at fair value.

Accounting for Allowance for Loan Losses

        Based on its extensive experience with large homogeneous pools of small balance loans, the Company believes that, at any point in time, the existing portfolio contains inherent losses. These inherent losses are estimated based upon the historical performance of various loan types and their respective delinquency statuses. The Company maintains an allowance for loan losses consistent with this estimate of inherent losses.

        GreenPoint calculates its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). This accounting standard is used to determine the allowance associated with large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. GreenPoint considers all of its loans held for investment to be smaller-balance homogeneous loans. SFAS 5 requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. The allowance for loan losses represents management's estimate of probable but unconfirmed asset impairment in the loans held for investment portfolio as of the date of the financial statements.

        In determining the adequacy of the allowance for loan losses for GreenPoint's mortgage loans held for investment, management completes an analysis prior to the end of each quarterly reporting period. The analysis stratifies GreenPoint's mortgage loans held for investment into three categories: first mortgages, second mortgages and home equity loans. The first mortgage and second mortgage categories are further stratified into one-to-four family, multi-family and commercial loan strata and then again by delinquency status.

        For each stratum, GreenPoint determines a historical loss percentage based on the percentage of loans it expects to default and the loss expected as a result of that default. For both of these variables, a default is determined to occur when the borrower cannot pay under the terms of the loan agreement and the loan is satisfied through some other means (often the repossession and sale of the collateral). Each variable is based on recent trends and is continuously evaluated by management. The resulting historical loss percentage is then multiplied by the principal balance and the product becomes the allocated reserve for that stratum.

        Due to inherent limitations in using modeling techniques, uncertainties in projected losses and the macro-economic environment, GreenPoint also maintains an unallocated reserve. This reserve also addresses short-term changes in the portfolio's historical real estate owned performance, delinquency trends, loan products, national real estate values and portfolio's size. At the end of each quarter, management determines the adequacy of the unallocated reserve to address these risks.

Accounting for Representation and Warranty Liabilities

        In the normal course of business, GreenPoint provides certain representation and warranties which permit the purchaser of a loan to return the loan to the Company if certain deficiencies exist in the loan documentation. GreenPoint has established a liability for the estimated losses to be incurred. Additions to the representation and warranty liability are reported as a reduction to gain on sale of loans. Payments made to indemnify an investor for losses and credit losses that occur after GreenPoint has re-acquired the loan are deducted from the representations and warranty liability. Loans are repurchased at their face value and are recorded at their estimated market value with the difference charged against the liability. Subsequent losses and recoveries realized through the disposition of the loan are also charged against the liability.

        GreenPoint determines this liability by calculating the present value of expected future losses. Future losses are based on a historical repurchase/indemnification rate and the historical loss percentage experienced on previously repurchased loans. The historical rates are then adjusted for expected future performance. These variables are continuously evaluated and updated by management and are adjusted at the end of each quarter.

Accounting for Servicing Assets

        Servicing assets are created when the company either sells or securitizes loans and retains the right to service those loans. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to and over the estimated net servicing revenue.

        In determining fair value for purposes of impairment, GreenPoint stratifies the servicing asset based on the risk characteristics of the underlying pools. The fair value of each stratum is based on the Company's calculation of the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that GreenPoint believes market participants would use for similar assets. These assumptions are reviewed on a quarterly basis and are changed based on actual and expected pool performance. The key economic assumptions underlying the valuations of servicing assets relating to GreenPoint's Mortgage and discontinued Manufactured Housing businesses are identified in Notes 5 and 14, respectively.

        If a stratum's amortized balance exceeds the current fair value, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were later to increase, the reduction of the valuation allowance may be recorded as an increase to income. However, if GreenPoint determines that an impairment for a stratum is other-than-temporary, the value of the servicing asset and any related valuation allowance is written-down.

        Servicing asset impairment can occur in a risk stratum under using different conditions or using different assumptions. As interest rates associated with the underlying loans decline, loan prepayments tend to increase, thereby reducing the fair value of the servicing asset. In addition, a decline in the value of the servicing asset is likely to occur if either default rates or servicing costs increase. The sensitivities to adverse changes in weighted average prepayment rates for both GreenPoint's Mortgage and discontinued Manufactured Housing businesses are also identified in Notes 5 and 14, respectively.

Accounting for Loan Securitizations

        The rules governing the accounting for loan securitizations are established in Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets

and Extinguishments of Liabilities" ("SFAS 140"). This standard establishes the conditions that must be present for creating a Qualified Special Purpose Entity ("QSPE") and treating a transfer of financial assets as a sale.

        GreenPoint's securitizations of mortgage loans involve the sale of a pool of loans to a QSPE and securities supported by the cash flow from the transferred loans are sold by the QSPE to third party investors. Funds received from the third-party investors are returned to GreenPoint as payment for the transferred loans. Generally, the Company may retain servicing rights and one or more retained interests. These retained interests include interest-only strips, subordinated certificates, transferor interests, demand notes and certain other credit enhancements.

        For a securitization transaction to be treated as a sale under SFAS 140, the loans transferred by the Company must have been isolated from the seller (even in bankruptcy or receivership), the QSPE must meet the significant limitations on its activities and the transferor cannot maintain effective control of the transferred assets. To determine if the loans have been isolated, GreenPoint obtains an opinion of legal counsel. The opinion must state that the transaction is a sale and that the assets transferred would not be consolidated with the transferor's other assets in the event of a bankruptcy or receivership. A QSPE is exempt from being consolidated in the financial statements of a transferor or its affiliates under SFAS 140.

        Any interest retained by the Company, including obligations under financial guarantees, directly affects the calculation of the gain on sale of the loans and introduces risk to GreenPoint's balance sheet and future earnings. These interests are valued on the Consolidated Statements of Financial Condition and the Consolidated Statements of Operations at their estimated fair value per the requirements of SFAS 140. Because market quotes are generally not available for retained interests, the Company generally estimates fair value based upon the present value of estimated future cash flows using assumptions of prepayments, defaults, loss severity rates and discount rates the Company believes market participants would use for similar assets and liabilities. Those assumptions are reviewed on a quarterly basis and changed based on actual and expected pool performance. Changes in the assumptions can result in a significant change to the value of retained interests. The key economic assumptions underlying the valuations of retained interests and the potential dollar impact of adverse changes in these assumptions relating to GreenPoint's Mortgage and discontinued Manufactured Housing businesses are identified in Notes 5 and 14, respectively.

Accounting for Discontinued Operations

        In the fourth quarter of 2001, GreenPoint discontinued the operations of the manufactured housing lending segment. GreenPoint accounts for this discontinued operation under the provisions of Accounting Principles Board Statement No. 30 "Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30").

        For the purposes of applying APB 30, the term segment of a business refers to a component of an entity whose activities represent a separate major line of business or class of customer. The manufactured housing lending business was a separate major line of business with clearly separate operations and activities and a distinct customer base, and its activities can be clearly distinguished and measured for financial reporting purposes. The manufactured housing business had been separately measured and disclosed in prior period business segment disclosures in the footnotes of the consolidated financial statements.

        The Company's plan to discontinue the business was reviewed and approved by management and the Board of Directors in December of 2001. The Plan of discontinuation included the decision to cease accepting loan applications and fund only new loans pertaining to existing loan commitments.

Accounting for the orderly liquidation or run-off of the operation as a discontinued operation is consistent with APB 30 and subsequent SEC interpretations codified under Topic 5Z-3.

        The net loss reported for the year ended December 31, 2001 included the estimated performance of the discontinued operations during the phase-out period. The future results were estimated based on the Company's best assessment of future operating performance, which included assumptions about the remaining life of the serviced loans and the operating costs associated with servicing those loans. The future operating performance is reassessed each quarter and the underlying assumptions are amended when necessary to reflect changes in the estimated remaining life of the serviced loans, changing market conditions, and changes in the operating environment and cost structure of the servicing operation.

        As of December 31, 2003, the Company has no outstanding commitments to lend and continues to honor its contractual commitment to service its loan portfolio.

        Regarding the retained interests associated with the previously securitized manufactured housing loans, the Company uses assumptions of prepayments, defaults, loss severity rates and discount rates it believes market participants would use to value similar assets and liabilities in its quarterly valuations. Changes in the assumptions can result in a significant change to the value of these interests.

        Under the guidance of APB 30, GreenPoint's current and comparative prior period Consolidated Statements of Income present the results of continuing operations and the discontinued business separately. The Consolidated Statements of Financial Condition present the consolidation of both the continuing and discontinued operations.

        On August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30. The provisions of SFAS 144 are effective for GreenPoint's fiscal years beginning after January 1, 2002. GreenPoint applies the provisions of SFAS 144 prospectively from that date. In accordance with the transition provisions of SFAS 144, disposal activities initiated prior to the initial application of SFAS 144 shall continue to be accounted for in accordance with the applicable prior pronouncement. Hence, the provisions of APB 30 continue to be applied to the discontinued operation.

Overview of 2003 Financial Results

  •
  Net income from continuing operations was a record $3.78 per diluted share, or $471 million, an increase of 2% over 2002. Return on average equity was 25.3% and the return on average assets was 2.12%, retaining GreenPoint's position as one of the most profitable banking organizations in the country.

  •
  Retail banking initiatives led to a 25% growth in core deposits and a 23% growth in fee income in 2003.

  •
  Mortgage originations totaled a record $38.9 billion, supported by historically low interest rates during the first half of the year. Additionally, loan production proved to be less cyclical than the industry as the refinance boom ended with the rise in rates during the third quarter.

  •
  Gain on whole loan mortgage sales were $480 million on loan sales of $33.3 billion. The average sale margin on loan sales was 1.44%, compared with 1.37% in 2002.

  •
  Asset quality in the mortgage portfolio remained very strong as mortgage loan charge-offs represented just 4 basis points of the portfolio of loans held for investment.

  •
  Net interest income declined to $663 million in 2003 from $753 million reported in 2002 due to the declining interest rate environment experienced through the first two quarters of the year.

  •
  GreenPoint continued to maintain a strong capital position with a leverage ratio of 7.28%, a Tier 1 risk-based ratio of 11.26%, and a total risk-based capital ratio of 12.81%.

  •
  Net income from the discontinued manufactured housing business was $1 million, reflecting performance in line with the expectations established when the business was discontinued.

Business Segment Results

        The Company consists of two primary continuing businesses—a banking business and a mortgage business. The banking business includes the results of the retail banking segment and a balance sheet management segment. The Company evaluates the performance of its business segments based on income before income taxes. The accounting policies of the segments are the same as described in Note 1 "Summary of Significant Accounting Policies". However, the preparation of business line results requires management to establish methodologies to allocate funding costs (charges) and benefits (credits), expenses and other financial elements to each line of business as described below. These internal transfers are eliminated in the "Other" segment as shown in the accompanying table.

        The Retail Banking unit consists of 90 full service banking offices serving the Greater New York area. The Retail Bank attracts deposits within its market area by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Retail Bank generates banking fees such as ATM service charges, debit card fees, NSF service charges, overdraft fees, monthly maintenance charges, safe deposit rental fees, official check fees and check replacement fees as well as income from annuity and insurance sales commissions. The Retail Bank also generates net interest income via the internal transfer of deposits to the Balance Sheet Management unit for which the Retail Bank unit receives credit ("interest income") based on the anticipated length of time that an average deposit is expected to remain with the bank using market rates to calculate the credits. Expenses under the direct control of the Retail Bank and allocated expenses such as benefits, ESOP and occupancy are incurred by the unit.

        The Balance Sheet Management Segment is responsible for developing and maintaining the majority of the Company's interest earning asset portfolio. This includes the held for investment mortgage portfolio, mortgage-backed securities and other investments. Balance Sheet Management is also responsible for the interest expense on GreenPoint's borrowings and debt, and interest expense on intercompany borrowings. Balance Sheet Management is charged for the deposits it receives by means of a matched funds transfer pricing system. Credit losses are charged to the balance sheet management in an amount equal to net charge-offs. Expenses under the direct control of the unit and allocated expenses such as benefits, ESOP and occupancy are incurred by the unit.

        The Mortgage Banking segment specializes in originating "A" quality loans, including agency qualifying loans and Jumbo A loans, Alternative A mortgage loans, and home equity products. The loans are originated in the national market primarily through the Company's network of registered mortgage brokers, but also through correspondent lenders and in-house mortgage brokers. The Mortgage Bank sells the majority of its loans to the secondary market generating gain on sale of loan income, and also transfers a portion of its loans to Balance Sheet Management recording internal gain on sale of loan income. The Mortgage Bank also generates revenue from the servicing of loans both in externally owned portfolios as well as the Balance Sheet Management portfolio from which it receives internal fee income. The remaining source of revenue for the Mortgage Bank is derived from interest earned on loans pending sale. To fund its balance sheet (largely the warehouse of loans awaiting sale and secondarily the asset value of mortgage servicing rights), the Mortgage Bank is charged interest expense on intercompany borrowing by means of a matched funds transfer pricing system.

        In the segment footnote (Note 21), the "Other" column represents the elimination of the intercompany gain on sale of mortgage loans and the servicing income derived from the Balance Sheet Management Segment. The Company does not employ cost transfer methodology for support units. As such, "Other" includes the expenses from unallocated overhead units of the Company including Executive, Finance, Legal, Auditing, General Services, Corporate Communications, Information Systems, Risk Management and Human Resources.

Banking Business

	For the Year Ended December 31,
(In millions)
	2003	2002	2001
Net interest income	$472	$550	$502
(Provision) benefit for loan losses	(4)	(2)	13

Net interest income after (provision) benefit for loan losses	468	548	515

Non-interest income:
Banking fees and commissions	69	56	44
Other fee income	21	14	11
Net gain on securities	3	9	14

Total non-interest income	93	79	69

Non-interest expense	141	123	147

Net income before income taxes	$420	$504	$437

Total assets	$16,567	$15,395	$14,518

        The Banking Business includes the results of the Retail Banking and Balance Sheet Management segments. The Banking Business operates similar to a traditional thrift with the Retail Bank gathering low cost deposits and the Balance Sheet Management segment managing an interest earning asset portfolio that consists primarily of mortgage loans and mortgage backed securities. Revenue is generated in the form of net interest income and Retail Banking fee income. For the year ended December 31, 2003, the Banking Business earned $420 million pretax, a decrease of 17% from the previous year. The decrease was substantially due to a decline in net interest income in the Balance Sheet Management unit due to lower interest rates, causing a high level of prepayments and a corresponding amortization of premiums, which required the replacement of these assets with lower yielding instruments. This decline was partially offset by higher banking fee income. The Banking Business incurred increased non-interest expense of $18 million to $141 million in 2003. The increase was due primarily to expense relating to the Retail Banking de novo branch expansion and normal inflationary increases in operating expense.

        For the year ended December 31, 2003, the Retail Banking segment earned $170 million pretax, a decrease of 1% from the previous year. The decrease in profitability was primarily due to the increased expense of the de novo branch expansion. Nine branches were opened throughout 2003, compared to 7 branches opened in the last four months of 2002. Typically the new branches operate initially at a loss until deposit volumes grow to a level that are sufficient to generate enough net interest income and fee income to cover the expense burden of opening and operating a branch. Non-interest expense of $139 million increased $18 million from 2002, of which compensation and benefits increased $7 million and premises and equipment increased $7 million. Net interest income for Retail Banking was $240 million in 2003, an increase of $5 million over 2002. The average balance of core deposits increased by $1.7 billion, 30%, over 2002 with the cost decreasing by 43 basis points. The positive performance was reflective of lower interest rates along with the success of free checking, branch expansion and business banking. Non-interest income in the Retail Banking segment was $69 million for the year ended 2003, an increase of 21% from the previous year.

        For the year ended December 31, 2003, the Balance Sheet Management segment earned $250 million pretax, a decrease of 25% from the previous year. Balance Sheet management earned $232 million of net interest income in 2003 down from $315 million in 2002 a decrease of $83 million. The decrease in net interest income was reflective of the low level of interest rates causing a high level of prepayments and the corresponding amortization of premiums and the replacement of these assets with lower yielding instruments.

        The average balance of mortgage-backed securities increased approximately $1.0 billion while the yield decreased by 166 basis points resulting from the accelerated premium amortization totaling $42 million along with the reinvestment at lower yields. In addition, there was no dividend paid on FHLB stock in the last quarter of 2003.

        As interest rates fell to historical lows, the pace of loan refinancing and prepayments increased to historical highs causing a decrease in the balance of loans held for investment which were partially replaced with lower yielding ARM loans. The average balance of the portfolio was $9.7 billion a decrease of $294 million over 2002 while the yield decreased by 95 basis points to 6.39% from 7.34%.

        On the liability side, fixed-rate borrowings, locked in early in the interest rate cycle did not benefit from the continued decline in rates during 2003. The average balance of borrowings was $7.8 billion with an average yield of 3.20%, 27 basis points less than 2002. Balance Sheet Management also recognized $24 million of non-interest income in 2003, an increase of 9% from the previous year. The increase was primarily due to an increase of $4 million to $11 million of income from fees generated from the prepayments of loans in the mortgage portfolio.

Mortgage Banking

	For the Year Ended December 31,
(In millions)
	2003	2002	2001
Net interest income	$191	$203	$120

Non-interest income:
Loan servicing fees	26	5	(4)
Other fee income	(7)	—	(4)
Net gain on sale of loans	545	427	477
Change in valuation of retained interests	(4)	(9)	—

Total non-interest income	560	423	469

Non-interest expense	268	224	208

Net income before income taxes	$483	$402	$381

Total assets	$5,210	$6,050	$4,573

        For the year ended December 31, 2003, the Mortgage segment earned $483 million pretax, an increase 20% from the previous year. Mortgage Banking net interest income was $191 million in 2003 down $12 million from 2002. Although the average balance of mortgage loans was $520 million higher in 2003, the yield was 98 basis points lower reflective of the historically low level of mortgage rates. The mortgage business originated $38.9 billion in loans in 2003 compared with $33.1 billion in 2002 and had sales of $33.7 billion compared to $31.3 billion in the previous year. The Mortgage segment also had an increase in the sale margin to 143 bps from 134 bps in 2002. The increase in sale volume and the margin resulted in an increase in income from the gain on sale of loans to $545 million from $427 million in 2002.

        Loan servicing fees of $26 million increased from $5 million in 2002 due to a decrease in amortization and an impairment recapture of $12 million in 2003 compared with a $10 million impairment recognized in 2002. This recapture was a partial recovery of the internal servicing impairments taken in prior years and relates to the servicing of loans held for investment by the Banking Business segment. The internal servicing impairment recognized in 2002 resulted from declining interest rates, which resulted in accelerated prepayment levels throughout 2002. As interest rates stabilized and increased during the second half of 2003, a portion of the prior year impairment was recovered. Both the internal impairment and subsequent recovery are eliminated in the Company's consolidated results. Partially offsetting the higher income was an expense increase of $44 million to $268 million needed to support the higher origination volume.

        The "Other" column in Note 21 had a pre-tax loss of $151 million for the year ended December 31, 2003, an increased loss of 26% from the previous year. The higher loss was due to an increase of the elimination of internal gain on sale of loans of $(8) million to $(59) million due to the greater number of internally originated mortgages by the Mortgage Bank sold to the Balance Sheet Management segment. Additionally, the elimination of internal servicing fees was higher by $20 million largely due to the internal impairment recovery in 2003 and the impairment of the internal servicing asset in 2002. The unallocated expenses of the Company's support units included in this column rose by $4 million, 5% from 2002, largely due to normal inflationary expense increases.

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002—Continuing Operations

Net Interest Income

        Net interest income on a fully taxable-equivalent basis decreased by $91 million, or 12%, to $670 million for 2003 from $761 million for 2002. The net interest margin declined from 3.88% to 3.18%.

        The decline in net interest income resulted from the declining interest rate environment, as the decline in rates earned on interest earning assets exceeded the decline in the rates paid on interest-bearing liabilities. Interest-earning assets re-priced more quickly than interest-bearing liabilities in the declining interest rate environment. The rapid decline in the rates earned on interest-earning assets also resulted from the impact of a higher level of mortgage pre-payments. The higher level of mortgage prepayments led to accelerated premium amortization that affected the yield on the held for investment mortgage portfolio and the mortgage-backed securities portfolio. The premium amortization on these two portfolios totaled $80 million, compared with $34 million in the prior year. The combined impact of the declining interest rates and accelerated premium amortization resulted in a decline in the net interest margin from 3.88% in 2002 to 3.18% in 2003.

        The impact of the narrowing net interest margin was partially offset by continued growth in core deposits (an increase in the average balance of $1.7 billion) and growth in the average balance of mortgage loans held for sale (an increase in the average balance of $520 million).

Average interest-earning assets

        Average earning assets increased by $1.5 billion, or 7% to $21.1 billion in 2003 from $19.7 billion in 2002. The increase reflected growth in loans held for sale due to higher origination volume, and a higher balance of investment securities. Average mortgage loans held for sale increased $520 million from 2002, reflecting the higher origination volume. The average balance of securities increased $1.3 billion to $5.7 billion.

        A decline in the level of market interest rates through much of the year resulted in a decline in the yield on average earning assets of 121 basis points compared to a year ago. Interest income on mortgages held for investment and loans held for sale decreased by a combined $135 million, or 13%, to $913 million for 2003 from $1.05 billion for 2002. The decrease reflects a decline in the average yield on the portfolios of 95 and 98 basis points, respectively.

        Interest income on securities decreased by $18 million to $224 million for 2003 from $242 million in 2002 due to a decline of 148 basis points in interest rates during the year, partially offset by a higher average balance of investment securities in 2003.

Average interest-bearing liabilities

        The cost of interest-bearing liabilities decreased by 54 basis points, to 2.40% from 2.94% in the prior year. The decline was due to a substantial increase in the average balance of lower cost core deposits and declining market interest rates. The average balance of core deposits increased from $5.7 billion to $7.4 billion. The average balance of savings and money market accounts increased by a combined $484 million while the average balance of demand deposit and NOW accounts increased $1.2 billion or 99%. The growth in demand and NOW deposit balances resulted from the continued success of GreenPoint's free checking, new branching and small-business banking programs.

        The average balance of term certificates of deposit ("CD") declined $687 million. CD balances were allowed to run off, as market pricing required offering rates above those available from alternative wholesale funding sources, in order to retain balances.

        The average balance of borrowed funds increased $148 million reflecting the funding of the growth in average earning assets. The average rate paid on borrowed funds declined from 3.16% to 2.93% reflecting the overall decline in market interest rates.

Average Consolidated Balance Sheet, Interest and Rates—Continuing Operations

	Year Ended December 31,
	2003				2002				2001
(Tax-Equivalent Interest and Rates, in millions)(1)	Balance		Interest	Average Yield/ Cost	Balance		Interest	Average Yield/ Cost	Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment(2)	$9,749		$622	6.39%	$10,043		$738	7.34%	$9,284		$766	8.25%
Loans held for sale	5,360		291	5.42	4,840		310	6.40	2,917		225	7.73
Securities(3)	5,734		224	3.91	4,483		242	5.39	3,526		233	6.60
Other interest-earning assets	286		18	6.23	301		24	8.32	361		43	11.94

Total interest-earning assets	21,129		1,155	5.47	19,667		1,314	6.68	16,088		1,267	7.88
Non-interest earning assets(4)	1,143				1,114				1,283

Total assets	$22,272				$20,781				$17,371

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,462		10	0.68	$1,293		17	1.34	$1,206		24	1.99
Demand deposits and NOW	2,488		35	1.39	1,252		17	1.38	590		3	0.46
Money market and Variable rate savings	3,448		45	1.32	3,133		59	1.87	2,674		78	2.95

Total core deposits	7,398		90	1.22	5,678		93	1.65	4,470		105	2.37
Wholesale money market Deposits	163		2	1.45	42		1	2.03	41		2	4.18
Term certificates of deposit	4,741		140	2.94	5,428		194	3.58	6,372		335	5.27

Total deposits	12,302		232	1.89	11,148		288	2.59	10,883		442	4.06

Mortgagors' escrow	64		1	1.97	82		2	1.80	97		2	1.85
Borrowed funds	7,220		214	2.93	7,072		226	3.16	3,443		148	4.26
Senior notes	200		6	2.82	—		—	—	—		—	—
Senior bank notes	—		—	—	72		5	6.78	134		10	7.03
Subordinated bank notes	150		14	9.36	150		14	9.36	150		14	9.36
Other long term debt	200		18	9.16	200		18	9.16	200		18	9.16

Total interest-bearing liabilities	20,136		485	2.40	18,724		553	2.94	14,907		634	4.25
Other liabilities(5)	270				235				291

Total liabilities	20,406				18,959				15,198
Stockholders' equity	1,866				1,822				2,173

Total liabilities & stockholders' equity	$22,272				$20,781				$17,371

Net interest income/interest rate spread(6)			$670	3.07%			$761	3.74%			$633	3.63%

Net interest-earning assets/net interest margin(7)	$993			3.18%	$943			3.88%	$1,181			3.94%

Ratio of interest-earning assets to interest-bearing liabilities	1.05	×			1.05	×			1.08	x

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

Rate/Volume Analysis

        The following table presents the effects of changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on the Company's interest income and interest expense during the years indicated. The changes attributable to the combined impact of volume and rate have been allocated proportionately to volume and rate.

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Increase/(Decrease)			Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 Increase/(Decrease)
	Due to			Due to
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Mortgage loans held for investment(1)	$(21)	$(95)	$(116)	$60	$(88)	$(28)
Loans held for sale	31	(50)	(19)	129	(44)	85
Securities	58	(76)	(18)	56	(47)	9
Other interest-earning assets	(1)	(5)	(6)	(6)	(13)	(19)

Total interest earned on assets	67	(226)	$(159)	239	(192)	47

Savings	2	(9)	(7)	2	(9)	(7)
Demand deposits and N.O.W.	18	—	18	5	9	14
Money market and variable rate savings	5	(19)	(14)	12	(31)	(19)
Wholesale money market deposits	1	—	1	—	(1)	(1)
Term certificates of deposit	(22)	(32)	(54)	(45)	(96)	(141)
Mortgagors' escrow	(1)	—	(1)	—	—	—
Borrowed funds	4	(16)	(12)	124	(46)	78
Senior notes	6	—	6	—	—	—
Senior bank notes	(5)	—	(5)	(4)	(1)	(5)
Subordinated bank notes	—	—	—	—	—	—
Other long term debt	—	—	—	—	—	—

Total interest paid on liabilities	8	(76)	(68)	94	(175)	(81)

Net change in net interest income	$59	$(150)	$(91)	$145	$(17)	$128

(1)
In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

Provision for Loan Losses

        Mortgage loan charge-offs for 2003, which equaled the provision for loan loss for the continuing operations, were $4 million, compared to $2 million in 2002, and represented just 4 basis points of the portfolio of loans held for investment.

Non-Interest Income

        The following table summarizes the components of non-interest income:

	For the Year Ended December 31,
(In millions)
	2003	2002	2001
Income from fees and commissions:
Loan servicing fees	$18	$16	$4
Banking services fees and commissions	69	56	44
Fees, commissions and other income	14	14	7

Total income from fees and commissions	101	86	55
Net gain on sales of mortgage loans	486	376	396
Change in valuation of retained interests	(4)	(9)	—
Net gain on securities	3	9	14

Total non-interest income	$586	$462	$465

        Non-interest income was $586 million for the year, an increase of $124 million from $462 million a year ago. The increase was due to a $110 million increase in the gain on sale of mortgage loans and a $13 million increase in banking services fees and commissions. The gain on sale of loans is described in further detail in the following section.

        For the year ended December 31, 2003, loan servicing fees were $18 million, compared to $16 million in the previous year. The revenue was earned on a servicing portfolio of $29.6 billion at the end of 2002 and $31.9 million at December 31, 2003. The increase reflected no net servicing impairment in 2003, compared with a $4 million servicing impairment in 2002. The servicing impairment recognized in 2002 was due to the declining interest rate environment. During 2003 interest rates stabilized and began to increase during the second half of the year, resulting in no net servicing valuation adjustment for the year.

        As more fully described in Note 5, GreenPoint makes certain assumptions in valuing its mortgage servicing assets. The projected average life of the servicing asset portfolio decreased during the year ended 2003 as compared to 2002. This decline was due to higher prepayment assumptions on the existing loans as well as a change in the mix of loans that carry higher prepayment assumptions.

        Banking services fees and commissions are the fees generated from the Retail Bank deposit accounts such as ATM service charges, debit card fees, NSF service charges, overdraft fees, monthly maintenance charges, safe deposit rental fees, official check fees and annuity and insurance sales commissions. For the year ended December 31, 2003, banking services fees and commissions were $69 million compared to $56 million the previous year. ATM fee income was $9 million and $8 million in 2003 and 2002, respectively. Deposit related fee income increased to $35 million in 2003 from $26 million in 2002. Service charge income was $12 million and $10 million in 2003 and 2002, respectively. Income from investment services was flat at $12 million in 2003 and 2002. The increases in these items is primarily attributable to the growth in the number of deposit accounts at the existing branches as well as start-up accounts at the Company's de novo branches.

        Other income primarily represents the income received from the prepayments of loans in the mortgage portfolio. For the year ended December 31, 2003, other income was $14 million, equal to the previous year. Income from prepaid mortgages was $11 million and $7 million in 2003 and 2002, respectively, reflective of the significant level of refinancing in 2003.

Gain on Sale of Loans

        GreenPoint sells those loans it does not place in its portfolio through either (1) whole loan sales, which involves selling pools of loans to individual purchasers, or (2) securitization, which involves the private placement or public offering of pass-through asset-backed securities. This approach allows GreenPoint to capitalize on favorable conditions in either the securitization or whole loan sale market when loans are sold.

        During each of the last three years most mortgage loans were sold as whole loan sales. These sales are completed with no direct credit enhancement from GreenPoint, but do include certain standard representations and warranties which permit the purchaser to return the loan to the Company if certain deficiencies exist in the loan documentation. Whole loan sales may either retain, or transfer to the buyer, the right to service the loans.

        Gain on sale and the gain on sale margins include the net impact of the valuation of mortgage loans held for sale and interest rate lock commitments, the impact of the valuation of derivatives utilized to manage the exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held for sale, and the impact of adjustments related to liabilities established for representations and warranties made in conjunction with the loan sale. The following table summarizes loans sold and average margins earned:

	For the Year Ended December 31,
(In millions)
	2003	2002	2001
Whole loan—Mortgage:
Sales	$33,256	$26,730	$18,201
Gain on sale	$480	$367	$370
Average margin	1.44%	1.37%	2.03%
Average margin by product type:
Specialty products	2.73%	2.77%	3.15%
Home equity/Seconds	1.72%	1.11%	3.16%
Agency/Jumbo	0.83%	0.65%	0.56%

Securitizations—Mortgage:
Sales	$408	$313	$938
Gain on sale	$6	$9	$26
Average margin	1.58%	2.68%	2.73%

        Gain on sale from whole loan sales and securitizations of mortgage loans increased $110 million for the year. The gain from whole loans sales increased $113 million due to the higher volume of loans sold which followed the record level of mortgage loan originations in 2003. The gain from mortgage securitizations declined $3 million due to lower margins experienced on the 2003 loan sales.

        The Company sold mortgage loans totaling $33.3 billion in 2003, an increase of $6.5 billion, or 24%, over the balance of loans sold in 2002. The higher volume of loans sold corresponded with the higher origination volume experienced in 2003. The average margin earned on loan sales was 1.44% in 2003, an increase from the 1.37% earned in 2002. During 2003, agency and jumbo mortgage sales totaled 65% of total mortgages sold compared with 62% in 2002, while higher spread specialty products totaled 30% of mortgages sold in 2003, compared with 33% in 2002. Specialty product margins declined in 2003 to 2.73% from the 2.77% earned in 2002. The slightly narrower sales margins on specialty products reflect, in part, an increase in competition as more mortgage originators compete in the specialty product market. Going forward, the gain on mortgage sales will fluctuate with the level of market interest rates and the secondary market demand for mortgage-backed investments.

Representation and Warranty Liabilities and Valuation of Mortgage Retained Interests

        The Company has established a liability to cover losses associated with repurchases and indemnifications made under representation and warranties. This liability was determined using historical data associated with loan sales and additions are made when loans are sold. On a quarterly basis, management reassess the adequacy of the liability based on the most recent historic trends and future expectations.

        The liability related to representations and warranties for mortgage loans totaled $61 million and $32 million at December 31, 2003 and 2002, respectively. The increase was the result of the increased level of whole loan sales. The activity in the liability is summarized in the table in Note 5.

        Losses charged against the representation and warranty liability totaled $26 million in 2003, compared with $19 million in 2002 and $7 million in 2001. These losses included indemnifications of $12 million and $7 million in 2003 and 2002. The balance of the losses represented charges incurred on the repurchase, valuation and subsequent disposition of outstanding loans. Loan repurchases totaled $170 million in 2003, compared to $122 million in 2002. The increase in the amount of repurchased loans was attributable to substantially greater volumes of loans sold in recent years. Loans were repurchased at their face value and losses on subsequent dispositions were charged against the representation and warranty liability. If either the historical repurchase/indemnification rate or the historical loss percentage at December 31, 2003 were to increase by ten percent, the increase in the recorded liabilty would approximate $10 million.

        As more fully described in Note 5, GreenPoint has entered into certain off-balance sheet transactions that represent recourse obligations for the company. With respect to the performance of the pools of mortgage loans sold or securitized with direct credit guarantees issued by GreenPoint, both delinquencies and net credit losses for the year ended 2003 have declined from 2002. This decline occurred in tandem with the declining balances of the securitized and sold loans.

        With respect to the assumptions used in valuing the retained interests, prepayment assumptions were increased during the year ended December 2003 due to actual experience and management's estimation of what prepayment speeds will be in the future on the securitizations. Reported weighted average discount rates on the retained interests are affected by the changing balances of the securitizations. Also, a new securitization added into the pool in 2003 changed the mix of discount rates in the entire portfolio.

Non-Interest Expense

        The following is a summary of the components of non-interest expense:

	For the Year Ended December 31,
(In millions)
	2003	2002	2001
General and administrative expenses:
Salaries and benefits	$249	$206	$181
Employee Stock Ownership and stock plans expense	27	26	19
Net expense of premises and equipment	86	72	78
Advertising	18	17	10
Federal deposit insurance premiums	2	2	2
Other administrative expenses	113	105	99

Total general and administrative expense	495	428	389
Other real estate owned operating income, net	(2)	(1)	(2)
Goodwill amortization	—	—	45

Total non-interest expense	$493	$427	$432

        Total non-interest expense was $493 million for 2003, an increase of $66 million from $427 million in 2002.

        Salaries and benefits increased $43 million from the previous year, most of which related to increased staffing levels and commissions paid in connection with record mortgage volumes and the retail bank de novo branch expansion.

        Premises and equipment expense increased $14 million from the previous year, primarily due to the retail bank de novo branch expansion and the installation of a new mortgage loan origination system.

        Other administrative expenses were $131 million for the year ended December 31, 2003, an increase of 7% from the previous year. The increase was primarily due to a new offshore contracting expense of $4 million in 2003 for banking and mortgage servicing call centers, increased insurance expense of $2 million, increased postage expense of $1 million largely due to increased numbers of deposit accounts at existing branches as well as the de novo branches, and increased retail banking fees paid (ATM network, debit card usage and online banking) of $1 million also effected by the larger number of banking accounts. The Company's efficiency ratio, which relates operating expenses to revenues, was 39.6% in 2003, compared with 35.1% in 2002.

Income Tax Expense

        Total income tax expense decreased $7 million, or 2%, to $281 million in 2003 from $288 million in 2002. The decrease in the current year, compared to 2002, is due to lower pre-tax income partly offset by an increase in the effective tax rate from 36.7% in 2002 to 37.3% in 2003. The increase to the 2003 effective tax rate as compared to 2002 is primarily related to increased state and local tax expense.

Loan Originations

        The following table summarizes loan origination activity for each of the reported periods:

	As of and for the Year Ended December 31,
(Dollars in millions)
	2003	2002	2001
Mortgage:
Total applications received	$71,743	$65,195	$51,329

Total loans originated:
Specialty products	$11,655	$10,613	$11,542
Home equity/Seconds	2,557	2,394	1,614
Agency/Jumbo	24,655	20,093	13,129

Total loans originated(1)	$38,867	$33,100	$26,285

Pipeline(2)	$7,043	$7,881	$7,386

Loans held for sale	$4,764	$5,595	$4,240

(1)
Total loans originated include correspondent purchases for the held for investment portfolio which totaled $2.6 billion and $264 million for the years ended December 31, 2003 and 2002, respectively. There were no correspondent purchases for the year ended December 31, 2001.

(2)
The pipeline represents applications received but not yet funded.

        Total loan originations during the year for the mortgage business were $38.9 billion, up from $33.1 billion during 2002. The mortgage originations reflected continued strength in specialty products originations, along with a 23% growth in agency and jumbo originations. The strength in the agency/jumbo products was attributable to the declining interest rate environment and the strong demand for mortgage refinancing during the first half of 2003.

Allowance for Loan Losses

        The Company has set forth a policy for establishment and review of the adequacy of the allowance for loan losses. Management believes that allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company's lending areas. The policy is further described in Critical Accounting Policies.

        The following table sets forth the Company's allowance for loan losses at the dates and for the periods indicated.

	December 31,
(Dollars in millions)
	2003	2002	2001	2000	1999
Balance at beginning of period	$78	$81	$113	$113	$113
Provision (benefit) charged to income:
Continuing	4	2	(13)	5	(20)
Discontinued	—	(1)	122	32	34

Total provision charged to income	4	1	109	37	14

Loans charged-off:
Mortgage loans held for investment	(4)	(2)	(5)	(6)	(8)
Manufactured housing loans held for investment	(5)	(2)	(26)	(43)	(12)
Manufactured housing—transfer to loans receivable held for sale	—	(3)	(114)	—	—

Total charge-offs	(9)	(7)	(145)	(49)	(20)

Recoveries:
Mortgage loans held for investment	—	—	—	1	1
Manufactured housing loans held for investment	5	3	4	11	5

Total recoveries	5	3	4	12	6

Net charge-offs:
Continuing	(4)	(2)	(5)	(5)	(7)
Discontinued	—	(2)	(136)	(32)	(7)

Total net charge-offs	(4)	(4)	(141)	(37)	(14)

Balance at end of period	$78	$78	$81	$113	$113

Asset Quality Ratios—Continuing Operations:
Net loan charge-off experience to average mortgage loans held for investment	0.04%	0.02%	0.05%	0.06%	0.08%
Allowance for loan losses to mortgage loans held for investment	0.75%	0.75%	0.75%	1.14%	1.08%
Allowance for loan losses to non-performing loans held for investment	47.22%	46.64%	43.48%	50.30%	42.56%

        The following table sets forth information regarding the allocation of the allowance for loan losses at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
(Dollars in millions)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
First Mortgages:
One-to four-family	$55	83%	$60	87%	$62	89%	$69	79%	$60	74%
Multi-family	4	7	4	5	3	5	6	6	9	6
Commercial	3	6	2	4	3	4	7	6	8	5
Second Mortgages:
One-to four-family	2	1	1	—	1	—	2	1	5	3
Home equity loans	5	2	3	3	1	1	1	1	2	1
Manufactured housing	3	1	3	1	6	1	21	7	21	11
Other loans	6	—	5	—	5	—	7	—	8	—

	$78	100%	$78	100%	$81	100%	$113	100%	$113	100%

        In determining the adequacy of the allowance for loan losses for GreenPoint's mortgage loans held for investment, management completes an analysis of the loan portfolio prior to the end of each quarterly reporting period. The analysis stratifies GreenPoint's mortgage loans held for investment portfolio into three categories: first mortgages, second mortgages and home equity loans. The first mortgage and second mortgage categories are further stratified into one-to-four family, multi-family, and commercial loan strata. The analysis calculates the expected losses as a percentage of loans outstanding in each loan stratum based upon the current delinquency status within each stratum. A more complete discussion on the Company's estimate for the allowance for loan losses is included in the Critical Accounting Policies.

        Changes in the volume of loans in each delinquency status as well as changes in the mix of loans in the held for investment portfolio can impact the size of the allowance for loan losses. The dollar volume of 1-4 conventional first mortgages decreased between December 31, 2002 and December 31, 2003 and the percentage declined from 87% to 83% of the portfolio. This resulted in a reduction in the allowance for loan losses of $5 million. The dollar volume and percentages of multi-family, commercial, and second mortgages in the portfolio increased over this same time period, resulting in an increase of $2 million in the allowance. There was an additional $1 million increase in the allowance due to an increase in the expected losses associated with overdraft lines of credit and an increase in debit escrow volume for non-accrual loans.

        Changes in the roll rates of loans into more serious delinquency statuses can also impact the allowance. Total non-accrual loans held for investment declined by $2 million between December 31, 2002 and December 31, 2003. A decline in the volume of non-accrual loans held for investment positively impacts GreenPoint's allowance for loan losses because there are fewer loans that can experience losses. However, there were $7 million more of other real estate owned as of December 31, 2003 compared with December 31, 2002, indicating that more of the non-accrual loans had defaulted resulting in the repossession of the underlying collateral. This trend of increasing repossessions is included in the valuation of the allowance. There were $2 million more loans charged off during 2003 than during 2002. This was partially due to higher loss severity on second mortgage and home equity loans. This higher loss severity was incorporated into the assumptions used in the allowance for loan losses. The combination of the higher second mortgage volume and higher loss severity resulted in an increase in the allowance for loan losses of $2 million.

        The combination of all of the individual positive and negative changes to the allowance for loan losses noted above resulted in no change to the total allowance for loan losses between December 31, 2002 and December 31, 2003. The total allowance for loan losses remained at $78 million.

        Due to inherent limitations in using modeling techniques and historical loss percentages, GreenPoint also maintains an unallocated allowance for first mortgage loans. This allowance addresses short-term changes in the first mortgage loan's historical real estate owned performance, delinquency trends, loan products, national real estate values and portfolio growth. The analysis also encompasses an assessment of changes in the macro-economic environment. At the end of each quarter, management determines the adequacy of the unallocated reserve to address these risks.

Non-Performing Assets

        Non-performing assets consist of non-accruing loans and other real estate owned. Total non-performing assets were $285 million at December 31, 2003 compared to $243 million at December 31, 2002. The increase was entirely attributable to a $37 million increase in non-accruing loans held for sale. These primarily represent loans which have been repurchased pursuant to representation and warranty commitments. These repurchases have increased due to the higher level of loan sales. Estimated future losses on these loans are measured as part of the representation and warranty liability (see Note 5).

        GreenPoint attempts to convert non-performing assets to interest-earning assets as quickly as possible, while minimizing potential losses on the conversion.

        The tables in Notes 4 and 6 to the Consolidated Financial Statements present further information about GreenPoint's non-performing assets.

        The following table sets forth information regarding all non-accrual loans, including loans in forbearance, loans which are 90 days or more delinquent but on which the Company is accruing interest and other real estate owned at the dates indicated. If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $28 million, as opposed to $22 million, which was included in interest income for the year ended December 31, 2003.

	December 31,
(Dollars in millions)
	2003	2002	2001	2000	1999
Non-accrual mortgage loans held for investment	$158	$160	$168	$183	$219
Non-accrual other loans(1)	—	—	4	—	—

Total non-accrual loans held for investment	158	160	172	183	219
Non-accrual loans held for sale	103	66	31	13	—

Total non-performing loans(2)	261	226	203	196	219
Other real estate owned, net(3)	24	17	10	11	8

Total non-performing assets	$285	$243	$213	$207	$227

Total non-performing assets—discontinued business	$6	$7	$9	$3	$—

Other loans 90 days or more delinquent and still accruing	$3	$5	$5	$4	$2

Non-accruing loans held for investment to mortgage loans held for investment	1.60%	1.61%	1.72%	2.26%	2.54%
Non-accruing loans held for sale to mortgage loans held for sale	2.15%	1.18%	0.73%	0.71%	—%
Non-performing assets to total assets	1.24%	1.12%	1.06%	1.31%	1.47%

(1)
Excluding certain other loans delinquent 90 days or more, such as guaranteed student loans, on which principal and interest are guaranteed by the U.S. government and certain other loans on which delinquent principal and interest may be deducted from the borrower's deposit account balances.

(2)
As of December 31, 2003, non-accrual loans included 1,638 one-to four-family loans, with an aggregate balance of $232 million, 60 multi-family loans with an aggregate balance of $8 million, 97 commercial real estate loans with an aggregate balance of $17 million, 94 home equity loans with an aggregate balance of $4 million and 293 other loans with an aggregate balance of $5 million.

(3)
Net of related valuation allowance of $1.2 million, $0.5 million, $0.2 million, $0.6 million, and $0.3 million for foreclosed real estate at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

Loan Servicing Portfolio

        The following table summarizes the dollar amount of mortgage loans serviced for GreenPoint and others:

	December 31,
(Dollars in millions)
	2003	2002	2001
Mortgage:
Serviced for GreenPoint(1)	$12,113	$14,936	$13,978
Serviced for others (third parties)	19,836	14,647	11,796

Total loan servicing portfolio	$31,949	$29,583	$25,774

(1)
Includes held for sale and certain loans held for investment at end of period.

Stock Repurchase Program

        In September 2003, the Company's Board of Directors authorized a new share repurchase program of up to 5%, or approximately 6.8 million, of its outstanding shares. The repurchase will be at the Company's discretion, based on ongoing assessments of the capital needs of the business and market valuation of its stock.

        The Company's previous share repurchase program, authorized in 2002, was completed in September 2003. Under this program, the Company repurchased 7.2 million shares, at a cost of approximately $238 million. The repurchased shares are being held in treasury.

        Shares repurchased and cost for the years ended December 31, 2003, 2002, 2001 and 2000 and 1999 are summarized as follows:

	For the Year Ended December 31,
(In millions)
	2003	2002	2001	2000	1999
Number of shares repurchased	14.9	8.2	3.1	7.3	8.1
Cost of repurchases	$472	$251	$71	$121	$141

Supplemental Performance Measurements—Tangible Earnings

        Tangible earnings is a non-GAAP measurement that is defined as net income from continuing operations less charges related to goodwill and the Employee Stock Ownership Plan ("ESOP"). The excluded expenses, unlike other expenses incurred by the Company, do not reduce GreenPoint's tangible capital thereby enabling the Company to increase shareholder value through the growth of earning assets, increases in cash dividends and additional repurchases of the Company's stock.

	For the Year Ended December 31,
(In millions)
	2003	2002	2001	2000	1999
Net income from continuing operations	$471	$498	$409	$255	$212
Add back:
Goodwill amortization	—	—	45	46	46
Employee Stock Ownership and stock plans expense	27	26	19	13	12

Tangible earnings from continuing operations	$498	$524	$473	$314	$270

Tangible earnings per share(1)	$4.00	$3.88	$3.47	$2.29	$1.87

Performance ratios from continuing operations
Tangible earnings return on average assets	2.24%	2.52%	2.73%	2.24%	1.80%
Tangible earnings return on average equity	26.68	28.77	21.79	15.49	13.49
Tangible earnings return on tangible equity	33.85	37.41	27.45	27.73	26.18

(1)
Based on the weighted average shares used to calculate diluted earnings per share.

Consolidated Statement of Financial Condition

        Total assets increased to $23.0 billion at year-end 2003 from $21.8 billion a year ago. The balance sheet reflects growth in the securities portfolio of $2.0 billion. This was partially offset by a decrease in loans receivable held for sale of $831 million.

        Core deposits increased $1.6 billion since December 31, 2002, reflecting the continued success of a variety of initiatives to attract checking accounts. This growth was offset in part by a decline of $999 million in higher-cost term certificates of deposit. Market borrowings increased $657 million since year-end 2002, reflecting the net additional funding needed.

Comparison of Operating Results for the Years Ended December 31, 2002 and 2001—Continuing Operations

General

        Net income from continuing operations for 2002 was $498 million, $3.69 per diluted share, a 23% increase over 2001. The results reflected significant strength and growth in both the retail banking and mortgage banking businesses.

Net Interest Income

        Net interest income on a fully taxable-equivalent basis increased by $128 million, or 20%, to $761 million for 2002 from $633 million for 2001. The improvement versus 2001 was due to an increase in average earning assets. The net interest margin decreased from 3.94% to 3.88%.

        Average earning assets increased by $3.6 billion, or 22% to $19.7 billion in 2002 from $16.1 billion in 2001. The increase reflected growth loans held for sale and mortgage loans held for investment due to the higher origination volume, and a higher balance of investment securities. A continued decline in the level of market interest rates resulted in a decline in the yield on average earning assets of 120 basis points compared to a year ago.

        Average mortgage loans held for investment in 2002 increased $759 million from 2001. Average loans held for sale rose $1.9 billion reflecting increased origination volume. The average balance of securities increased $957 million to $4.5 billion.

        The cost of interest-bearing liabilities decreased by 131 basis points to 2.94% from 4.25% in the prior year. The average balance of lower cost core deposits increased $1.2 billion, while the average rate paid on the deposits declined by 72 basis points. The average balance of money market accounts increased $459 million and the average balance of demand deposit and NOW accounts increased $662 million. The increase in demand deposit balances was attributable to the Bank's new free checking and high interest checking programs.

Provision for Loan Losses

        The provision for loan losses was $2 million for 2002, compared to a credit of $12 million in 2001. The benefit recorded in 2001 was the result of continued strong credit performance in the Company's held for investment mortgage portfolio. Residential mortgage charge-offs were $2 million, versus $5 million a year ago.

Non-Interest Income

        Non-interest income was $462 million for 2002, a decrease of $3 million from $465 million in 2001. The decrease was due to a $20 million drop in the gain on sale of mortgage loans offset by a $31 million increase in fee and commission income. Loan servicing fees increased by $12 million due to a decline in impairment charges which totaled $4 million in 2002, compared to $18 million in 2001.

        Banking fees and commissions increased by $12 million, or 27%. The improvement over 2001 is primarily attributable to increased number of checking accounts, resulting in additional fees; a higher fee structure; and increased 3rd party investment fees.

Gain on Sale of Loans

        Gain on sale from whole loan sales and securitizations of mortgage loans declined $20 million from 2001 to 2002. The gain from whole loans sales declined $3 million while the gain from mortgage securitizations declined $17 million due to the decision to sell rather than securitize most of the Company's home equity and second mortgage originations. Whole loan sale margins on specialty products averaged 277 basis points, versus 315 basis points in the prior year.

Non-Interest Expense

        Total non-interest expense was $427 million for 2002, a decline of $5 million from $432 million in 2001. The decline was due to an accounting change, which ended the amortization of goodwill, which totaled $45 million in 2001. Excluding the effect of the accounting change, non-interest expense increased 10%, $40 million, over the level reported in 2001. Salaries and benefits increased $25 million, most of which related to increased staffing levels and commissions paid in connection with record mortgage volumes. Premises and equipment expense declined $6 million, as the prior year included costs associated with the relocation of GPM's headquarters. Advertising costs increased $7 million due to the increased promotion of the free checking and high interest checking products and increased advertising associated with the branch expansion program. The increase of $13 million in other administrative costs was partially associated with increased mortgage loan processing and also reflected certain non-recurring expenses associated with improving operating efficiencies in both businesses.

Income Tax Expense

        Total income tax expense increased $29 million, or 11%, to $288 million for 2002 from $259 million for 2001. The increase in 2002 compared to 2001 is due to higher pre-tax income, partially offset by a decline in the effective tax rate from 38.9% in 2001 to 36.7% in 2002.

Loan Originations

        Mortgage originations during 2002 were $33.1 billion, up from $26.3 billion during 2001. The growth reflected continued strength in specialty products originations, along with a significant 53% growth in agency and jumbo originations. The strength in the agency and jumbo products was attributable to the favorable interest rate environment and high level of refinance activity in 2002, while the 8% decline in specialty originations reflected the increased pricing and competitive pressures in this market.

Discontinued Operations

Plan of discontinuance and balance sheet composition

        In December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. The Plan as approved by GreenPoint's Board of Director's included the following elements:

  •
  The discontinuance of all manufactured housing lending. The Company ceased accepting loan applications effective immediately and honored previously existing loan commitments to fund approved loans.

  •
  GreenPoint honored existing contractual commitments to service manufactured housing loans.

  •
  The credit risks (in the form of on-balance sheet exposures and retained interests from securitizations) were reassessed in light of the decision to discontinue lending.

  •
  Substantially all of the balance sheet exposures held for investment portfolio and held for sale portfolio were to be divested during 2002.

        A further description of the accounting applied to the discontinued operation is included in the Critical Accounting Policies section of MD&A. The balance sheet of the discontinued business includes all of those assets and liabilities previously included in the manufactured housing segment results. The current balance sheet is included in Note 13. The assets include loans receivable held for investment, servicing assets, servicer advances and deferred tax assets relating to the discontinued manufactured housing operation. The liabilities include the liability under recourse exposure, and various accrued expenses associated with obligations to surety providers and funds to be paid to the securitization trusts.

        All of the loans receivable held-for-sale previously held by the manufactured housing segment ($705 million at December 31, 2001) were sold in early 2002 in conjunction with the decision to discontinue the business. Loans receivable remaining on the books at December 31, 2003 and 2002 ($55 million and $48 million, respectively), primarily represented advances made to borrowers in conjunction with insurance contracts which the Company is required to make under existing servicing obligations.

Comparison of Operating Results for the Years Ended December 31, 2003, 2002, and 2001

        The net income from discontinued operations for the year ended December 31, 2003 and 2002 was $1 million and $5 million, respectively. The 2003 and 2002 results reflect performance consistent with the operating plan established when the business was discontinued in December 2001. For the year ended December 31, 2001, the reported net loss from the discontinued operation was $704 million.

        The 2003 results reflected servicing income which was $5 million lower than projections, marginally lower net interest income of $2 million, and a $10 million favorable variance associated with projected future operating performance.

        The 2002 results included the impact of an agreement to restructure the credit enhancement and servicing arrangements with a surety provider as described more fully in Note 14 to the consolidated financial statements. The 2002 results also included the following pre-tax variances from the initial estimates: a favorable variance from the sale of loans of $22 million, a favorable variance associated with the projected future operating performance of the discontinued business of $26 million, and an unfavorable variance associated with a change in valuation of retained interest of $33 million.

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

Valuation of manufactured housing retained interests and recourse transactions

        As more fully described in Note 14, GreenPoint has entered into certain off-balance sheet transactions, although encompassed in Discontinued Operations, still represent recourse obligations of the company. With respect to performance of the pools of manufactured housing loans in those transactions, both delinquencies and net credit losses for the year ended 2003 have declined from 2002. This decline occurred in tandem with the declining balances of the securitized and sold loans.

        With respect to the assumptions used in valuing the liability for recourse exposure and retained interest asset, prepayment speed assumptions were lowered during the year ended 2003. The weighted average loss rate assumption did not change, but lowering the prepayment speed assumption will translate into more loans projected to default, therefore the cumulative loss rate for the year ended 2003 was higher than for 2002. The assumptions used in these valuation are outlined in Note 14.

        During the year ended December 31, 2003 $59 million of the reserve for impairment of manufactured housing servicing assets was deemed permanent and therefore charged off. The classification to permanent from temporary had no financial effect on the company as the reduction to discontinued operations earnings was recorded in the prior periods when the impairment was recognized.

Risk Management

        The Company has a Corporate Risk Oversight Committee which monitors and supervises the wide variety of risks encountered in the course of business. The Committee is chaired by the President and Chief Operating Officer and includes the heads of its two businesses, the Chief Financial Officer, the Head of Risk Management and the General Counsel. The Committee meets periodically to review credit risk, including both on-balance sheet and off-balance sheet exposure, market risk and operating and business risks which include, but are not limited to, legal and systems risks. These individual types of risks are also analyzed and monitored by separate committees comprised of experts within the business units and on the corporate staff. Liquidity, Capital and Credit Risk Management are described fully below. The Market Risk analysis is included in Item 7A.

Liquidity Risk Management

        The Bank's primary sources of funding from financing activities include deposit gathering, advances from the FHLB, short and long-term borrowings under repurchase agreements and overnight and term Federal Funds purchases. Cash flows related to operating activities primarily consist of cash disbursed to fund loan originations and cash received from loan sales and securitizations. Cash flows related to investing activities include purchases of securities and loans receivable held for investment, funds received from loan and securities principal and interest payments, and sales and maturities of mortgage-backed and other investment securities. While maturities and scheduled amortization of loans and securities are a predictable source of funds, the amount of principal prepayments on loans and mortgage-backed securities can only be estimated, as they tend to fluctuate with various exogenous factors including the general level, and direction, of interest rates.

        Funds provided from financing activities totaled $848 million for the year ended December 31, 2003. At December 31, 2003 total borrowings were $7.9 billion, up $657 million from $7.2 billion at December 31, 2002. Membership in the FHLB allows the Bank to secure advances in proportion to its investment in FHLB stock. At December 31, 2002 the Bank had $2.8 billion in outstanding FHLB term advances. The Bank's ability to secure further advances from the FHLB is based on the market value of the pledged loan portfolio. At December 31, 2003, based on the then current market value of the pledged portfolio, the Bank had additional FHLB borrowing capacity of $1.7 billion. The Bank also uses its mortgage-backed and other investment securities as collateral under short and long-term repurchase agreements. As of December 31, 2003 the Bank had $3.3 billion in outstanding repurchase agreements, which was an increase of $1.3 billion from the previous year. At December 31, 2003 the Company had un-pledged securities eligible as collateral for repurchase agreements of $2.0 billion. The Bank also secures overnight and term funding in the Federal Funds market. At December 31, 2003 the Bank had $1.1 billion of overnight purchased Federal Funds.

        Deposits continue to be the primary funding source for the Company. Deposit balances experienced a net $750 million increase in 2003. Lower-cost core deposits increased by $1.6 billion offset by a decrease in higher cost certificates of deposit and wholesale money market deposits of $837 million. The decline in certificate of deposit balances resulted from management's decision to utilize lower cost alternative funding sources rather than pay higher priced retail rates. Time deposits maturing within one year totaled $2.9 billion at December 31, 2003. Consistent with historical trends, a substantial portion of these deposits are expected to be renewed. To the extent these deposits are not renewed, funding is expected to be provided through continued growth in core deposits (checking, savings and money market deposits) and through alternative financing sources.

        The Company and the Bank have received both short-term and long-term debt ratings from three recognized credit rating firms. These ratings allow the Company and the Bank to access the wholesale debt markets, thereby providing the Company with additional flexibility in accessing and utilizing the most cost effective and appropriate means for meeting its funding needs. As of December 31, 2003 the Bank had a medium term note shelf with $2.8 billion in available capacity.

        Funds used in investing activities totaled $2.2 billion in 2003, primarily resulting from $8.3 billion of investment securities purchases. These investments were partially offset by cash flows from maturities and sales of investment securities (primarily mortgage-backed securities) which totaled $2.4 billion as well as significant mortgage and securities principal prepayments which resulted from the historically low, and generally declining, interest rate environment prevalent since the beginning of 2003.

        Funds provided by operating activities totaled $1.3 billion for the year as total loan originations of $38.9 billion were less than the proceeds from loan sales of $39.6 billion. The significant loan origination and sale activity in 2003 reflects the continued strong market for mortgage originations and the continued high level of demand for these assets in the secondary market. At December 31, 2003 the Company had outstanding mortgage loan commitments of $7.0 billion. As of December 31, 2003 there were $15 million of outstanding mortgage-backed and other securities commitments. The Company anticipates that through the use of internally generated cash flow, the capital markets to securitize and sell its mortgage loan commitments, and other available financing alternatives that it will have sufficient funds available to meet its current loan and securities commitments.

        The Company's most liquid assets are cash and cash equivalents, including money market investments. The level of these assets is dependent upon the Company's operating, financing, lending, and investing activities during any given period. Cash and cash equivalents, including money market investments, totaled $335 million at December 31, 2003 compared to $369 million at December 31, 2002.

Capital Risk Management

        The Company and the Bank are subject to minimum regulatory capital requirements imposed by various federal and state banking authorities, including the Federal Reserve Board, the FDIC and the New York State Banking Department. These capital requirements vary according to an institution's capital level and the composition of its assets. Furthermore, pursuant to the FDIC Improvement Act of 1991 ("FDICIA"), the federal banking regulators have set the minimum capital ratios for a well-capitalized banking institution at 6% Tier 1 risk-based capital, 10% total risk-based capital and 5% Tier 1 leverage capital. At December 31, 2003, the Company and the Bank exceeded these levels and expect to be in excess of the minimum ratios required of well-capitalized institutions in the future.

        Following is a table of the components of regulatory capital as defined by the banking regulators for risk-based capital and leverage ratio guidelines.

Components of Capital	At December 31,
(In millions)
	2003	2002
Tier 1 Capital:
Common stockholders' equity	$1,923	$2,013
Unallocated ESOP shares	(84)	(89)
Unearned stock plans shares	(1)	(1)
Capital securities	200	200
Goodwill	(395)	(395)
Accumulated other comprehensive income, net	20	(27)
Other deductions	(16)	(5)

Tier 1 Capital	1,647	1,696

Tier 2 Capital:
Subordinated bank notes	150	150
Qualifying allowance for loan losses	78	78

Tier 2 Capital	228	228

Total qualifying capital	$1,875	$1,924

Risk-weighted assets	$14,632	$14,848

        The calculations of Tier 1 Capital and Total Capital include the Capital Securities. These securities were issues by GreenPoint Capital Trust I, a Delaware statutory business wholly-owned by the Company. Effective December 31, 2003, the provisions of Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") required the company to deconsolidated the Trust. The Company continues to include the Capital Securities in its Tier 1 Capital and Total Capital at December 31, 2003, based on a supervisory letter issued by the Board of Governors of the Federal Reserve System in July 2003. This letter instructed bank holding companies to continue to include securities such as Capital Securities in these calculations for regulatory purposes until notice is given to the contrary.

        GreenPoint remains committed to maintaining its capital at levels sufficient to provide for the continued growth of the Company through prudent investments and acquisitions while also providing shareholder value. The Company manages its capital based on its near and long term needs. GreenPoint's total stockholders' equity decreased by $85 million to $1.8 billion at December 31, 2002 from $1.9 billion at December 31, 2002. The decrease was the result of treasury stock repurchases offsetting 2003 retained net income.

        The stock repurchase program authorized by the Company's Board of Directors in September 2002 was completed in March 2003. Under this program, the Company purchased 7.5 million of its shares at a cost of approximately $216 million. In February 2003, GreenPoint's Board of Directors authorized a new program to purchase an additional 5%, or 5 million of its outstanding shares.

Credit Risk Management

        During 2003, the Company originated mortgage loans for its own portfolio and for disposition in the secondary markets in the form of whole loan sales and securitizations. In the fourth quarter of 2002, GreenPoint began to originate small business loans through its branch system, which are placed in its portfolio. Outstanding small business loans were $4 million and $0.1 million, at December 31, 2003 and 2002, respectively. As of December 31, 2001, the Company discontinued originating manufactured housing loans.

        In general, whole loan mortgage sales transfer the credit risk to the purchasers. Loans are sold without recourse to GreenPoint Mortgage, except for the specified representations and warranties in the sales agreement. These representations and warranties state that if certain deficiencies exist in the loan documentation when the loan was sold, then the purchaser has the option of returning the purchased loans to the Company. Risk management monitors the Company's loss performance on repurchases and indemnifications on previously sold loans.

        In contrast, for loans placed in the portfolio, or for loans securitized, the Company retains all or much of the credit risk. The Company has a residual interest in its securitizations. If the loans perform worse than expected, then it could negatively impact the value of the Company's retained interests. The Company has a residual interest in its securitizations. The initial value of these retained interests is determined at the time that the securitization is closed using a net present value analysis of future cash flows. These cash flows are based on assumptions related to prepayments and losses on the collateral, overcollateralization requirements, and the spread between the interest rates on the loans and on the certificates. Any difference between the actual cash flows and the assumptions used in the initial net present value analysis could positively or negatively impact the value of the Company's retained interests. The risk to the Company is that the value of the retained interests will be less than the initial value, resulting in a reduction of the value on the Company's books, also known as impairment. Impairment in the value of the retained interests could reduce the Company's income in the period that it occurs.

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

        Oversight of the appraiser approval and appraisal review process is conducted independent of the production organization. Appraisers are required to meet strict standards for approval by GreenPoint, and their performance is monitored on a regular basis. With oversight by Risk Management, a comprehensive quality control process is in place to ensure that mortgage loans being originated meet the Company's underwriting standards, and that required operating procedures are followed. Loans are selected monthly on a pre and post funding basis for review by quality control analysts and staff appraisers. A quality control process has also been established for the small business loans being originated by GreenPoint with monthly reviews on a post-funding basis.

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

        Risk Management reviews monthly the delinquency and loss trends for all of the mortgage, manufactured housing, and small business loans serviced by the Company, whether or not it retains credit exposure. These reviews are intended to identify significant changes in credit quality which may indicate changes to the Company's exposures or to the efficacy of its underwriting of loans sold to other investors. Such changes could prompt adjustments to the Company's underwriting criteria or servicing procedures. Risk Management also reviews the characteristics and performance of loans in GreenPoint's owned portfolio that are serviced by third parties on a monthly basis.

        GreenPoint's mortgage loan origination activity is geographically diversified throughout the United States. GreenPoint began originating loans outside of New York State in 1996. At December 31, 2003, approximately 64% of the Company's held for investment mortgage loan portfolio was secured by properties outside of New York. The Company tracks economic and housing market trends to identify areas for expansion and as an early warning mechanism. The Company also closely monitors trends in delinquent and non-performing loans through cycles in the economy and in the real estate market. These economic and performance trends are analyzed in the ongoing fine-tuning of lending practices.

        The Company uses various collection strategies to maintain contact with the borrowers in order to obtain repayment. Collection activities for GreenPoint Mortgage are centralized in a servicing unit in Columbus, Georgia. GreenPoint Credit's collection activities were centralized during 2002 in a servicing center in Atlanta, Georgia in order to target delinquent accounts more effectively utilizing more advanced technology. Remarketing activities for GreenPoint Credit remain decentralized among several regional offices in order to repossess and liquidate collateral more effectively, thereby minimizing the loss severity. Collection efforts for GreenPoint Bank's business banking loans are handled in a collaborative manner by the credit analysts in New York and the servicing center in Columbus, Georgia.

        The Company has set forth a policy for establishment and review of the adequacy of the allowance for loan losses in order to provide for estimated costs related to the problem loans. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company's lending areas. The Company has also established a liability to cover losses associated with repurchases and indemnifications of sold loans due to representations and warranties. This liability was sized using historical loss data associated with loan sales and additional reserves are set aside as the volume of sold loans increases.

Long-Term Debt and Other Contractual Obligations

        The following table represents the Company's long-term debt and other contractual obligations as of December 31, 2003:

(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Certificates of deposits of $100,000 and over	$957	$579	$212	$160	$6
Long-term debt	700	—	—	550	150
Lease commitments	246	33	57	47	109
Purchase obligations(1)	90	29	46	15	—

	$1,993	$641	$315	$772	$265

(1)
Legally binding commitments on which the Company expects to expend more than $500,000 per year.

Off Balance Sheet Arrangements

        The following table represents the Company's off balance sheet arrangements and related expiration dates as of December 31, 2003:

(In millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit outstanding(1)	$537	$—	$—	$—	$537
Guarantees(2)	40	40	—	—	—
Unused small business lending commitments	4	4	—	—	—
Unused Home Equity Lines of Credit	631	18	85	247	281
Mortgage loan pipeline(3)	7,043	7,043	—	—	—

	$8,255	$7,105	$85	$247	$818

(1)
Letters of credit outstanding on the discontinued business. See Note 14 for further information.

(2)
See Note 15 for additional information on Guarantees

(3)
Pipeline represents applications received, but not yet funded. Of this amount, at December 31, 2003 approved applications totaled approximately $4.4 billion.

        In connection with its sale of mortgage loans, the Company provides certain representations and warranties, which provide the purchaser the option of returning a purchased loan to the Company under certain conditions. The Company may recognize losses as the result of the repurchases of loans under the arrangements. Losses are estimated based on historical experience and are recorded as a reduction to the gain on sale of loans at the time of the original sale. Refer to Note 5 for further quantitative information about the liability for representations and warranties.

Impact of Recent Accounting Pronouncements

        On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 also amends previous accounting pronouncements to result in more consistent reporting of contracts that are derivatives in their entity or that contain embedded derivative. Generally, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a significant effect on the Company's earnings or financial position.

        On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement requires issuers of financial instruments falling within the scope of SFAS 150, which have the characteristics of both liabilities and equity to be classified as liabilities and measured at fair value. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and for all financial instruments on July 1, 2003. The adoption of SFAS 150 did not have a significant effect on the Company's financial position.

        On December 23, 2003, the FASB issued a revised Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pension and Other Post Retirement Benefits" ("SFAS 132"). The revised statement has no effect on the measurement or recognition of those plans required by FASB Statements No. 87, 88, and No. 106. The revised statement does require additional disclosures on the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. The disclosure requirements in the revised FAS 132 are effective for interim and annual periods ending after December 15, 2003. The additional disclosures required under SFAS 132 have been included in Note 11.

        On November 25, 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Fin 45 expands on the accounting guidance of FASB Statements No. 5, 57, and 107. This interpretation also incorporates without change the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurements provisions apply on prospective basis to guarantees issued or modified after December 31, 2002. The additional disclosures required under FIN 45 have been included in Note 16.

        On January 17, 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" address consolidation by business enterprises of variable interest entities, which have certain characteristics. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. This interpretation applied immediately to variable interest entities created after January 31, 2003. In October of 2003, the FASB announced that the effective date of FIN 46 on variable interest created before February 1, 2003 was deferred from July 1, 2003 to periods ending after December 15, 2003.

        As of December 31, 2003, the Company had variable interests in various qualified special purposes entities, which are exempt from the provisions of FIN 46. The Company reports the rights and obligations related to these qualifying special-purpose entities according to the requirements of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The provisions of FIN 46 have resulted in the Company deconsolidating GreenPoint Capital Trust I, a subsidiary trust associated with the issuance of trust preferred securities. The deconsolidation did not have a significant effect on the Company's earnings or financial position and management anticipates the application of FIN 46 will not have a significant effect on the Company's earnings or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

        The Company's market risk exposure is limited solely to interest rate risk. Interest rate risk is defined as the sensitivity of the Company's current and future earnings to changes in the level of market interest rates. Part of the Company's interest rate risk resides on the balance sheet, as the maturity and repricing characteristics of its assets do not match those of its liabilities. Additionally, a significant source of the Company's revenue, the proceeds from the sale of mortgage loans, depends on the volume of loan originations, which is sensitive to the level and direction of market interest rates.

Market Risk Management Process

        Management of interest rate risk is conducted within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risks to earnings and market value that the Board of Directors deems prudent. In addition, they govern permissible investments and off-balance sheet transactions, and maximum counterparty exposure limits. The formulation and implementation of any Risk Management strategy involves numerous day-to-day decisions involving the acquisition or divestiture of loans and investment securities, reinvestment of cash flows, the selection of funding instruments and maturities and the use of off-balance sheet instruments. Together, these incremental decisions result in a strategy that is represented by the interest rate risk position. The performance of the positions and strategies are formally reviewed by the Asset and Liability Management Committee ("ALCO") in the context of the outlook for interest rates and general business conditions, as well as for compliance with established risk tolerances and policies. The committee is chaired by the Chief Financial Officer and includes the Treasurer, the Head of Risk Management and the Company's Senior Business Unit and Financial Executives.

Interest Rate Risk Management Strategies

        Interest rate risk inherent on the balance sheet is managed taking into account the risks to earnings in the Company's main businesses. Most importantly, the Company's mortgage origination business is sensitive to the level of interest rates. In a low or declining interest rate environment mortgage volumes tend to increase as demand for home purchases and mortgage refinancing increases, leading to growth in mortgage banking revenues. Conversely, high or rising rates subdue mortgage demand, leading to less revenue.

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

        The interest rate sensitivity of the Company's balance sheet originates with the cash flow characteristics of its loan portfolios and deposit products. Management alters the overall balance sheet sensitivity through adjustments to the securities investment portfolio and the maturities of market borrowings, as well as various deposit pricing and derivatives strategies.

Interest Rate Risk Measurement

        The principal tool used to measure balance sheet sensitivity at any point in time, and to assess the impact of potential business and rate risk management strategies, is a simulation of net interest income. The simulation gives effect to management assumptions concerning the repricing of assets and liabilities, as well as business volumes under a variety of hypothetical interest rate scenarios. These hypothetical scenarios incorporate parallel yield curve shifts in interest rates of plus or minus 100 and 200 basis points. In addition, non-parallel yield curve flattening and steepening scenarios are modeled.

        Management also estimates the sensitivity of the market value of equity to supplement the net interest income simulations in the management of market risk. The market value sensitivity model measures the expected change in the market value of the Company's assets and liabilities resulting from a large, instantaneous change in the level of interest rates. The net impact of the changing market values of assets and liabilities represents a measure of the change in the market value of the Company's equity.

        Management uses the net interest income simulations as the primary tool in assessing the impacts of business and investment decisions on the Company's market risk profile. The simulations reflect changes in net interest income only during the period over which the simulations are conducted. By modeling the cash flows over the entire lives of the assets and liabilities, the market sensitivity model captures the longer-term consequences of balance sheet decisions. As such, management views maintaining market sensitivity at prudent levels, and within Board-approved limits, as a constraint on its business decisions and tactics.

        The most crucial management assumptions in the net interest income simulation and the market value sensitivity model concern prepayments on the Company's mortgage loan portfolio and the pricing of retail deposits in various interest rate environments. As interest rates decline, mortgage prepayments tend to increase, reducing loan portfolio growth and lowering the portfolio's average yield. Management's assumptions are guided by analyzing the prepayment performance of the Company's portfolio in past rate cycles as well as publicly available research on the prepayment behavior of similar mortgage assets.

        Rates on non-maturity deposits rise and fall with market rates, but tend to move less than proportionately. Rates offered on retail certificates of deposit tend to move in close concert with market rates, though history suggests they increase less rapidly as market rates rise. Extensive historical analysis shows that the Company's deposit volumes are relatively insensitive to interest rate movements within the range encompassed by the scenarios.

        The following table presents the results of the net interest income simulations under a variety of hypothetical interest rate scenarios, based on the Company's balance sheet positions at December 31, 2003 and 2002. The results are expressed as the percentage change in pretax net interest income from the base scenario in which interest rates are unchanged. The change in income is measured over a period of twelve months.

	Short-term Rate Changes:
Net Interest Income Simulations Yield Curve	-200 bps	-100 bps	+100 bps	+200 bps
December 31, 2003
-150 bps	(13.3)%	(9.4)%	(0.8)%	0.5%
Parallel	(7.8)%	(0.7)%	2.8%	2.9%
+150 bps	(2.8)%	4.6%	5.4%	5.9%
December 31, 2002
-150 bps	(13.0)%	(10.0)%	(0.5)%	2.3%
Parallel	(5.8)%	(1.2)%	3.2%	4.7%
+150 bps	(0.1)%	6.8%	5.3%	6.8%

        The columns represent 100 and 200 basis point changes—down and up—in the level of interest rates over a twelve-month time span. The rows indicate changes in the shape of the yield curve over the same time period. The parallel row corresponds to changes in rate levels in which the yield curve retains its shape. In the -150 basis point scenarios, the yield curve flattens, and in the +150 basis point simulations the curve steepens. For example, a parallel downward shift of 200 basis points would reduce net interest income by 7.8% from what would be earned if rates remained constant. However, a decline of 200 basis points accompanied by a 150 basis point steeper curve, would reduce net interest income by only 2.8% over the unchanged scenario. (As of December 31, 2003 and 2002 not all rates could fall 200 basis points without reaching zero. In these scenarios rates are reduced until they reach zero. These scenarios are retained to allow for historical comparisons.)

        Management views the changes in the simulation results between the end of 2002 and the end of 2003 as relatively minor. At the end of both years the Company was asset sensitive, in that net interest income would benefit from rising interest rates almost irrespective of any change in yield curve slope. Risks to net interest income in the event of declining rates and/or a flattening yield curve were deemed acceptable. These interest rate scenarios would likely be accompanied by a strong market for residential mortgage origination, and the revenues arising from greater levels of mortgage banking activities would mitigate or exceed the pressures on net interest income.

        The table below presents the results of the market value sensitivity model based on the balance sheet positions at December 31, 2003 and 2002:

Market Value Sensitivity	-200 bps	-100 bps	+100 bps	+200 bps
December 31, 2003	(8.9)%	(2.0)%	(4.6)%	(11.1)%
December 31, 2002	(11.9)%	(3.2)%	2.7%	0.5%

        The after-tax value sensitivity to a 200 basis point instantaneous increase in interest rates was (11.1)% at the end of 2003, versus 0.5% at the end of 2002. The change reflects the extension of the Company's mortgage loans and mortgage-backed securities in response to the increase in interest rates during the year. The extension, implying longer durations, increases the price sensitivity of those assets to further increases in rates. However, management believes the additional sensitivity to rising rates is an acceptable risk. The position maintains an asset sensitive income position to offset the potential decline in mortgage banking revenues that could accompany further rate increases.

        The simulations and market value sensitivities measure the exposure of net interest income and market value to changes in interest rates at a particular point of time. The risk position is always changing. Management continuously monitors the Company's risk profile as it changes, and alters the rate sensitivity to ensure limits are adhered to, and that the resulting risk profile is appropriate to its views on the likely course of interest rates and developments in its core businesses.

        In addition, the fair value of the mortgage company's servicing assets and retained interests from securitizations are directly affected by the level of prepayments associated with the underlying loans. As interest rates decline the value of these assets will decline. Conversely as interest rates rise, the value of these assets will increase.

Derivative Financial Instruments

        Interest rate derivatives, such as interest rate swaps and Eurodollar futures, are periodically integrated into the Company's interest rate positions and, therefore, its simulations. The notional amounts of these instruments are not included in the company's balance sheet. At December 31, 2003, the Company had $350 million of five-year interest rate swaps. These swaps effectively converted the 3.20% fixed rate coupon on the $350 million of Senior Notes maturing on June 6, 2008 into a floating rate of 3-month libor minus 35 basis points, resetting quarterly. There were no other outstanding derivative financial instruments hedging the Company's interest rate position at December 31, 2002.

        The Company does currently utilize derivative instruments to manage its exposure to interest rate risk associated with mortgage loan commitments.

        Prior to the closing of the loan, the Company generally extends an interest rate lock commitment to the borrower. As of December 31, 2003, the notional value of these commitments is approximately $1.5 billion. The Company is exposed to subsequent changes in the level of market interest rates, and the spread over Treasuries required by investors. An increase in market interest rates or a widening of spreads will reduce the prices paid by investors and the resultant gain on sale. To mitigate this risk, at the time the Company extends the interest rate lock commitment to the borrower, the Company will enter into mandatory commitments to deliver mortgage whole loans to various investors, or to issue private securities and/or Fannie Mae and Freddie Mac securities (forward delivery commitments.) These commitments effectively establish the price the Company will receive for the related mortgage loan thereby minimizing the risk of subsequent changes in interest rates. At December 31, 2003, the Company had mandatory forward delivery commitments outstanding amounting to $1.8 billion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For the Consolidated Financial Statements of GreenPoint, see index on page 51.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company's management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2003 and, based on its evaluation, has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. In addition, there has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth-certain information regarding the individuals who are deemed to be executive officers of the Company.

        Thomas S. Johnson, 63, has been Chairman and Chief Executive Officer of the Corporation since joining the Corporation in August 1993. He also was President of the Corporation from August 1993 to October 1997. Mr. Johnson has served as President of both Chemical Bank and Manufacturers Hanover Trust Company. He is a Director of Alleghany Corporation, a company engaged in insurance and industrial products businesses, RR Donnelley & Sons, Inc., a printing company, The Phoenix Companies, an insurance and wealth management company, and a number of not-for-profit organizations, including Trinity College, The Asia Society, The Cancer Research Institute of America, WNET Channel 13, New York and United Way of New York City. Mr. Johnson is Chairman of the United States-Japan Foundation and of the Institute of International Education. A graduate of Trinity, he also has a masters degree in business administration from Harvard University.

        Bharat B. Bhatt, 60, has been a Director of the Corporation since October 1997. Mr. Bhatt joined the Corporation in June 1995 as Vice Chairman and was appointed as the Corporation's President and Chief Operating Officer in October 1997. Mr. Bhatt served as the Chief Financial Officer of Shawmut National Corporation from 1992 to 1994, as a Senior Vice President at Mellon Bank from 1989 to 1992 and held various management positions at Chemical Bank from 1971-1989. A graduate of the University of Bombay, Mr. Bhatt also is a member of The Institute of Chartered Accountants.

        Jean C. Bingham, 52, joined the Company in February 1993 and was appointed President of GreenPoint Credit in January 2003. She formerly served as the Company's Executive Vice President, Risk Management, and Executive Vice President, Production, for GreenPoint Mortgage. Prior to joining the Bank, Mrs. Bingham served as an Executive Vice President and Chief Operating Officer for Barclays American/Mortgage Corporation. She also served as a Vice President at Anchor Savings Bank and held senior positions at WeSav Mortgage Corporation and Midland Mortgage Company in their Correspondent Division. Mrs. Bingham holds a BA in Political Science from the University of Minnesota.

        Howard C. Bluver, 47, joined GreenPoint in June 1994 and currently serves as Executive Vice President, General Counsel, and Corporate Secretary. Prior to joining the Bank, Mr. Bluver held a variety of positions at the Office of Thrift Supervision in the Treasury Department. His final assignment was as Deputy Chief Counsel for Corporate Transactions. Prior to that he worked in private law practice and at the Securities and Exchange Commission and held positions from a Staff Attorney to Branch Chief of the Division of Corporation Finance. Mr. Bluver is on the Board of Directors of Neighborhood Housing Services of New York City, Inc. Mr. Bluver earned a BA in Political Science from SUNY Albany and a JD from SUNY Buffalo, School of Law.

        S. A. Ibrahim, 52, joined GreenPoint in March 1997 and was appointed President and Chief Executive Officer of GreenPoint Mortgage in January 2000. Prior to that he served as Chief Operating Officer of the combined mortgage business of GreenPoint Mortgage and Headlands Mortgage upon completion of the Headlands acquisition. Prior to joining the Bank, Mr. Ibrahim was in charge of International Reengineering at American Express' Travel Related Services Company. Previously, he held various positions at Chemical Banking Corporation, including Chief Executive Officer of the Mortgage Business, Chief of Staff to the Vice Chairman in charge of Consumer Banking and Chief Credit Officer for Consumer Banking. He has also been head of the Credit Card Operations at Crocker Bank and Chief Financial Officer of the Business Services Division at Bank of America. Mr. Ibrahim currently serves on the Residential Board of Governors for the Mortgage Bankers Association of America and is on the Board of Directors of the California Mortgage Bankers Association. He also is a Director of MERSCORP, Inc. Mr. Ibrahim was invited to serve on Fannie Mae's 2004 - 2005 National Advisory Council. A graduate of Osmania University in Hyderabad, India with a B.E. in Engineering, Mr. Ibrahim also has an MBA in Finance from the Wharton School at the University of Pennsylvania.

        Jeffrey R. Leeds, 58, joined the Bank in September 1995 and serves as Executive Vice President and Chief Financial Officer. Prior to that, he served as Executive Vice President, Finance, and Treasurer. Before joining the Bank, Mr. Leeds held a variety of positions at Chemical Bank. His final assignment was as Head of the Asset and Liability Management staff. Prior to that he served for seven years as Chief Money Market Economist. Mr. Leeds began his career as an economist at the First National Bank of Chicago. He also spent two years as Director of New Product Development at the Chicago Board Options Exchange. Mr. Leeds earned a Bachelor's Degree in economics from the University of Michigan and holds a Masters in Business Administration and Master of Philosophy from the Columbia University Graduate School of Business.

        Mary M. Massimo, 58, joined GreenPoint in November 1999 and serves as Executive Vice President and Human Resources Director. Before joining GreenPoint, she was head of Human

Resources and Office Operations at Rockefeller & Co., Inc., between 1995-1999. From 1988-1994, she headed Human Resources at Swiss Bank Corporation North America. Ms. Massimo has also held senior positions in Human Resources at Drexel, Burnham, Lambert, Inc., and International Paper Co. She is a long-standing member of the American Psychological Association and the Society for Industrial and Organizational Psychology. Ms. Massimo earned a BA in psychology from the College of New Rochelle, and she earned both masters and doctorate degrees in psychology from Fordham University.

        Ramesh Shah, 56, joined the Bank in June 1996 and serves as Executive Vice President, Retail Banking. Prior to that, he served as Executive Vice President, Marketing and Product Development. Before joining the Bank, Mr. Shah was Senior Vice President of NatWest Bancorp. (1994-1996); Senior Vice President of Shearson Lehman Brothers (1991-1993) and Senior Vice President of American Express Company (1988-1991). Mr. Shah holds a Masters in Business Administration from Columbia University and a Bachelor of Arts degree from Bates College.

        The Corporation has adopted a Code of Business Conduct and Ethics that applies to the Corporation's employees and Directors. In addition, the Corporation has adopted a Financial Personnel Code of Ethics that applies to the Corporation's chief executive officer, president, chief financial officer and chief accounting officer and supplements the provisions of the Corporation's Code of Business Conduct and Ethics. Each Code of Ethics is available through the Corporation's web site at http://www.greenpoint.com. Copies of each Code of Ethics is available, free of charge, to any person who requests them. Such requests may be directed to GreenPoint Financial Corp., Investor Relations Department, 90 Park Avenue, New York, New York 10016, (212) 834-1202.

        The other information required by Item 10 is incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2004, which is expected to be filed with the Securities and Exchange Commission on or about March 26, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2004, which is expected to be filed with the Securities and Exchange Commission on or about March 26, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	9,272,707	$20.81	4,528,602	(2)
Equity compensation plans not approved by security holders(3)	1,852,061	28.43	707,533

Total	11,124,768	$22.08	5,236,135

(1)
Includes the Company's Amended and Restated 1994 Stock Incentive Plan, 1999 Stock Incentive Plan, Non-Employee Directors Stock Option Plan, Non-Employee Directors 2001 Stock Option

  Plan and the Headlands Mortgage Company 1997 Executive and Non-Employee Director Stock Option Plan ("Headlands Plan"), which was assumed by the Company in connection with its merger with Headlands Mortgage Company. As of December 31, 2003, 42,223 options remained outstanding under the Headlands Plan, with a weighted-average exercise price of $13.32.

(2)
The Headlands Plan authorized the grant of options to purchase, and awards of, an aggregate of up to ten percent of Headlands Mortgage Company's total outstanding shares at any time.

(3)
Includes the Company's 2001 Stock Plan ("2001 Plan"). The Board of Directors approved the 2001 Plan on February 9, 2001. The 2001 Plan has not been submitted to the Company's stockholders for approval. It provides that the total number of shares of Company common stock available for grant is 3,000,000 shares. The 2001 Plan is administered by the Compensation Committee of the Board of Directors. Among other things, the Committee has the authority to select officers (excluding any person designated by the Board of Directors as an "officer" for purposes of Section 16 of the Securities Exchange Act of 1934), employees, and/or consultants to whom awards may be granted, to determine the type of award as well as the number of shares of Common Stock to be covered by each award, and to determine the terms and conditions of any such awards. Awards under the 2001 Plan may be granted in any one or a combination of non-qualified stock options, stock appreciation rights, restricted stock, performance units and other Company common stock-based awards. Stock options granted under the 2001 Plan must have an exercise price of not less than fair market value on the date of grant. Adjustments in the number and type of shares and other equitable adjustments may be made by the Board or the Compensation Committee in the event of a merger, reorganization, consolidation, recapitalization, spin-off, stock dividend or any other similar event. Awards may be granted for such terms as the Compensation Committee may determine, except that the term of a stock option may not exceed ten years from its date of grant. Awards outstanding on the termination date of the 2001 Plan shall not be affected or impaired by such termination.

Security Ownership

        Incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2004, which is expected to be filed with the Securities and Exchange Commission on or about March 26, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2004, which is expected to be filed with the Securities and Exchange Commission on or about March 26, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2004, which is expected to be filed with the Securities and Exchange Commission on or about March 26, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements
		See index to the Consolidated Financial Statements on page 51.
	(2)	Financial Statement Schedules

		Financial Statement Schedules have been omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary Data".
(b)		Reports on Form 8-K filed during the last quarter of the registrant's fiscal year ended December 31, 2003

On October 7, 2003, GreenPoint Mortgage Securities Inc. filed a current report on Form 8-K related to the monthly distribution reported to the holders of GreenPoint Mortgage-Backed Pass-Through Certificates Series 2003-1 pursuant to the terms of the Pooling and Servicing Agreement, dated August 1, 2003 among GreenPoint Mortgage Securities Inc. as sponsor, GreenPoint Mortgage Funding, Inc., as seller and master servicer, and JPMorgan Chase Bank, as trustee.

        On October 8, 2003, GreenPoint Mortgage Securities Inc. (the "Company") filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2003-1 ("Series 2003-1 Notes").

        On October 8, 2003, GreenPoint Mortgage Securities Inc. (the "Company") filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Mortgage-Backed Pass-Through Certificates, Series 2003-1 ("Series 2003-1 Certificates").

        On October 16, 2003, GreenPoint Financial Corp., a Delaware corporation (the "Company"), filed a current report on Form 8-K in connection with the issuance of a press release announcing third quarter results for the period ended September 30, 2003.

        On October 30, 2003, GreenPoint Mortgage Securities Inc. filed a current report on Form 8-K related to the monthly distribution reported to the holders of GreenPoint Mortgage-Backed Pass-Through Certificates Series 2003-1 pursuant to the terms of the Pooling and Servicing Agreement, dated August 1, 2003 among GreenPoint Mortgage Securities Inc. as sponsor, GreenPoint Mortgage Funding, Inc., as seller and master servicer, and JPMorgan Chase Bank, as trustee.

        On November 7, 2003, GreenPoint Mortgage Securities Inc. (the "Company") filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Mortgage-Backed Pass-Through Certificates, Series 2003-1 ("Series 2003-1 Certificates").

        On November 7, 2003, GreenPoint Mortgage Securities Inc. (the "Company") filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Mortgage-Backed Pass-Through Certificates, Series 2003-1 ("Series 2003-1 Certificates").

        On November 7, 2003, GreenPoint Mortgage Securities Inc. (the "Company") filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2003-1 ("Series 2003-1 Notes").

        On November 14, 2003, GreenPoint Financial Corp., a Delaware corporation (the "Company"), filed a current report on Form 8-K in connection with the issuance of a press release announcing the filing of its third quarter Form 10-Q with the Securities and Exchange Commission and an adjustment of $0.03 per diluted share to the earnings for the period ended September 30, 2003 announced in the Company's press release of October 16, 2003.

        On November 26, 2003, GreenPoint Mortgage Securities Inc. filed a current report on Form 8-K related to the monthly distribution reported to the holders of GreenPoint Mortgage-Backed Pass-Through Certificates Series 2003-1 pursuant to the terms of the Pooling and Servicing Agreement, dated August 1, 2003 among GreenPoint Mortgage Securities Inc. as sponsor, GreenPoint Mortgage Funding, Inc., as seller and master servicer, and JPMorgan Chase Bank, as trustee.

        On December 10, 2003, GreenPoint Mortgage Securities Inc. (the "Company") filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2003-1 ("Series 2003-1 Notes").

        On December 11, 2003, GreenPoint Mortgage Securities Inc. (the "Company") filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Mortgage-Backed Pass-Through Certificates, Series 2003-1 ("Series 2003-1 Certificates").

(c)   Exhibits

Number
2.1	Purchase of Assets and Liability Assumption Agreement by and between Home Savings of America, FSB, and GreenPoint Bank(1)
2.2	Stock Purchase Agreement between BankAmerica Corp. and GreenPoint Bank(2)
2.3	Agreement and Plan of Merger by and among GreenPoint Financial Corp., GF Acquisition Corp. and Headlands Mortgage Company(3)
2.4	Agreement and Plan of Merger between North Fork Bancorporation, Inc. and GreenPoint Financial Corp.
3.1	Certificate of Incorporation of GreenPoint Financial Corp.(4)
3.2	Bylaws of GreenPoint Financial Corp.(5)
3.3	Restated Organization Certificate of GreenPoint Bank(6)
3.4	Bylaws of GreenPoint Bank
10.1	Employment Agreement Among GreenPoint Financial Corp., GreenPoint Bank and Bharat B. Bhatt(7)
10.2	Amended Employment Agreement Among GreenPoint Financial Corp., GreenPoint Bank and Thomas S. Johnson(8)
10.3	GreenPoint Financial Corp. Amended and Restated 1994 Stock Incentive Plan(9)
10.4	GreenPoint Financial Corp. Non-Employee Directors Stock Option Plan(10)
10.5	GreenPoint Bank Recognition and Retention Plan for Employees(11)
10.6	GreenPoint Bank Retirement Plan for Independent Directors(12)
10.7	GreenPoint Bank 1993 Directors' Deferred Fee Stock Unit Plan(13)
10.8	GreenPoint Financial Corp. 1999 Stock Incentive Plan(14)
10.9	GreenPoint Financial Corp. 1999 Annual Incentive Plan(15)
10.10	GreenPoint Financial Corp. 2001 Stock Plan(16)
10.11	GreenPoint Financial Corp. Non-Employee Directors 2001 Stock Option Plan(17)
10.12	Amendment Number One to the Employment Agreement among GreenPoint Financial Corp., GreenPoint Bank and Bharat B. Bhatt.(18)
10.13	Amendment Number One to the Amended Employment Agreement among GreenPoint Financial Corp., GreenPoint Bank, and Thomas S. Johnson.(19)
10.14	GreenPoint Financial Corp. Deferred Compensation Plan(20)
12.1	Ratios of Earnings to Fixed Charges—Continuing Operations
21.1	Subsidiary Activities
23.1	Consent of Independent Auditors
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(16)
Incorporated by reference to Exhibit 10.10 to the 2000 10-K.

(17)
Incorporated by reference to Exhibit 10.11 to the 2000 10-K.

(18)
Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q, dated September 30, 2001.

(19)
Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q, dated September 30, 2001.

(20)
Incorporated by reference to Exhibit 10.15 to the 2002 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENPOINT FINANCIAL CORP.
	By:	/s/ THOMAS S. JOHNSON Thomas S. Johnson Chairman of the Board and Chief Executive Officer
Dated: March 8, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ THOMAS S. JOHNSON Thomas S. Johnson	Chairman of the Board and Chief Executive Officer	March 8, 2004
/s/ BHARAT B. BHATT Bharat B. Bhatt	Member of the Board, President and Chief Operating Officer	March 8, 2004
/s/ KAREN M. GARRISON Karen M. Garrison	Director	March 8, 2004
/s/ WILLIAM M. JACKSON William. M. Jackson	Director	March 8, 2004
/s/ ROMAN MARTINEZ, IV Roman Martinez, IV	Director	March 8, 2004
/s/ CHARLES B. MCQUADE Charles B. McQuade	Director	March 8, 2004
/s/ J. THOMAS PRESBY J. Thomas Presby	Director	March 8, 2004

/s/ ALVIN N. PURYEAR Alvin N. Puryear	Director	March 8, 2004
/s/ ROBERT P. QUINN Robert P. Quinn	Director	March 8, 2004
/s/ ROBERT F. VIZZA Robert F. Vizza	Director	March 8, 2004
/s/ JEFFREY R. LEEDS Jeffrey R. Leeds	Executive Vice President and Chief Financial Officer	March 8, 2004
/s/ JOSEPH D. PERILLO Joseph D. Perillo	Senior Vice President and Controller	March 8, 2004

GreenPoint Financial Corp. and Subsidiaries

GreenPoint Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2003	2002
	(In millions, except share amounts)
Assets:
Cash and due from banks	$268	$277
Money market investments:
Interest-bearing deposits in other banks	3	21
Federal funds sold and securities purchased under agreements to resell	64	71

Total cash and cash equivalents	335	369

Securities:
Securities available for sale	2,785	2,006
Securities available for sale—pledged to creditors	3,469	2,087
Retained interests in securitizations	49	108
Federal Home Loan Bank of New York stock	170	300
Securities held to maturity (fair value of $6 and $3, respectively)	6	3

Total securities	6,479	4,504

Loans receivable held for sale	4,764	5,595
Loans receivable held for investment (net of allowance for loan losses of $78)	9,885	9,901
Other interest-earning assets	142	141
Accrued interest receivable	81	87
Banking premises and equipment, net	183	168
Servicing assets	183	117
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	538	537

Total assets	$22,985	$21,814

Liabilities and Stockholders' Equity:
Liabilities:
Deposits:
N.O.W. and checking	$2,983	$1,877
Savings	1,514	1,323
Variable rate savings	2,146	2,296
Money market	1,388	948

Total core deposits	8,031	6,444

Wholesale money market deposits	205	43
Term certificates of deposit	4,310	5,309

Total deposits	12,546	11,796

Borrowings:
Securities sold under agreements to repurchase	3,327	2,000
Other short-term borrowings	1,062	285
Federal Home Loan Bank advances	2,800	4,600
Senior notes	353	—
Subordinated bank notes	150	150
Other long term debt	200	200

Total borrowings	7,892	7,235

Mortgagors' escrow	55	68
Liability under recourse exposure	226	301
Other liabilities	427	490

Total liabilities	21,146	19,890

Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 165,391,746 shares issued)	2	1
Additional paid-in capital	941	907
Unallocated Employee Stock Ownership Plan (ESOP) shares	(84)	(89)
Retained earnings	1,926	1,563
Accumulated other comprehensive income, net	(30)	24
Treasury stock, at cost (33,494,909 and 20,930,000 shares, respectively)	(916)	(482)

Total stockholders' equity	1,839	1,924

Total liabilities and stockholders' equity	$22,985	$21,814

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2003	2002	2001
	(In millions, except per share amounts)
Interest income:
Mortgage loans held for investment	$622	$738	$766
Loans held for sale	291	310	225
Securities	219	236	227
Other	16	22	38

Total interest income	1,148	1,306	1,256

Interest expense:
Deposits	232	288	442
Other borrowed funds	215	228	150
Long-term debt	38	37	42

Total interest expense	485	553	634

Net interest income	663	753	622
(Provision) benefit for loan losses	(4)	(2)	13

Net interest income after (provision) benefit for loan losses	659	751	635

Non-interest income:
Income from fees and commissions:
Loan servicing fees	18	16	4
Banking services fees and commissions	69	56	44
Fees, commissions and other income	14	14	7

Total income from fees and commissions	101	86	55

Net gain on sales of loans	486	376	396
Change in valuation of retained interests	(4)	(9)	—
Net gain on securities	3	9	14

Total non-interest income	586	462	465

Non-interest expense:
General and administrative expenses:
Salaries and benefits	249	206	181
Employee Stock Ownership and stock plans expense	27	26	19
Net expense of premises and equipment	86	72	78
Federal deposit insurance premiums	2	2	2
Other administrative expenses	131	122	109

Total general and administrative expenses	495	428	389

Other real estate owned operating income	(2)	(1)	(2)
Goodwill amortization	—	—	45

Total non-interest expense	493	427	432

Income from continuing operations before income taxes	752	786	668
Income taxes related to earnings from continuing operations	281	288	259

Net income from continuing operations	471	498	409

Discontinued operations:
Net income (loss) from disposal of discontinued business	1	5	(440)
Net loss from operations of discontinued business	—	—	(264)

Net income (loss) from discontinued operations	1	5	(704)

Net income (loss)	$472	$503	$(295)

Basic earnings per share:
Net income from continuing operations	$3.86	$3.78	$3.07
Net income (loss) from discontinued operations	$—	$0.03	$(5.28)

Net income (loss)	$3.86	$3.81	$(2.21)

Diluted earnings per share:
Net income from continuing operations	$3.78	$3.69	$3.00
Net income (loss) from discontinued operations	$0.01	$0.03	$(5.16)

Net income (loss)	$3.79	$3.72	$(2.16)

Dividends declared per share	$0.90	$0.67	$0.67

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Net income (loss)	$472	$503	$(295)
Other comprehensive income, before tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(92)	32	4
Less: reclassification adjustment for gains included in net income	(3)	(9)	(14)

Other comprehensive income (loss), before tax	(95)	23	(10)
Income tax (expense) benefit related to items of other comprehensive income	41	(10)	4

Other comprehensive income (loss), net of tax	(54)	13	(6)

Total comprehensive income (loss), net of tax	$418	$516	$(301)

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Common stock
Balance at beginning of year	$1	$1	$1
Three-for-two stock split	1	—	—

Balance at end of year	2	1	1

Additional paid-in capital
Balance at beginning of year	907	877	863
Issuance of common stock for three-for-two stock split	(1)	—	—
Reissuance of treasury stock	—	(9)	(15)
Amortization of ESOP shares committed to be released	26	24	17
Amortization of stock plans shares	1	1	1
Tax benefit for vested stock plans shares	8	14	11

Balance at end of year	941	907	877

Unallocated ESOP shares
Balance at beginning of year	(89)	(95)	(100)
Amortization of ESOP shares committed to be released	5	6	5

Balance at end of year	(84)	(89)	(95)

Unearned stock plans shares
Balance at beginning of year	—	(1)	(2)
Amortization of stock plans shares	—	1	1

Balance at end of year	—	—	(1)

Retained earnings
Balance at beginning of year	1,563	1,148	1,532
Net income (loss)	472	503	(295)
Dividends paid	(109)	(88)	(89)

Balance at end of year	1,926	1,563	1,148

Accumulated other comprehensive income, net
Balance at beginning of year	24	11	17
Net change in accumulated other comprehensive income, net	(54)	13	(6)

Balance at end of year	(30)	24	11

Treasury stock
Balance at beginning of year	(482)	(285)	(261)
Reissuance of treasury stock	38	54	46
Purchase of treasury stock	(472)	(251)	(70)

Balance at end of year	(916)	(482)	(285)

Total stockholders' equity	$1,839	$1,924	$1,656

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Cash flows from operating activities:
Net income (loss)	$472	$503	$(295)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net premium amortization on mortgage loans	43	20	8
Net premium amortization on securities	39	14	(4)
Provision for loan losses	4	2	109
Depreciation and amortization	37	33	113
Gain on sale of loans	(486)	(376)	(396)
Gain on sale of securities	(3)	(9)	(14)
Goodwill impairment	—	—	390
ESOP and stock plans expense	32	31	24
Capitalization of servicing assets	(149)	(60)	(63)
Amortization and impairment of servicing assets	64	66	137
(Increase) decrease in assets associated with operating activities
Loans receivable held for sale:
Loan originations	(38,867)	(33,206)	(27,204)
Proceeds from loan sales	39,647	32,431	24,815
Other	537	501	(179)
Retained interests in securitizations	56	17	23
Accrued interest receivable	6	13	(13)
Other assets	62	(64)	(230)
Increase (decrease) in liabilities associated with operating activities
Liabilities under recourse exposure	(75)	(167)	337
Other liabilities	(55)	42	62
Other, net	(17)	(19)	(123)

Net cash provided by (used in) operating activities	1,347	(228)	(2,503)

Cash flows from investing activities:
Net change in loans receivable held for investment	(76)	12	(1,419)
Purchases of premises and equipment	(52)	(52)	(52)
Available for sale securities:
Proceeds from maturities	156	2,030	195
Proceeds from sales	2,266	1,906	2,695
Purchase of securities	(8,329)	(7,477)	(4,848)
Principal repayments	3,618	2,684	1,691
Federal Home Loan Bank Stock—redemptions (purchases)	130	(67)	(136)
Other, net	58	31	26

Net cash used in investing activities	(2,229)	(933)	(1,848)

Cash flows from financing activities:
Net change in:
Domestic deposits	750	1,090	(470)
Mortgagors' escrow deposits	(13)	(13)	(10)
Proceeds from securities sold under agreements to repurchase and other borrowings	132,983	151,741	110,156
Repayments of securities sold under agreements to repurchase and Other borrowings	(130,879)	(152,017)	(107,949)
Proceeds from advances from Federal Home Loan Bank	238,610	296,225	133,385
Repayments of advances from Federal Home Loan Bank	(240,410)	(295,425)	(130,585)
Proceeds from issuance of senior notes	350	—	—
Cash dividends paid	(109)	(88)	(89)
Treasury stock purchased	(472)	(251)	(71)
Exercise of stock options	38	45	33
Retirement of long term debt	—	(134)	(3)

Net cash provided by financing activities	848	1,173	4,397

Net (decrease) increase in cash and cash equivalents	(34)	12	46
Cash and cash equivalents beginning of year	369	357	311

Cash and cash equivalents end of year	$335	$369	$357

Non-cash activities:
Additions to other real estate owned, net	$49	$32	$18

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$274	$251	$74
Interest paid	$502	$580	$678

See accompanying notes to the consolidated financial statements.

GreenPoint Financial Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1    Summary of Significant Accounting Policies

Nature of Business

        GreenPoint Financial Corp. (the "Corporation", "Company" or "GreenPoint") is a bank holding company organized in 1993 under the laws of the state of Delaware and registered under the Bank Holding Company Act of 1956, as amended. GreenPoint, a leading national specialty housing finance company with more than $30 billion in loan originations in 2003, has two principal operating businesses. GreenPoint Mortgage ("GPM"), headquartered in Novato, California, originates a wide variety of exclusively "A" quality loans. This includes agency qualifying loans and Jumbo "A" loans, and GreenPoint's specialty Alternative A ("Alt A") mortgages. GreenPoint Bank ("Bank"), a New York State chartered savings bank, is the second largest thrift depository in the Greater New York area with $12 billion in deposits in 90 branches serving more than 450,000 households.

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. When necessary, certain reclassifications of prior year financial statement amounts have been made to conform to the current year presentation.

        Effective in the fourth quarter of 2003, the company adopted Financial Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company had variable interests in various qualified special purposes entities ("QSPE"), which are exempt from the provisions of FIN 46. The Company reports the rights and obligations related to these QSPEs according to the requirements of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

        The Company adopted a plan to exit the manufactured housing lending business in December 2001. Current and comparative prior period consolidated statements of operations present the results of continuing operations and discontinued operations separately.

Use of Estimates

        The preparation of the Consolidated Financial Statements under U.S. Generally Accepted Accounting Principals ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements. Actual results could differ from those estimates.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

        The Company enters into purchases of securities under agreements to resell ("reverse repurchase agreements") and sales of securities under agreements to repurchase substantially identical securities ("repurchase agreements"). Since these transactions represent collateralized financings, the amounts advanced under reverse repurchase agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced or borrowed, respectively, plus accrued interest. Interest earned on reverse repurchase agreements and interest incurred on repurchase agreements are reported as interest income and interest expense, respectively.

Securities Held to Maturity and Securities Available for Sale

        Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost.

        Securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, in accumulated other comprehensive income, as a separate component of stockholders' equity. If the unrealized loss of a security held to maturity or available for sale is determined to be an other-than-temporary decline in fair value, a reduction in the cost basis of that security to fair value is recognized in the Consolidated Statement of Operations as a loss from securities.

        Amortization of premiums and accretion of discounts are reported in interest income, using a method which results in a level yield over the estimated life of the security.

        Gains and losses on the sale of securities are determined using the specific identification method and are recorded on the settlement date.

Loans Receivable Held for Investment

        Loans receivable held for investment are stated at the aggregate of their remaining unpaid principal balances, less any related charge-offs, net deferred loan origination costs and the allowance for loan losses.

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

        Loan fees and certain direct loan origination costs are deferred. Net deferred loan origination costs are amortized into interest income over the contractual life of the loan.

Allowance for Loan Losses

        The allowance for loan losses is intended to cover probable losses inherent in the loans receivable held for investment portfolio. Additions to the allowance are made by means of the provision for loan losses. Credit losses are deducted from the allowance and subsequent recoveries are added.

        GreenPoint calculates its allowance for loan losses in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). This accounting standard is used to determine the allowance associated with large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. GreenPoint considers all of its loans held for investment to be smaller-balance homogeneous loans. SFAS 5 requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. The allowance for loan losses represents management's estimate of probable but unconfirmed asset impairment in the loans held for investment portfolio as of the date of the financial statements.

        Prior to each quarter end, Management completes an analysis of the adequacy of the allowance for loan losses. Given that the allowance primarily covers a homogeneous pool of loans, the determination of the allowance is conducted at an aggregate or pooled level. This analysis stratifies GreenPoint's mortgage loans held for investment into three categories: first mortgages, second mortgages and home equity loans. The first mortgage and second mortgage categories are further stratified into one-to-four family, multi-family and commercial loan strata and then again by delinquency status.

        For each stratum, GreenPoint determines a historical loss percentage based on the percentage of loans it expects to default and the loss expected as a result of that default. For both of these variables, a default is determined to occur when the borrower cannot pay under the terms of the loan agreement and the loan is satisfied through some other means (often the repossession and sale of the collateral). Each variable is based on recent trends and is continuously evaluated by management. The resulting historical loss percentage is then multiplied by the principal balance and the product becomes the allocated reserve for that stratum.

        Due to inherent limitations in using modeling techniques, uncertainties in projected losses and assessment of changes in the macro-economic environment, GreenPoint also maintains an unallocated allowance. This portion of the allowance also addresses short-term changes in the portfolio's historical real estate owned performance, delinquency trends, loan products, national real estate values and portfolio growth. At the end of each quarter, management determines the adequacy of the unallocated reserve to address these risks.

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

Goodwill

        Goodwill represents the excess of cost over fair value of assets of businesses acquired. The goodwill reported on the Consolidated Statements of Financial Condition arose from the 1995 acquisition of the New York branches of Home Savings of America. In December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. As a result of this decision, management determined that the goodwill relating to the 1998 acquisition of the manufactured housing finance business of BankAmerica Housing Services ("BAHS") was impaired and the remaining carrying value was written-off.

        In accordance with the adoption on January 1, 2002 of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), GreenPoint ceased the amortization of goodwill. Since that date, the Company is required to test goodwill annually for impairment. The test allocates goodwill to the Company's reporting units and compares the fair value of a reporting unit with its carrying amount, which includes goodwill. An impairment does not exist if the fair value of a reporting unit exceeds its carrying amount.

        The goodwill shown on the Consolidated Statements of Financial Condition is attributable to the retail-banking segment and is carried at its January 1, 2002 book value of $395 million. Based on GreenPoint's testing of the retail-banking segment, no goodwill impairment was recognized in either 2003 or 2002.

Other Real Estate Owned

        Other real estate owned ("ORE") consists of real estate acquired through foreclosure or deed in lieu of foreclosure. Upon foreclosure, ORE is recorded at the lower of cost or estimated fair value of the underlying collateral. For loans receivable held for investment, any valuation write downs made at or shortly after the acquisition date are charged against the Company's allowance for loan losses.

        Subsequent declines in the estimated fair value, net operating results, and gains and losses on the disposition of the related properties are charged against the Company's operating results as incurred.

Derivative Financial Instruments

        Derivative financial instruments are recognized in the statements of financial condition in either "other assets" or "other liabilities" at fair value. The accounting for changes in the fair value of derivatives depends on whether the derivative is designated and qualifies for hedge accounting. Certain hedging relationships that have qualified for hedge accounting have been designated as fair value hedges. In fair value hedge accounting, the change in fair value of the hedging instruments and the change in fair value of the hedged item attributed to the hedged risk are recognized currently in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which an exact offset is not achieved.

        In order to qualify for fair value hedge accounting, GreenPoint must identify, at the inception of the hedge, the item hedged, the nature of the risk being hedged, the derivative used and how the hedging instrument's effectiveness will be assessed. GreenPoint designates certain fixed rate mortgage loans held for sale as hedged items in fair value hedges. The risk being hedged on these loans is the change in fair value attributable to changes in market interest rates. GreenPoint designates interest rate swaps, futures contracts and forward delivery commitments as the hedging instruments used in the fair value hedges. Previous retrospective assessments of hedge effectiveness have established an expectation that the results of the derivative hedging instruments will substantially offset the effects of changes in the fair value of the hedged item on a prospective basis. If a subsequent retrospective assessment determines that the hedge was not highly effective, GreenPoint will discontinue hedge accounting prospectively. GreenPoint will re-establish the prospective expectation of correlation if the hedge is determined to be highly effective.

        The Company accounts for certain fair value hedges under the short cut method of accounting for derivatives. The short cut method assumes no ineffectiveness between an interest-bearing financial instrument and an interest rate swap. Changes in the fair value of the interest rate swap are recorded as changes in value of the swap and hedged financial instrument.

        Certain derivative financial instruments, such as interest rate lock commitments, do not qualify for hedge accounting. The company records these derivatives at fair value with changes in fair value recognized through earnings. During the accumulation of interest rate lock commitments with borrowers, the Company is exposed to interest rate risk. If the market interest rates required by investors are higher than management's assumptions, the prices paid by investors and the resultant gain on sale of loans will be lower than otherwise estimated. In order to mitigate this interest rate risk, GreenPoint enters into forward delivery commitments and forward sales contracts. The amount and duration of these derivative instruments are selected in order to have the changes in fair value correlate closely with the changes in fair value of GreenPoint's interest rate lock commitments. The Company's interest rate lock commitments and the forward delivery commitments and forward sales contracts, used to offset changes in the value of the interest rate lock commitments, are accounted for as derivative financial instruments and are recognized as either assets of liabilities at fair value.

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

Stock-Based Compensation Plans

        Deferred compensation for stock award plans are recorded as a reduction of stockholders' equity and are calculated as the cost of the shares purchased by the Bank and contributed to the plan. Compensation expense is recognized over the vesting period of actual stock awards based upon the fair value of shares at the award date.

        Compensation expense for the Employee Stock Ownership Plan and Trust ("ESOP") is recognized for the number of shares allocated to ESOP participants, as they are committed to be released. The difference between the fair value of the shares allocated and the cost of the shares to the ESOP is charged or credited to additional paid-in capital.

        The Company adopted the disclosure approach under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Under these standards the Company discloses in the notes to the financial statements the pro forma effects on net income and earnings per share, determined as if the fair value-based method had been applied in measuring compensation cost. The Company continues to apply Accounting Principal Board Statement No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its plans. Under APB 25, the Company has not recognized any costs related to its stock option plans since the options granted under these plans have an exercise price equal to the market value of the Company's common stock on the grant date.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Net income as reported:	$472	$503	$(295)
Deduct: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	(10)	(9)	(7)

Pro forma net income	$462	$494	$(302)

Earnings per share:
Basic—as reported	$3.86	$3.81	$(2.21)
Basic—pro forma	$3.78	$3.75	$(2.26)
Diluted—as reported	$3.79	$3.72	$(2.16)
Diluted—pro forma	$3.71	$3.66	$(2.21)

Accounting for Loan Sales

        GreenPoint primarily sells loans in the whole loan market. Loans sold on a whole loan basis are sold either with GreenPoint releasing or retaining the right to service the loans. When GreenPoint does not retain the servicing rights to the loans, the gain or loss on the sale is equal to the difference between the proceeds received and the book basis of the loans sold. If the loans are sold with GreenPoint retaining the servicing rights, the gain or loss depends in part on the fair value attributed to the servicing rights.

        In addition to selling through the whole loan market, GreenPoint on occasion securitizes certain mortgage loans.

        The rules governing the accounting for loan securitizations are established in Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This standard establishes the conditions that must be present for treating a transfer of financial assets as a sale and the conditions that must be met to treat the transferor as a Qualifying Special Purpose Entity ("QSPE").

        GreenPoint's securitizations of mortgage loans involve the sale of a pool of loans to a QSPE and securities supported by the cash flow from the transferred loans are sold by the QSPE to third party investors. Funds received from the third-party investors are returned to GreenPoint as payment for the transferred loans. Generally, the Company may retain servicing rights and one or more retained interests. These retained interests include interest-only strips, subordinated certificates, transferor interests, demand notes and certain other credit enhancements.

        For a securitization transaction to be treated as a sale under SFAS 140, the loans transferred by the Company must have been isolated from the seller (even in bankruptcy or receivership), the QSPE must meet the significant limitations on it's activities and the transferor can not maintain effective control of the transferred assets. In order to determine if the loans have been isolated, GreenPoint obtains an opinion of legal counsel. The opinion must state that the transaction is a sale and that the assets transferred would not be consolidated with the transferor's other assets in the event of a bankruptcy or receivership. A QSPE is exempt from being consolidated in the financial statements of a transferor or its affiliates under SFAS 140.

        In calculating the gain or loss on the sale, GreenPoint allocates the cost basis of the loans sold between the assets sold, the retained interests and servicing rights based on their relative fair values at the date of sale. A gain or loss is recognized as the difference between the cash proceeds from the sale and the allocated cost basis of the assets sold. Because market quotes are generally not available for retained interests and servicing assets, the Company generally estimates fair value using modeling techniques based on the assumptions the Company believes market participants would use for similar assets and liabilities.

Representations and Warranties

        In the normal course of business, GreenPoint may be required to repurchase a previously sold mortgage if certain deficiencies exist in the loan documentation. GreenPoint has established a liability for losses it estimates might be incurred ("the representation and warranty liability"). This liability is included in the Consolidated Statements of Financial Condition under other liabilities.

        Additions to the representation and warranty liability are reported as a reduction to gain on sale of loans. Payments made to indemnify an investor for losses and losses that occur after GreenPoint has re-acquired the loan are deducted from the representation and warranty liability.

Retained Interests in Securitizations

        Generally, GreenPoint retains one or more interests in loans sold in a securitization. These interests include interest-only strips, subordinated certificates, transferor interests, demand notes and the recorded liabilities for limited recourse provided on mortgage loans.

        GreenPoint classifies these retained interests in securitizations as available for sale and carries these securities at fair value. To obtain fair values quoted market prices are used if available. Since market quotes are generally not available for retained interests, GreenPoint estimates fair value by using modeling techniques to determine the present value of future cash flows using assumptions of prepayments, defaults, loss severity rates, future interest rates and discount rates. These assumptions are based on GreenPoint's management's best estimates of what market participants would use for similar assets and liabilities.

        Generally, if the fair value of a retained interest declines below its amortized cost basis, the change in valuation is recognized in the consolidated statement of income and is classified as a change in valuation of retained interests. If the fair value of a retained interest increases above its amortized cost basis, the unrealized gain is reported, net of applicable taxes, in accumulated other comprehensive income, as a separate component of stockholders' equity.

Servicing Assets

        Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to and over the estimated net servicing revenue.

        In determining fair value GreenPoint stratifies its servicing assets based on the risk characteristics of the underlying loan pools. The fair value of servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, ancillary income, servicing costs and discount rates that GreenPoint believes market participants would use for similar assets.

        If GreenPoint determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were later to increase, the reduction of the valuation allowance may be recorded as an increase to servicing income. However, if GreenPoint determines that an impairment for a stratum is other-than-temporary, the value of the servicing asset and any related valuation allowance is written-down.

Income Taxes

        The Company and its subsidiaries join in the filing of a consolidated tax return for Federal, state and local taxing authorities as required. In addition, certain subsidiaries also file separate domestic tax returns where necessary.

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases ("temporary differences"). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets where realization is not considered "more likely than not." The effect of changes in tax laws or rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

Earnings per Share

        Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding, with no consideration of potential outstanding shares. Diluted EPS is calculated using the same method as basic EPS, but reflects the potential dilution that would occur if stock options or other contracts were exercised and converted into common stock. Common stock equivalents are computed using the treasury stock method. ESOP shares that have been allocated to participants' accounts or are committed to be released for allocation are considered outstanding for EPS calculation.

        On July 8, 2003, GreenPoint approved a three-for-two stock split which was distributed on August 20, 2003 to shareholders of record on August 8, 2003. Accordingly, the stock split required retroactive restatement of all historical per share data.

Statement of Cash Flows

        For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and reverse repurchase agreements, all of which have initial maturities of less than ninety days.

NOTE 2    Restrictions on Cash and Due from Banks

        The Company is required to maintain reserves on deposit with the Federal Reserve Bank of New York. The amount of required reserves on deposit at December 31, 2003 was $39 million. The average amount of those reserve deposits was approximately $45 million for the year ended December 31, 2003.

NOTE 3    Securities

Securities Available for Sale

        The amortized cost and estimated fair value of securities available for sale at December 31, 2003 and 2002 are summarized as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$101	$—	$(4)	$97
Agency notes	240	—	(5)	235
Mortgage-backed securities	581	9	(5)	585
Collateralized mortgage obligations	4,912	8	(44)	4,876
Trust certificates collateralized by GNMA securities	2	—	—	2
Corporate bonds	149	1	(3)	147
Municipal bonds	46	3	—	49
Equity securities	278	2	(17)	263

Total securities available for sale	$6,309	$23	$(78)	$6,254

	December 31, 2002
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$6	$—	$—	$6
Agency notes	107	—	—	107
Mortgage-backed securities	388	18	—	406
Collateralized mortgage obligations	3,197	29	(7)	3,219
Trust certificates collateralized by GNMA securities	4	—	—	4
Corporate bonds	122	—	(4)	118
Municipal bonds	56	4	—	60
Equity securities	177	3	(7)	173

Total securities available for sale	$4,057	$54	$(18)	$4,093

        The following is a summary of the fair value of securities with unrealized losses and an aging of those unrealized losses:

	At December 31,
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In millions)
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$97	$4	$—	$—	$97	$4
Agency notes	235	5	—	—	235	5
Mortgage-backed securities	585	5	—	—	585	5
Collateralized mortgage obligations	4,792	43	84	1	4,876	44
Trust certificates collateralized by GNMA securities	2	—	—	—	2	—
Corporate bonds	74	1	73	2	147	3
Municipal securities	—	—	49	—	49	—
Equity securities	174	10	89	7	263	17

Total	$5,959	$68	$295	$10	$6,254	$78

        The unrealized losses in the portfolio resulted from changes in market interest rates and not from a deterioration in the creditworthiness of the issuer. At December 31, 2003 there were 190 positions in the portfolio with an unrealized loss.

        During the year ended December 31, 2003, 2002 and 2001 the company sold available for sale securities aggregating $2.2 billion, $1.9 billion and $2.6 billion, respectively. Gross realized investment gains were $18 million in 2003, $9 million in 2002 and $16 million in 2001. Gross realized investment losses were $15 million in 2003, $1 million in 2002 and $2 million in 2001.

        Mortgage-backed securities and collateralized mortgage obligations, most of which have contractual maturities of more then 10 years, are subject to principal amortization and estimated prepayments which shorten the average life to an estimated 3.7 years. The amortized cost and the estimated fair value of securities at December 31, 2003 by contractual maturity are summarized below:

	December 31, 2003
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$—	$—	$3	$3
Due after one year through five years	143	143	1	1
Due after five years through ten years	312	309	—	—
Due after ten years	5,854	5,802	2	2

Total securities	$6,309	$6,254	$6	$6

        The Company lends portions of its investment in US government and agency securities to pre-authorized securities dealers in return for a securities lending fee. These loaned securities are collateralized at 102% of their fair value with government and/or agency securities. At December 31, 2003 and 2002, there were no securities on loan to securities dealers. The maximum amount of securities loaned on any day during the years ended December 31, 2003 and 2002 was $48 million and $25 million, respectively.

        Securities pledged to creditors pursuant to repurchase agreements which can be sold or repledged are separately disclosed in the Consolidated Statements of Financial Condition. Additionally, securities pledged pursuant to the Company's obligations under loan sale and securitization transactions and for other purposes at December 31, 2003 and 2002 totaled $287 million and $228 million, respectively.

NOTE 4    Loans Receivable

        The Company's loans receivable held for sale balances are summarized as follows:

	December 31,
	2003	2002
	(In millions)
Conventional first mortgage loans:
Residential one- to four-family	$4,036	$5,062
Commercial property	93	78
Second mortgage and home equity loans	589	404
Other	1	1

Total loans receivable held for sale	$4,719	$5,545
Net deferred loan origination costs	45	50

Loans receivable held for sale, net	$4,764	$5,595

        The Company's loans receivable held for investment balances are summarized as follows:

	December 31,
	2003	2002
	(In millions)
Conventional first mortgage loans:
Residential one- to four-family	$8,289	$8,666
Residential multi-family	217	319
Commercial property	1,029	620
Second mortgage and home equity loans	301	267
Manufactured housing loans	55	48
Other	25	21

Total loans receivable held for investment	9,916	9,941
Net deferred loan origination costs	47	38
Allowance for loan losses	(78)	(78)

Loans receivable held for investment, net	$9,885	$9,901

Non-Accrual and Past Due Loans

        The outstanding balances of non-accrual loans and loans past due 90 days or more and still accruing as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003		2002
	Non- Accrual	Past Due	Non- Accrual	Past Due
	(In millions)
Non-accruing loans receivable held for investment:
Mortgage loans secured by:
Residential one- to four-family	$133	$—	$142	$—
Residential multi-family	8	—	7	—
Commercial property	17	—	11	—
Other loans	5	3	5	2

Total non-accruing loans receivable held for investment	163	3	165	2
Non-accruing loans receivable held for sale	103	—	66	—

Total non-accruing loans receivable(1)	$266	$3	$231	$2

(1)
Includes $6 million and $5 million of non-accrual mortgage loans under 90 days past due at December 31, 2003 and 2002, respectively.

        The effect of non-accrual loans on interest income is as follows:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Interest income:
As originally contracted	$28	$24	$23
As recognized	(22)	(21)	(21)

Reduction of interest income	$6	$3	$2

Allowance for Loan Losses

        Activity in the allowance for loan losses is summarized as follows:

	At or for the Year Ended December 31,
	2003	2002	2001
	(In millions)
Balance at beginning of year	$78	$81	$113
Provision (benefit) charged to income:
Continuing	4	2	(13)
Discontinued	—	(1)	122
Charge-offs:
Mortgage	(4)	(2)	(5)
Manufactured Housing	(5)	(2)	(26)
Manufactured Housing—transfer to loans receivable held for sale	—	(3)	(114)
Recoveries:
Mortgage	—	—	—
Manufactured Housing	5	3	4

Balance at end of year	$78	$78	$81

Geographic Concentration

        As of December 31, 2003, 36% and 16% of the Company's mortgage loans held for investment portfolio was collateralized by properties located in New York State and California, respectively. The properties securing the remaining held for investment portfolio are dispersed throughout the country, with no state representing more than 10%.

        As of December 31, 2003, 37% and 13% of the Company's mortgage loans held for sale portfolio was by collateralized properties located in California and New York State, respectively. The properties securing the remaining held for sale portfolio are dispersed throughout the country, with no state representing more than 10%.

NOTE 5    Mortgage Recourse Arrangements, Retained Interests in Securitizations and Servicing Assets

        The following describes the balances associated with recourse arrangements, the balances and activity in the corresponding retained interests, the balances and activity in servicing assets and the economic assumptions used in valuing the retained interests and servicing assets of mortgage loans. The discussion of manufactured housing recourse and servicing assets is discussed in Note 14.

Recourse Arrangements

        GreenPoint sells loans in the secondary market either through whole loan sales or by securitization. Generally the credit risk associated with those loans is transferred to the buyer. GreenPoint retains recourse on such sales. In whole loan sales the recourse is limited to documentation representations and warranties and in securitizations the recourse is limited to the amount of credit enhancement GreenPoint contributes to the particular transaction. The investors and the securitization trusts have no recourse to GreenPoint's other assets for failure of debtors to pay when due except for the limited recourse described herein.

        Typically in securitizations, GreenPoint will provide credit enhancement to the transaction to indemnify losses incurred by the investors. These credit enhancements will be in the form of over-collateralization, excess interest cash flows, subordinated interests or demand notes. GreenPoint retains those interests and, as such, those interests represent the maximum recourse that GreenPoint has on a mortgage securitization. GreenPoint also entered into a whole loan sale where the risk of loss is shared between GreenPoint and the investor.

        The following table shows the principal balances of mortgage loans and amounts of maximum recourse to GreenPoint for securitizations and risk-share sales:

	December 31,
	2003	2002	2001
	(In millions)
Mortgage securitizations:
Principal balance	$458	$829	$1,512
Maximum recourse(1)	48	108	144
Mortgage risk-share sales:
Principal balance	170	323	625
Maximum recourse(2)	166	317	611

(1)
Represents the sum of all mortgage retained interests on the balance sheet.
(2)
The recourse arrangements under the mortgage sale transactions represent a risk sharing arrangement in which GreenPoint has transferred the first 2% of losses to the purchaser. GreenPoint maintains a liability of $1 million to cover expected losses from this arrangement.

        The following table represents quantitative information about delinquencies and net credit losses on loans securitized and loans sold under risk-sharing agreements:

	At and for the Year Ended December 31,
	2003		2002		2001
	Securitized	Sold	Securitized	Sold	Securitized	Sold
	(In millions)
Principal balance of loans	$458	$170	$829	$323	$1,512	$625
Principal balance of loans 90 days or more past due	14	26	21	41	29	43
Net credit losses(1)	9	—	20	—	8	—

(1)
Net credit losses are principal charge-offs, net of recoveries, from sale proceeds.

Balances and Changes in Retained Interests

        The assets recognized as retained interests in mortgage securitizations include interest-only strips, transferor interests and subordinated certificates. These retained interests represent the maximum amount of loss GreenPoint can incur in its mortgage securitizations. The activity in retained interests in mortgage securitizations is summarized as follows:

	At and for the Year Ended December 31,
	2003	2002	2001
	(In millions)
Retained Interests in Securitizations:
Balance at beginning of year	$104	$130	$113
Additions from securitizations	9	9	33
Interest and other income	10	16	24
Cash received	(26)	(35)	(42)
Cleanup call exercise	(42)	—	—
Change in unrealized gain	(2)	(7)	2
Change in subordinated certificates	(1)	—	—
Change in valuation of retained interests	(4)	(9)	—

Balance at end of year	$48	$104	$130

        On a quarterly basis, GreenPoint reviews retained interests for impairment based on management's best estimate of the fair value of future cash flows associated with the retained interests. During the year ended December 31, 2003, GreenPoint recorded a $4 million charge to adjust its mortgage retained interests. The charge primarily relates to higher expected prepayment rates.

Valuation Assumptions

        The key economic assumptions used in estimating the fair value of mortgage retained interests capitalized during the year ending 2003, and the assumptions used in estimating the fair value of the entire portfolio of mortgage retained interests at December 31, 2003, 2002 and 2001 were as follows:

	Capitalized During Year	Estimate of Fair Value at December 31,
	2003	2003	2002	2001
Weighted average life (in years)	1.2	0.7	0.9	1.1
Weighted average prepayment rate	53.4%	59.7%	52.6%	49.1%
Weighted average loss rate	1.25%	3.2%	3.3%	1.2%
Cumulative loss(1)	1.5%	2.2%	3.0%	1.3%
Asset cash flows discounted at	7.3%	8.0%	9.3%	12.4%

(1)
Remaining net losses divided by outstanding principal balance.

        The key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	December 31,
	2003	2002	2001
Fair value of retained interests in securitizations	$48	$104	$130
Weighted average prepayment rate(1)
Impact on fair value of 10% adverse change	$1	$2	$5
Impact on fair value of 20% adverse change	$1	$4	$9
Weighted average loss rate
Impact on fair value of 10% adverse change	$1	$2	$2
Impact on fair value of 20% adverse change	$2	$3	$4
Asset cash flows discount rate
Impact on fair value of 10% adverse change	$—	$1	$1
Impact on fair value of 20% adverse change	$—	$1	$3

(1)
Excludes weighted average loss rate.

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

        A majority of GreenPoint's loan sales are done as whole loan sales. GreenPoint makes certain representations and warranties, which permit the investor to return the mortgage loan to the originator if deficiencies exist in the loan documentation. This is a common practice in the mortgage secondary markets. GreenPoint maintains a liability for such potential indemnifications and repurchases. The following table summarizes the activity in that reserve and the amount of losses ultimately incurred by GreenPoint on such repurchases:

	At and for the Year Ended December 31,
	2003	2002	2001
	(In millions)
Balance at beginning of period	$32	$19	$7
Provision charged to income(1)	55	32	19
Losses	(26)	(19)	(7)

Balance at end of period	$61	$32	$19

(1)
The provision charged to income is reported as a reduction to gain on sale of loans.

Servicing Assets

        On a quarterly basis, GreenPoint reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. For mortgage loans, the predominant risk characteristics are loan type and interest rate. The asset pools underlying certain mortgage servicing assets at times do not meet agreed-upon servicing covenants. Management evaluates the impact of these covenants on the value of the servicing assets and incorporates the assessment in their quarterly impairment review.

        The activity in servicing assets is summarized as follows:

	At and for the Year Ended December 31,
	2003	2002	2001
	(In millions)
Servicing assets:
Balance at beginning of year	$112	$86	$60
Additions	150	64	70
Sales	(20)	(8)	(18)
Amortization	(39)	(30)	(26)

Balance at end of year	203	112	86

Reserve for impairment of servicing assets:
Balance at beginning of year	(27)	(23)	(5)
Additions	—	(4)	(18)

Balance at end of year	(27)	(27)	(23)

Servicing assets, net	$176	$85	$63

        The estimated fair values of mortgage servicing assets were $177 million, $90 million and $66 million at December 31, 2003, 2002 and 2001, respectively.

        Servicer advances receivable totaled $79 million, $48 million and $22 million at December 31, 2003, 2002 and 2001, respectively.

        The significant assumptions used in estimating the fair value of the servicing assets at December 31, 2003, 2002 and 2001 were as follows:

	December 31,
	2003	2002	2001
Weighted average prepayment rate (includes default rate)	30.5%	25.4%	31.4%
Weighted average life (in years)	4.2	4.6	3.1
Cash flows discounted at	10.3%	10.2%	10.0%

        At December 31, 2003, the sensitivities to immediate 10 percent and 20 percent adverse changes in weighted average prepayment rates were $10 million and $18 million, respectively, for mortgage servicing assets.

Securitization Trust Cash Flows

        GreenPoint's mortgage securitizations utilize trusts that engage in the business of holding loans, issuing certificates and making payments on certificates. The following table summarizes certain cash flows received from securitization trusts:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Proceeds from new securitizations	$290	$—	$652
Servicing fees received	3	6	9

NOTE 6    Other Real Estate Owned

        Other real estate owned ("ORE") consists of real estate acquired through foreclosure or deed in lieu of foreclosure. The following is a summary of ORE owned by the Company:

	December 31,
	2003	2002
	(In millions)
Residential one-to four-family	$26	$19
Allowance for declines in value	(1)	—

Other real estate owned, net	$25	$19

        The following is a summary of ORE operating income activity:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Operating expense, net of rental and other income	$2	$2	$2
Net (gain) on sales of ORE properties	(4)	(3)	(4)

Net ORE operating (income)	$(2)	$(1)	$(2)

        During the years ended December 31, 2003, 2002 and 2001, the Company acquired through foreclosure or deed in lieu of foreclosure, loans with book values of $53 million, $34 million and $21 million, respectively. Charges to the allowance for loan losses, reducing the carrying value of ORE properties to their estimated fair values, amounted to $3 million, $1 million and $2 million during the years ended December 31, 2003, 2002 and 2001, respectively. Sales of ORE properties during these respective periods totaled $44 million, $26 million and $20 million.

NOTE 7    Deposits

        The contractual maturities of term certificates of deposit are summarized as follows:

	December 31,
	2003		2002
	Amount	Percentage of Term Deposits	Amount	Percentage of Term Deposits
	(In millions)
Due within six months	$1,815	42%	$1,665	32%
Due within six to twelve months	1,013	24	1,185	22
Due within one to two years	886	21	1,566	30
Due within two to three years	85	2	470	9
Due within three to four years	384	9	23	—
Due within four to five years	106	2	386	7
Due beyond five years	21	—	14	—

Total	$4,310	100%	$5,309	100%

        Included in term certificates of deposit are certificates in denominations of $100,000 or more at December 31, 2003 and 2002, aggregating $957 million and $1.3 billion, respectively.

        Interest expense on deposits is summarized as follows:

	Year Ended December 31
	2003	2002	2001
	(In millions)
Account type:
N.O.W.	$35	$17	$3
Savings	10	17	24
Variable rate savings	26	41	55
Money market	19	18	23
Wholesale money market deposits	2	1	2
Term certificates of deposit	140	194	335

Total(1)	$232	$288	$442

(1)
Excludes mortgagors' escrow deposits.

        Included in NOW and checking deposits are non-interest bearing checking deposits of $443 million and $343 million at December 31, 2003 and 2002, respectively.

NOTE 8    Securities Sold Under Agreements to Repurchase, Federal Home Loan Bank Advances and Other Short-Term Borrowing

        Securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances are summarized, as follows:

	At and for the Year Ended December 31,
	2003	2002	2001
	(In millions)
Securities sold under agreements to repurchase:
Balance at December 31	$3,327	$2,000	$1,600
Highest balance at any month end	$3,327	$2,660	$1,913
Average balance for the year	$2,420	$2,217	$1,236
Average interest rate for the year	3.22%	3.93%	4.45%
Weighted average interest rate at December 31	2.27%	3.67%	4.06%

Federal Home Loan Bank Advances:
Balance at December 31	$2,800	$4,600	$3,800
Highest balance at any month end	$4,760	$5,200	$3,800
Average balance for the year	$3,989	$4,009	$2,337
Average interest rate for the year	3.19%	3.45%	4.97%
Weighted average interest rate at December 31	3.96%	2.99%	4.00%

        Included in advances from the Federal Home Loan Bank of New York at December 31, 2002 were overnight borrowings from the FHLB of $1.7 billion. There were no overnight borrowings from the FHLB at December 31, 2003.

        The advances bear interest at rates ranging from 1.51% to 6.30%. The advances are collateralized by certain one to four family residential mortgage loans pledged under a blanket lien to the FHLB.

        Future maturities of the securities sold under agreements to repurchase and the FHLB advances are as follows:

Year Ended December 31,	Amount
(In millions)
2004	$2,227
2005	250
2006	600
2007	350
2008	—
thereafter	2,700

Total	$6,127

        Other short-term borrowings represent overnight Federal Funds purchased and are summarized as follows:

	At and for the Year Ended December 31,
	2003	2002	2001
	(In millions)
Federal Funds purchased:
Balance at December 31	$1,062	$285	$960
Highest balance at any month end	$1,125	$940	$1,450
Average balance for the year	$535	$647	$532
Average interest rate for the year	1.19%	1.77%	3.44%
Weighted average interest rate at December 31	1.04%	1.30%	2.08%

NOTE 9    Senior and Subordinated Bank Notes and Other Long Term Debt

        In July 1997, the Company published an Offering Circular under Regulation D authorizing it to issue, from time to time, up to $3 billion of Senior and Subordinated Bank Notes with maturities ranging from 7 days to 30 years. On July 10, 1997, the Company issued $200 million of 6.70% Senior Bank Notes which matured July 15, 2002. Interest was paid semi-annually on January 15 and July 15. The proceeds were used by the Company for general corporate and banking purposes in the ordinary course of business.

        On June 6, 2003, GreenPoint issued $350 of 3.20% Senior Notes (the "Senior Notes"). The Senior Notes are due June 6, 2008. Interest is payable semi-annually on December 6th and June 6th commencing on December 6, 2003. Net proceeds to GreenPoint of $348 million were used to pay down short-term borrowings and for general corporate purposes in the ordinary course of its business.

        On October 4, 2000, the Bank issued $150 million of 9.25% Subordinated Bank Notes (the "Notes"). The Notes are due October 1, 2010. Interest is payable semi-annually on April 1 and October 1 commencing April 1, 2001. Net proceeds to the Bank of $149 million were used for general corporate and banking purposes in the ordinary course of its business. The Notes qualify as Tier 2 or supplemental capital of the Bank under capital guidelines established by the FDIC, subject to applicable limitations.

        Senior Notes, Subordinated Bank Notes and Senior Bank Notes interest expense was $20 million, $19 million and $24 million for each of the years ended December 31, 2003, 2002 and 2001, respectively.

        In June 1997, GreenPoint Capital Trust I (the "Trust"), a Delaware statutory business trust wholly owned by the Company, issued $200 million of 9.10% Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debentures ("Capital Securities"). The Trust exists for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in 9.10% Junior Subordinated Debentures issued by the Company. The Junior Subordinated Debentures are not redeemable prior to June 1, 2007, unless certain events have occurred and are included in the Consolidated Statements of Financial Condition as other long term debt.

        Effective December 31, 2003, the provisions of Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") required the company to deconsolidate the Trust. The Company does continue to include the Capital Securities in the Company's Tier 1 Capital and Total Capital at December 31, 2003. This is based on a supervisory letter issued by the Board of Governors of the Federal Reserve System in July 2003 instructing bank holding companies to continue to include the Capital Securities in these capital calculations for regulatory purposes until notice is given to the contrary.

        Payment of distributions out of monies held by the Trust, and payments on liquidation of the Trust or the redemption of Capital Securities, are guaranteed by the Company to the extent the Trust has funds available. The obligations of the Company under the Guarantee and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company's subsidiaries.

        Interest on the Junior Subordinated Debentures are payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 1997.

        The proceeds from the issuance of the Junior Subordinated Debentures were used to repurchase $200 million of common stock for the year ended December 31, 1997.

        Interest expense on Capital Securities was $18 million, for each of the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 10    Adoption of SFAS 142—Goodwill Amortization

        The following table reflects the results adjusted as though the Company had adopted SFAS 142 on January 1, 2001:

	Year Ended December 31,
	2003	2002	2001
	(In millions, except per share amounts)
Net income from continuing operations as reported	$471	$498	$409
Goodwill amortization	—	—	45
Tax effect at effective tax rate	—	—	(17)

Net income from continuing operations as adjusted	$471	$498	$437

Basic earnings per share:
Net income from continuing operations as reported	$3.86	$3.78	$3.07
Net income from continuing operations as adjusted	$3.86	$3.78	$3.28

Diluted earnings per share:
Net income from continuing operations as reported	$3.78	$3.69	$3.00
Net income from continuing operations as adjusted	$3.78	$3.69	$3.21

NOTE 11    Pension Plan and Other Employee Benefits

        The Company maintains a noncontributory, qualified, defined benefit pension plan (the "Pension Plan") covering substantially all employees who have completed one year of service. The funding of the Pension Plan is actuarially determined on an annual basis.

        In addition, the Company maintains a non-qualified, unfunded Supplemental Executive Retirement Plan ("SERP") for the primary purpose of providing benefits to certain eligible employees in excess of the limitations imposed by the Internal Revenue Code, and also maintains a non-qualified, unfunded defined benefit Retirement Plan for Directors who are not entitled to receive benefits under the Pension Plan.

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

        The following tables set forth the changes in the Company's pension plans' and postretirement plans' accumulated benefit obligations, fair values of plan assets and funded status. An actuarial analysis of plan assets and benefit obligations is completed as of September 30th of each year.

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	(In millions)
Change in Benefit Obligation:
Benefit obligation at beginning of plan year	$50	$44	$16	$14
Service cost	4	4	1	1
Interest cost	3	3	1	1
Benefit payments	(4)	(4)	(1)	(1)
Assumption change	1	3	(1)	—
Curtailment	—	—	—	(1)
Actuarial loss	(1)	—	2	2

Benefit obligation at September 30	$53	$50	$18	$16

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	(In millions)
Change in Plan Assets:
Fair value of plan assets at beginning of plan year	$34	$40	$—	$—
Actual return on plan assets	6	(2)	—	—
Employer contribution	5	—	1	1
Benefits paid	(4)	(4)	(1)	(1)

Fair value of plan assets at September 30	$41	$34	$—	$—

Reconciliation of Funded Status:
Funded status	$(12)	$(16)	$(18)	$(16)
Employer contribution in the fourth quarter	4	4	—	—
Unrecognized actuarial loss (gain)	6	10	1	1
Unrecognized prior service cost	(1)	—	(2)	(3)

Net amount recognized at December 31	$(3)	$(2)	$(19)	$(18)

Amounts Recognized in the Statement of Financial Condition Consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(4)	(3)	(19)	(18)
Intangible asset	1	1	—	—

Net amount recognized at December 31	$(3)	$(2)	$(19)	$(18)

Accumulated benefit obligations	$47	$43	N/A	N/A

        Currently the Company expects to make a post retirement contribution in 2004 of less than $1 million.

        The following table presents the weighted-average annualized actuarial assumptions for the projected benefit obligation:

	Pension Benefits Year ended			Postretirement Benefits Year Ended(1)
	2003	2002	2001	2003	2002	2001
Weighted Average Assumptions:
Discount rate	5.75%	6.25%	7.00%	5.75%	6.25%	7.00%
Expected return on plan assets	8.00%	8.00%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

(1)
For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease to 5.5% for 2012 and remain at that level thereafter. For non-grandfathered employees, no trend increases are assumed in the Bank's portion of the contribution after reaching 150% of the Bank's 1997 cost.

        The components of net periodic benefit cost were as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2003	2002	2001	2003	2002	2001
	(In millions)
Components of Net Periodic Benefit Cost:
Service cost	$4	$4	$4	$1	$1	$1
Interest cost	3	3	3	1	1	1
Expected return on plan assets	(3)	(3)	(4)	—	—	—
Amortization of prior service cost	—	—	—	(1)	—	(1)
Recognized actuarial gain	1	—	—	—	—	—
Curtailment	—	—	—	—	(1)	—

Net periodic benefit cost	$5	$4	$3	$1	$1	$1

        The following table presents the weighted-average components of the net periodic benefit cost:

	Pension Benefits Year ended			Postretirement Benefits Year Ended(1)
	2003	2002	2001	2003	2002	2001
Weighted Average Assumptions:
Discount rate	6.25%	7.00%	7.50%	6.25%	7.00%	7.50%
Expected return on plan assets	8.00%	8.50%	9.00%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

(1)
For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease to 5.5% for 2012 and remain at that level thereafter. For non-grandfathered employees, no trend increases are assumed in the Bank's portion of the contribution after reaching 150% of the Bank's 1997 cost.

        The Company also provides non-qualified retirement benefits to members of Executive Management. For the years ended December 31, 2003, 2002 and 2001, the expense was $6 million, $5 million and $3 million, respectively.

        A one percentage point change in assumed health care cost trend rates would have no material effect on net postretirement benefit costs. A one percentage point increase in assumed health care cost trend rates would increase the postretirement benefit obligation by $1 million and a one percentage point decrease would decrease the postretirement benefit obligation by the same amount.

Pension Plan Assets

        GreenPoint's pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

		Plan Assets At December 31
Asset Category	Target Allocation
		2003	2002
Equity securities	65%	67%	62%
Debt securities	35	32	37
Other	—	1	1

Total	100%	100%	100%

Investment strategy and asset allocation

        The investment strategy for the Company's pension plans is determined by a Committee composed of members of the Bank's senior management. The funds in the plan are to be invested effectively and prudently for the exclusive benefit of Plan participants and beneficiaries. In order to accomplish this strategy, the plan's asset allocation strategy contains a diversified portfolio of U.S. large and small capitalization equities, international equities and U.S. fixed income securities. The Committee reviews the Plan's asset mix on a regular basis. When the exposure in a particular asset category reaches either a minimum or maximum level, an asset allocation review process is initiated and the portfolio will be automatically rebalanced back to target allocation levels. In developing a strategic asset allocation policy for the plan, the Company examined certain factors that affect the risk tolerance of the Plan such as the demographics of employees, the actuarial and funding characteristics of the plan and the Company's business and financial characteristics.

        The use of derivatives in mutual funds and commingled funds that are part of the Company's plan are limited to ways that are consistent with the stated risk-return characteristics and objectives of each fund. If the subsequent activities of a fund differ significantly from past practice or from standard industry practice, the relationship with the fund manager will be reassessed and may be terminated. Derivatives are permissible in separate account portfolio holdings only to the extent they comply with all of the policy guidelines of the Plan and are consistent with the Plan's risk and return objectives.

Expected Rate of Return

        The Expected Return on Asset Assumption was developed through analysis of historical market returns, current market conditions, and a comparison of expectations on potential future market returns. The assumption represents a long-term average view of the performance of the Pension Plan so that the return may or may not be achieved during any one calendar year.

401(k) Savings Plan

        Substantially all of the employees of the Company employed on or before July 1, 1996 and employees employed after such date who have been credited with 1,000 hours of service during a twelve month period are eligible to participate in the 401(k) Savings Plan. Participants may contribute on a pre-tax basis up to 12% of their eligible salary and may be eligible to receive a matching contribution equal to 100% of the first 3% of eligible salary they contribute to the 401(k) Savings Plan. The matching contribution may be funded by using some of the shares released for allocation under the Company's ESOP. Matching contributions generally become vested over a five-year period. 401(k) Savings Plan expenses for matching contributions were approximately $3 million for each of the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 12    Income Taxes

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

        For New York State and City income tax purposes, the Bank is permitted to take reserve method bad debt deductions. Should the Bank fail to meet certain statutory tests, including maintaining at least 60% of its assets in certain qualifying assets, the Bank would be required to include into taxable income the amount of the State and City tax bad debt reserves. As of December 31, 2003, the Bank has not provided any tax liability for recognition of the Bank's excess State and City reserves of approximately $482 and $487 million in excess of the Federal reserve. In addition, the Bank's qualifying asset percentage exceeded the 60% threshold at December 31, 2003.

        The Company's deferred tax asset represents the anticipated federal, state and local tax benefits expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance. In management's opinion, the net deferred tax asset is fully realizable. Accordingly, no valuation allowance has been provided.

        The components of income tax expense (benefit) for the combined continued and discontinued operations for the years ended December 31, 2003, 2002 and 2001, are summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Current:
Federal	$225	$203	$51
State and local	41	30	8

Total current	266	233	59

Deferred:
Federal	19	56	(212)
State and local	(2)	7	(25)

Total deferred	17	63	(237)

Total	$283	$296	$(178)

        The income tax expense for the combined operations is composed of the following:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Continuing Operations	$281	$288	$259
Discontinued Operations	2	8	(437)

Combined Operations	$283	$296	$(178)

        In addition to the income tax expense attributable to combined operations, deferred tax expense (benefit) of $(41) million, $10 million and $(4) million for the change in net unrealized gain or loss on securities available for sale and current tax benefit of $8 million, $14 million and $11 million for certain stock benefit programs have also been allocated to stockholders' equity for the years ended December 31, 2003, 2002 and 2001.The amounts reported as income tax expense from combined operations vary from amounts that would be reported by applying the statutory federal income tax rate to income before income taxes due to the following:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Tax expense (benefit) at federal statutory rate	$264	$280	$(165)
State and local taxes, net of federal income tax expense (benefit)	26	22	(11)
Fair market value over cost of Employee Stock Ownership Plan	8	8	10
Other	(15)	(14)	(12)

Total income taxes	$283	$296	$(178)

        The balances of the net deferred tax asset at December 31, 2003 and 2002 were comprised as follows:

	December 31,
	2003	2002
	(In millions)
Deferred Tax Assets:
Goodwill	$80	$117
Retained interests in securitizations	81	87
Postretirement and post-employment benefits	36	27
Loans	36	15
Premises and equipment	5	5
Unrealized loss on securities available for sale	28	—
Other liabilities	30	15

	$296	$266

Deferred Tax Liabilities:
Unrealized gain on securities available for sale	$—	$(30)
Servicing assets	(38)	(7)
Other assets	(31)	(25)

	(69)	(62)

Net deferred tax asset	$227	$204

        In 2001 the Company incurred losses from discontinued operations that will be realized for tax purposes in future periods. Given the Company's substantial earnings history and favorable future earnings prospects, the existence of substantial refundable prior year tax payments and the extraordinary and infrequent nature of the 2001 discontinuance loss event, all deferred tax assets are considered fully realizable in future periods. Accordingly, no valuation allowance for deferred tax assets is deemed necessary.

NOTE 13    Discontinued Operations

        In December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. GreenPoint's consolidated statements of income have been presented to reflect the manufactured housing lending business as a discontinued operation. Accordingly, the income and expenses relating to the manufactured housing business are reported as "discontinued operations" in the consolidated statements of income. In conjunction with this plan, GreenPoint honored previously existing loan commitments to fund approved loans, but did not approve or process any new loan applications subsequent to the announcement to discontinue the business. GreenPoint continues to service a portfolio of manufactured housing loans and will proceed with the orderly liquidation of the business in conjunction with its existing servicing commitments. See note 14 for a further description of the valuation of retained interests associated with the discontinued operations.

        The assets and liabilities from discontinued operations at December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
	(In millions)
Assets:
Cash, cash equivalents and securities	$37	$34
Retained interests in securitizations	1	4
Loans receivable:
Loans receivable held for investment	55	48
Deferred loan fees and unearned discount	(1)	(1)
Allowance for loan losses	(3)	(3)

Loans receivable held for investment, net	51	44

Servicing assets	7	32
Deferred tax assets	117	128
Intercompany receivables	25	118
Other assets	134	115

Total assets	$372	$475

Liabilities:
Liability under recourse exposure	$225	$300
Other liabilities	69	77
Allocated equity	78	98

Total liabilities and equity	$372	$475

        The deferred tax asset represents the tax receivable associated with the write-down to the carrying value of certain assets of the discontinued business. A portion of the recorded loss (primarily goodwill) was not currently deductible for tax purposes and will be amortized on a straight-line basis through 2011.

        Other assets include premises and equipment, servicer advances, intercompany receivables and other operating receivables associated with the servicing operation. Other liabilities represent balances due to investors and surety providers and accrued expenses incurred in the normal course of the discontinued operation. Allocated equity represents the balance of equity capital allocated to the discontinued business under the Company's equity allocation formula.

        Net income from discontinued operations for the year ended December 31, 2003 was $1 million, the net income for the year ended December 31, 2002 was $5 million, and the net loss for the year ended December 31, 2001 was $704 million.

        The net income of $1 million and $5 million reported for the years ended December 31, 2003 and 2002, respectively, represents the result of variances between the initial estimates and the actual results of the discontinued business. The net loss reported for the year ended December 31, 2001 included the estimated cost of disposal of the discontinued business and included the estimated performance of the discontinued operations during the phase-out period.

        The change in valuation of retained interests included in the 2002 results, resulted from an agreement to restructure the credit enhancement and servicing arrangements with a surety provider. Under the terms of the agreement, GreenPoint agreed to issue additional letters of credit totaling $52 million in favor of the surety provider on four of its outstanding securitizations. Additionally, GreenPoint committed to exercise its optional termination right and retire each transaction insured by the surety provider when the underlying loans in each securitization total 10% of the original loan balance. The exercise of this option is a standard and expected operating procedure in the securitization markets, and its projected financial statement impact is included in the projected operating results of the discontinued business. In exchange, the surety provider agreed to amend servicer termination provisions, which, prior to their amendment, would have enabled the surety provider to transfer the servicing of certain loans to a third party.

        Under this agreement, the Company's obligations under the four letters of credit increased in the aggregate from $629 million to $681 million at the time the agreement was restructured. Additionally, servicing agreements were amended to provide for servicing termination provisions that were more directly linked to the performance of the servicing operation and not dependant on the credit performance of the underlying assets.

        Consistent with this agreement, an additional liability under recourse exposure was recorded to recognize the additional draws that could arise from the new letters of credit. The balances and corresponding liability relating to manufactured housing securitizations included in Note 14 include the impact of the agreement. Additionally, the servicing asset valuation and the projected operating results have been adjusted to reflect the amended servicing termination provisions.

        The Bank has used swaps for specific manufactured housing securitizations. The combined notional value of these swaps was $533 million and $639 million at December 31, 2003 and 2002, respectively.

        During 2002, GreenPoint originated manufactured housing loans totaling $106 million. These loans related to commitments outstanding at December 31, 2001 and were recorded at their estimated fair value. These loans were sold during the year at a sales price which exceeded their previously estimated fair value.

        The net loss reported in 2001 included a net loss from disposal of the discontinued business of $440 million and a net loss from operations of the discontinued business of $264 million. The loss before taxes from disposal of the discontinued business for the year ended December 31, 2001 was $712 million. This total consisted of $390 million to write-off the remaining carrying value of goodwill, $172 million to adjust the valuation of retained interests, $135 million for write-downs to the valuation of loans, $10 million for servicing asset impairment, a $10 million restructuring charge, and projected $5 million income from the discontinued business. The restructuring accrual primarily represented severance costs associated with the decision to discontinue the business and all payments associated with that accrual were made during 2002 to reduce the liability to zero at December 31, 2002.

NOTE 14    Manufactured Housing Recourse Arrangements, Retained Interests in Securitizations and Servicing Assets

        In December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. Although it exited the manufactured housing lending business, GreenPoint continues to service existing loans. Such commitments expose GreenPoint to losses on or from securitizations and loan sales. The investors and the securitization trusts have no recourse to GreenPoint's other assets for failure of debtors to pay when due except for the recourse described herein. The following describes the balances associated with recourse arrangements, the balances and activity in the corresponding retained interests, the balances and activity in servicing assets and the economic assumptions used in valuing the retained interests and servicing assets.

Recourse Arrangements

        The following table summarizes the principal balances of manufactured housing loans securitized and sold, the maximum recourse to GreenPoint on those loans and the liability recorded for such recourse.

	December 31,
	2003	2002	2001
	(In millions)
Manufactured housing securitizations:
Principal balance	$3,623	$4,202	$4,966
Maximum recourse(1)	538	621	785
Recorded liability	217	295	456
Manufactured housing sales:
Principal balance	218	258	301
Maximum recourse	218	258	301
Recorded liability	8	5	11

(1)
A portion of the securitization maximum exposure is a retained interest asset. As of December 31, 2003 the manufactured retained interest asset was $1 million.

        GreenPoint's largest manufactured housing exposure lies in a corporate guarantee issued with each securitization in the form of a letter of credit to indemnify a limited amount of losses to the investors. The following table summarizes those letters of credit and the amount of draws GreenPoint expects.

	December 31,
	2003	2002	2001
	(In millions)
Letters of credit outstanding	$537	$617	$784
Projected letter of credit draws	(239)	(326)	(490)

Unreserved exposure	$298	$291	$294

        GreenPoint's liability under recourse exposure for manufactured housing securitizations represents the present value of the projected letter of credit draws. Of the $3.6 billion of securitized loans outstanding there are five securitizations totaling $1.5 billion, with $79 million in letters of credit remaining, in which GreenPoint's recorded liability is equal to its remaining exposure under those letters of credit.

        The following presents quantitative information about delinquencies and net credit losses on loans sold with recourse:

	At and for the Year Ended December 31,
	2003		2002		2001
	Securitized	Sold	Securitized	Sold	Securitized	Sold
	(In millions)
Principal balance of loans	$3,623	$218	$4,202	$258	$4,966	$301
Principal balance of loans 90 days or more past due(1)	191	2	214	6	246	8
Net credit losses(2)	205	9	314	6	237	3

(1)
Manufactured housing past due loans include repossessed inventory.

(2)
Net credit losses are principal charge-offs, net of recoveries from sale proceeds.

Balances and Changes in Retained Interests

        The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the Year Ended December 31,
	2003	2002	2001
	(In millions)
Liability for Recourse Exposure:
Balance at beginning of year	$300	$467	$131
Provisions charged to income at securitization/sale	—	—	2
Interest expense	18	24	5
Letter of credit draws and other charges	(85)	(197)	(134)
Letter of credit pre-funding	—	(22)	—
Change in valuation of retained interests	(8)	28	463

Balance at end of year	$225	$300	$467

        On a quarterly basis, GreenPoint reviews the liability for recourse exposure on manufactured housing securitizations based on management's best estimate of future cash flows associated with the corporate guarantees.

        During the year ended December 31, 2003, GreenPoint recorded an $8 million change to adjust its manufactured housing corporate guarantee liability. The change reflects that the letter of credit draws have been occurring largely as projected during the year ended December 31, 2003.

	At and for the Year Ended December 31,
	2003	2002	2001
	(In millions)
Retained Interests in Securitizations:
Balance at beginning of year	$4	$1	$46
Additions from securitizations	—	—	35
Letter of credit pre-funding	—	10	—
Interest and other income	—	2	11
Cash received	—	(3)	(18)
Change in unrealized gain	—	—	(2)
Change in valuation of retained interests	(3)	(6)	(71)

Balance at end of year	$1	$4	$1

        In 2002, GreenPoint pre-funded one of its letters of credit. Instead of absorbing losses as they occur over time, GreenPoint placed $32 million into a reserve fund to cover those projected losses. After expected losses occur the balance of that reserve fund on a present value basis will be $1 million. GreenPoint records that $1 million as a retained interest asset for manufactured housing securitizations.

Valuation Assumptions

        The key economic assumptions used in estimating the fair value of the entire portfolio of manufactured housing retained interests, both assets and liabilities, at December 31, 2003, 2002 and 2001 were as follows:

	Estimate of Fair Value at December 31,
	2003	2002	2001
Weighted average life (in years)	5.4	4.9	3.6
Weighted average prepayment rate(1)	5.9%	8.2%	13.4%
Weighted average default rate	6.1%	6.3%	8.3%
Loss severity rate	90.5%	86.6%	85.0%
Weighted average loss rate	5.5%	5.5%	7.0%
Cumulative loss(2)	29.7%	27.0%	25.2%
Asset cash flows discounted at	14.0%	14.0%	14.0%
Liability cash flows discounted at	6.6%	6.6%	6.6%

(1)
Excludes weighted average default rate.

(2)
Remaining net losses divided by outstanding principal balance.

        During the year ended 2003, the prepayment speed assumption was lowered. This resulted in longer average lives of the securitizations. While the average loss rate assumption stayed the same, longer average life assumptions will result in higher expected cumulative losses.

        At December 31, 2003, the key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Year Ended December 31
	2003	2002	2001
Fair value of retained interests in securitizations	$1	$4	$1
Fair value of recorded liability	$216	$295	$456
Weighted average prepayment rate(1)
Impact on fair value of 10% adverse change	$2	$4	$7
Impact on fair value of 20% adverse change	$4	$8	$14
Weighted average default rate
Impact on fair value of 10% adverse change	$38	$46	$57
Impact on fair value of 20% adverse change	$72	$88	$108
Loss severity rate
Impact on fair value of 10% adverse change	$33	$40	$63
Impact on fair value of 20% adverse change	$48	$72	$102
Asset cash flows discount rate
Impact on fair value of 10% adverse change	$—	$—	$1
Impact on fair value of 20% adverse change	$—	$1	$1
Liability cash flows discount rate
Impact on fair value of 10% adverse change	$3	$3	$3
Impact on fair value of 20% adverse change	$5	$7	$7

(1)
Excludes weighted average default rate.

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

Servicing Assets

        On a quarterly basis, GreenPoint reviews capitalized servicing rights for impairment. This review is performed based on risk strata, which are determined on a disaggregated basis given the predominant risk characteristics of the underlying loans. For manufactured housing loans, the predominant risk characteristics are loan type and interest rate type. The asset pools underlying certain manufactured housing servicing assets at times do not meet agreed-upon servicing covenants. Management evaluates the impact of these covenants on the value of the servicing assets and incorporates the assessment in their quarterly impairment review.

        The activity in manufactured housing servicing assets is summarized as follows:

	At and for the Year Ended December 31,
	2003	2002	2001
	(In millions)
Servicing assets:
Balance at beginning of year	$101	$127	$142
Additions	—	4	11
Sales	—	—	—
Amortization	(7)	(30)	(26)
Charge-off	(59)	—	—

Balance at end of year	35	101	127

Reserve for impairment of servicing assets:
Balance at beginning of year	(69)	(67)	—
Additions	(18)	(2)	(67)
Charge-off	59	—	—

Balance at end of year	(28)	(69)	(67)

Servicing assets, net	$7	$32	$60

        During the year ended December 31, 2003, $59 million of the reserve for impairment of manufactured housing servicing assets was determined to be permanent and therefore charged-off. The classification to permanent from temporary had no financial effect on the Company, as the reduction to income from discontinued operations earnings was recorded in the prior periods when the impairment was recognized.

        The estimated fair values of manufactured housing servicing assets were $16 million, $38 million and $16 million at December 31, 2003, 2002 and 2001, respectively.

        Manufactured housing servicer advances receivable totaled $39 million, $38 million and $37 million at December 31, 2003, 2002 and 2001, respectively.

        The significant assumptions used in estimating the fair value of manufactured housing servicing assets at December 31, 2003, 2002 and 2001 were as follows:

	December 31,
	2003	2002	2001
Weighted average prepayment rate(1)	6.6%	7.4%	13.5%
Weighted average life (in years)	5.3	5.1	3.7
Weighted average default rate	5.1%	5.2%	6.0%
Cash flows discounted at	14.0%	14.0%	14.0%

(1)
Excludes weighted average default rate.

        At December 31, 2003, the sensitivities to immediate 10 percent and 20 percent adverse changes in weighted average prepayment rates were $1 million and $3 million, respectively, for manufactured housing servicing assets.

Securitization Trust Cash Flows

        GreenPoint's manufactured housing securitizations utilize trusts that engage in the business of holding loans, issuing certificates and making payments on certificates. The following table summarizes certain cash flows received from securitization trusts:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Proceeds from new securitizations	$—	$—	$697
Servicing fees received	47	53	50

NOTE 15    Derivative Financial Instruments

        GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie Mae and Freddie Mac securities ("forward delivery commitments"). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $2.6 billion and $3.2 billion at December 31, 2003 and 2002, respectively. The forward delivery commitments designated as fair value hedges associated with mortgage loans had notional values of $2.2 billion and $2.4 billion at December 31, 2003 and 2002, respectively. The notional amounts of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments on mortgage loans were $494 million and $833 million at December 31, 2003 and 2002, respectively. The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the years ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31,
	2003	2002	2001
	(In millions)
Gain (loss) on hedged asset or liability	$34	$89	$(15)
Gain (loss) on derivatives	$(23)	$(88)	$9

Hedge ineffectiveness	$11	$1	$(6)

        The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

        The risks inherent in derivatives are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the fair values of the contracts due to movements in the underlying interest rates. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. At December 31, 2003 and 2002 the receivable on contracts with a positive fair value was $3 million and $1 million, respectively. To reduce credit risk, management may deem it necessary to obtain collateral.

        In November 2003, the company entered into an interest swap agreement with a notional amount of $350 million. The company has designated this swap as fair value hedge of the $350 million of 3.20% Senior Notes issued in June of 2003. This swap met the criteria required to qualify for short cut method accounting for derivatives. Based on this method, no ineffectiveness is assumed and fair value changes in the swap are recorded as changes in value of the swap and the long term debt.

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

Pending Litigation

        In the ordinary course of business, the Corporation and its subsidiaries are defendants in or parties to a number of pending and threatened legal actions and proceedings, and are also involved from time to time in investigations and administrative proceedings by governmental agencies. Certain of such actions and proceedings involve alleged violations of consumer protection laws, including claims relating to the Corporation's loan origination and collection efforts, and other federal and state banking laws. Certain of such actions and proceedings include claims for breach of contract, restitution, compensatory damages, punitive damages and other forms of relief. Due to the difficulty of predicting the outcome of such matters, the Corporation can give no assurance that it will prevail on all claims made against it; however, management believes, based on current knowledge and after consultation with counsel, that these legal matters and administrative proceedings and the losses, if any, resulting from the final outcome thereof, will not have a material adverse effect on the Corporation and its subsidiaries' financial position, results of operations or liquidity, but can give no assurance that they will not have such an effect.

Loan Commitments

        At December 31, 2003 and 2002, the Company had an outstanding pipeline of mortgage loans of approximately, $7.0 billion and $7.9 billion, respectively. This pipeline represents applications received but not yet funded and is therefore the maximum amount of the Company's origination commitments. The pipeline of mortgage loans at December 31, 2003 included $2.8 billion of fixed rate mortgage loans and $4.2 billion of adjustable rate mortgage loans.

        The Company is contractually committed to fund the undrawn portion of home equity lines of credit (HELOC's) which it has originated. The commitment extends to HELOC's which are currently held for sale by the Company, and HELOC's sold by the Company into Headlands Home Equity Loan Trusts. As of December 31, 2003 and 2002 this unfunded commitment was approximately $631 million and $540 million, respectively.

Guarantees

        Under agreements with Terwin Holdings LLC ("Terwin"), an unconsolidated investment, the company has guaranteed a portion of the Terwin's secured lending arrangements. These lending arrangements are collateralized by Terwin's loan portfolio. As of December 31, 2003, the total potential commitment under this guarantee totaled approximately $40 million and is renewable annually. This guarantee would require payment by the Company only if Terwin were to default on payment of this borrowing. Management believes that the likelihood is remote that a material payment will be required under this guarantee.

Lease Commitments

        The Company has entered into noncancelable operating lease agreements for banking premises and equipment with expiration dates ranging through the year 2029. The Company's premises are used principally for branch offices and administrative operations, and it is expected that many agreements will be renewed at expiration in the normal course of business.

        Rental expense for the Company's premises for the years ended December 31, 2003, 2002 and 2001 amounted to $31 million, $30 million and $32 million, respectively.

        The projected minimum rental payments under the terms of the noncancelable leases, exclusive of taxes and escalation charges, at December 31, 2003 are summarized as follows:

Year Ended December 31,	Amount
(In millions)
2004	$33
2005	30
2006	27
2007	24
2008	23
thereafter	109

Total	$246

        Minimum rental income under noncancelable sublease agreements aggregates $12 million at December 31, 2003.

Business Process Outsourcing Agreements

        At December 31, 2003, the Company was under an agreement to outsource certain support operations to Progeon, Ltd. Based on the terms of the agreement, the Company is committed to minimum payments of approximately $6 million per year from 2004 through 2007.

NOTE 17    Fair Value of Financial Instruments

        The methods and assumptions used to estimate fair values are set forth in the following paragraphs for each major grouping of the Company's financial instruments.

	December 31, 2003		December 31, 2002
	Carrying Values	Estimated Fair Values	Carrying Values	Estimated Fair Values
	(In millions)
Assets:
Cash and due from banks	$268	$268	$277	$277
Interest-bearing deposits in other banks	3	3	21	21
Federal funds sold and securities purchased under agreements to resell	64	64	71	71
Securities:
Securities available for sale	6,254	6,254	4,093	4,093
Retained interests in securitizations	49	49	108	108
Securities held to maturity	6	6	3	3
Federal Home Loan Bank of New York stock	170	170	300	300
Loans receivable held for sale	4,764	4,809	5,595	5,658
Loans receivable held for investment	9,885	9,854	9,901	10,025
Other interest-earning assets	142	142	141	141
Financial instruments included in other assets	3	3	9	9
Liabilities:
Deposits:
Deposits due on demand and/or with no specified maturities	8,236	8,236	6,487	6,487
Term certificates of deposit	4,310	4,378	5,309	5,400
Accrued Interest:
Receivable	81	81	87	87
Payable	31	31	31	31
Securities sold under agreements to repurchase	3,327	3,423	2,000	2,114
Other short term borrowings	1,062	1,062	285	285
Federal Home Loan Bank of New York advances	2,800	2,988	4,600	4,873
Senior notes	353	339	—	—
Subordinated bank notes	150	192	150	180
Other long term debt	200	234	200	215
Liability under recourse exposure	226	226	301	301
Financial instruments included in other liabilities	10	10	26	26

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

Loans Receivable Held for Investment

        Fair value of the Company's mortgage and manufactured housing loan portfolio is based on comprehensive portfolio valuation analyses performed as of December 31, 2003 and 2002 by an independent pricing firm, engaged specifically for this purpose by the Company. The independent analysis utilizes a discounted cash flow methodology, stratifies the portfolio by product type and separately analyzes performing loans and non-performing loans.

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

Senior Bank Notes, Subordinated Bank Notes, Other long term debt and Federal Home Loan Bank Advances

        The valuation of these liabilities takes into account several factors including current market interest rates and the Company's credit rating. Estimated price quotations were obtained from securities dealers or the fair value was estimated using the Bank's observed credit spread to the applicable Treasury rate.

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

Commitments to Originate Loans

        The fair value of loan commitments outstanding at December 31, 2003 and 2002 was estimated by assessing the impact of the change in interest rates on the commitment from the commitment date to the valuation date and are included in financial instruments included in other assets.

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

        Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. As of December 31, 2003, the Bank was well capitalized based on the prompt corrective action guidelines.

	Actual		Minimum For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(In millions)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Company	$1,875	12.81%	$1,171	8.00%
Bank	2,092	14.35	1,166	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,647	11.26%	$585	4.00%
Bank	1,864	12.79	583	4.00
Tier 1 Capital (to Average Assets):
Company	$1,647	7.28%	$905	4.00%
Bank	1,864	8.24	905	4.00

	Actual		Minimum For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(In millions)
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Company	$1,924	12.96%	$1,188	8.00%
Bank	1,905	12.83	1,188	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,696	11.43%	$594	4.00%
Bank	1,678	11.30	594	4.00
Tier 1 Capital (to Average Assets):
Company	$1,696	7.51%	904	4.00%
Bank	1,678	7.42	904	4.00

Dividends

        For the year ended December 31, 2003 quarterly dividends declared and paid were $0.21 per share for the first and second quarter and $0.24 per share for the third and fourth quarter. For the years ended December 31, 2002 and 2001, quarterly dividends declared and paid totaled $0.17 per share. The Company's principal source of funds for distributions of dividends to shareholders, stock repurchase activities and any acquisitions to be made at the holding company level, are dividends from the Bank. Applicable federal and state laws impose limitations on the payment of dividends. Under such limitations, without appropriate regulatory approvals, dividend payments by the Bank are limited to the lesser of (i) the amount of undivided profits and (ii) an amount not in excess of net income for the current year plus retained net income for the preceding two years. Dividends paid by the bank during 2003 complied with all applicable rules.

        In accordance with the requirements of the New York State Banking Law, the Bank established a liquidation account in the amount equal to its capital as of the date of the latest consolidated statement of condition appearing in the final IPO prospectus. The liquidation account is maintained for the benefit of eligible pre-conversion depositors who continue to maintain their accounts at the Bank after the Transaction. The liquidation account is reduced annually to the extent that such depositors have reduced their qualifying deposits as of each subsequent audited balance sheet date. Subsequent increases in their balances will not restore such depositors' interest in the liquidation account. In the event of a liquidation of the Bank (a circumstance not envisioned or expected by management) such depositors would be entitled, under New York State law, to receive a distribution from the liquidation account in an amount proportionate to their then current adjusted qualifying account balances for all such depositors then holding qualifying deposits in the Bank. The balance of the liquidation account at December 31, 2003 was $18 million.

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

NOTE 19    Stock Benefit Plans

Employee Stock Ownership Plan

        The Bank's ESOP covers substantially all employees of the Company who have been credited with 1,000 hours of service during a twelve month period. Participants receive allocations on the basis of their eligible salary and generally become vested over a five-year period. Participants fully vest in their benefit upon retirement, death or disability while in active employment, or in the event of a change in control of the Company or the Bank. Participants who terminate employment before becoming 100% vested forfeit the unvested portion of their accounts. Forfeitures are reallocated among the remaining participants. The ESOP conforms to the applicable requirements of ERISA and the Code.

        During 1994, the ESOP purchased 24,701,406 shares of the Company's common stock, at a weighted average price of $5.55 per share. The purchases were funded with a loan of $137 million from the Company, which is collateralized by the unallocated Company shares owned by the ESOP. The loan will be repaid primarily from contributions by the Bank and dividends paid by the Company on unallocated shares over the applicable loan amortization period. The outstanding principal balance of the loan as of December 31, 2003 and 2002 was $110 million and $114 million, respectively, and the interest rate was 6.00% at both dates.

        The shares owned by the ESOP are held by a third party trustee and released for allocation to participants as repayments of the loan are made. The number of shares released for allocation in any year is based upon the ratio of current year principal and interest payments to the total of current year and all projected future years' principal and interest payments. As of December 31, 2003, 9,605,676 shares have been allocated under the ESOP. There are 15,095,730 unallocated shares with a value of $533 million, based upon the December 31, 2003 closing price of $35.32 per share.

        The Bank reserves the right to discontinue or amend the ESOP or trust agreement, in whole or in part, provided however, that no amendment shall be made at any time pursuant to which the Trust or any part thereof may be used for or diverted to purposes other than for the exclusive benefit of the ESOP's participants and their beneficiaries. In the event the ESOP terminates, all participants will become fully vested in the balance of their account. Upon termination of the ESOP, participants will be distributed their share of plan assets prior to the satisfaction of the ESOP's liabilities as required by ERISA.

        The Company recognized $31 million, $29 million and $23 million of compensation expense relating to the ESOP for both the continuing and discontinued businesses, for the years ended December 31, 2003, 2002 and 2001, respectively.

Restricted Stock Plan

        The Bank's Recognition and Retention Plan ("RRP") authorizes the granting of up to 3,726,054 shares of the Company's common stock to officers, employees and directors emeriti of the Company.

        In 1994, the Bank purchased 3,726,054 shares of the Company's common stock on behalf of the RRP, at the initial public offering price of $5.00 per share. Through December 31, 2003, 3,646,924 shares have been awarded to participants. These awards vest ratably over a three to five year period on the anniversary dates of the awards. Participants' awards fully vest upon retirement, death or disability while in active employment, or in the event of the participants' termination of employment due to a change in control of the Company or the Bank.

        For the years ended December 31, 2003, 2002 and 2001, the Company recognized $1 million, $2 million and $2 million, respectively, of compensation expense relating to the RRP.

Stock Incentive Plans

        Under the Company's 2001 Stock Incentive Plan, 1999 Stock Incentive Plan and Amended and Restated 1994 Stock Incentive Plan (the "Stock Incentive Plans"), grants may be made in the form of incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), limited rights and restricted stock to officers and other key employees. The Stock Incentive Plans provide that the total number of shares available for grant shall be 23,550,000 shares of the Company's common stock.

        The ISOs and NSOs granted under the Stock Incentive Plans vest and become exercisable over a three to five year period and expire on the tenth anniversary of the grants. In the event of the employee's retirement (for grants made prior to 1997), death or disability while in active employment, or in the event of an employee's termination of service due to a change in control of the Company or the Bank, all ISOs and NSOs held by such participant vest and generally become exercisable in full for a period of one year. The term during which any future ISOs and NSOs granted vest and become exercisable is at the discretion of the Compensation Committee. The exercise price for all ISOs and NSOs is at least 100% of the fair market value of the stock on the grant date.

        As of December 31, 2003, 495,000 shares of restricted stock at a weighted average fair value of $9.15 had been granted under the Stock Incentive Plans.

Directors' Stock Option Plans

        Under the Company's Directors' Stock Option Plan, the Company may grant up to 2,175,000 NSOs to directors who are not officers or employees of the Company ("Non-Employee Directors").

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

        The following table presents a summary of the activity in the aforementioned stock option plans for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003		2002		2001
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	11,515,441	$19.49	12,640,622	$16.92	13,324,682	$14.81
Granted	2,089,800	30.56	2,035,200	29.05	2,451,750	24.10
Exercised	(2,318,451)	16.44	(2,996,019)	14.89	(2,720,552)	12.62
Canceled	(162,022)	28.64	(164,362)	23.36	(415,258)	19.82

Stock options outstanding, end of year	11,124,768	$22.08	11,515,441	$19.49	12,640,622	$16.92

Options exercisable at year-end	6,995,356		6,889,811		7,726,731
Weighted-average fair value of options granted during the year		$7.81		$7.93		$6.70

        The range of exercise prices on ISO and NSO options outstanding for each of the years ended December 31, 2003, 2002 and 2001 was $5.00 to $34.26. The weighted average remaining contractual life for ISO and NSO options outstanding at December 31, 2003 is 6.1 years.

        The following table presents a summary of stock options outstanding and exercisable for the ISO and NSO option plan at December 31, 2003:

	December 31, 2003
	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$5.00 to $7.30	1,218,268	1.1	$7.30	1,005,398	$7.30
$8.09 to $12.09	120,000	4.9	10.73	120,000	10.73
$12.91 to $19.25	2,115,588	5.2	15.48	2,115,588	15.48
$20.34 to $28.90	5,575,112	6.5	24.82	3,703,621	23.63
$30.52 to $34.26	2,095,800	9.0	30.65	50,749	33.38

	11,124,768	6.1	$22.07	6,995,356	$18.67

        To determine the effect on net income and earnings per share if the fair value method had been applied to the stock option awards (as disclosed in Note 1(k)), the Company used a Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Dividend yield	2.87%	2.87%	2.77%
Expected volatility	36.00%	37.30%	35.86%
Risk-free interest rate	2.58%	3.94%	4.86%
Expected option lives	4.00 years	4.00 years	4.00 years

NOTE 20    Earnings Per Share

        The Company's reconciliation of the income (loss) and shares used in the basic and diluted EPS computations is summarized as follows:

	For the Year Ended December 31,
	2003	2002	2001
	(In millions, except share and per share amounts)
Net income (loss) from continuing operations	$471	$498	$409
Net income (loss) from discontinued operations	1	5	(704)

Net income (loss)	$472	$503	$(295)

Weighted average number of common shares outstanding during each period—basic	122,233,000	131,871,000	133,281,000
Effect of dilutive securities—stock options	2,387,000	3,237,000	3,192,000

Weighted average number of common shares and common stock equivalents outstanding during each period—diluted	124,620,000	135,108,000	136,473,000

Basic earnings per share:
Net income from continuing operations	$3.86	$3.78	$3.07
Net income (loss) from discontinued operations	—	0.03	(5.28)

Net income (loss)	$3.86	$3.81	$(2.21)

Diluted earnings per share:
Net income from continuing operations	$3.78	$3.69	$3.00
Net income (loss) from discontinued operations	0.01	0.03	(5.16)

Net income (loss)	$3.79	$3.72	$(2.16)

(1)
Options to purchase 63,750 shares of common stock at prices between $32.97 and $34.26 per share were outstanding at December 31, 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2003.

(2)
Options to purchase 79,500 shares of common stock at prices between $31.49 and $33.40 per share were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2002.

(3)
Options to purchase 120,000 shares of common stock at prices between $25.13 and $26.79 per share were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2001.

NOTE 21    Business Segments

        The Company has identified three domestic business segments. The predominant factor by which each segment is organized is the unique products and services they offer. The accounting policies of the segments are the same as those described in Note 1 "Summary of Significant Accounting Policies". The Mortgage Banking segment orginates, sells and services mortgage loans with a specialization in Alt A and NoDoc mortgage loan products. The Retail Banking segment consists of 90 full service banking offices offering a variety of financial services to the Greater New York area. The balance sheet management segment includes earnings from the held for investment mortgage portfolios and other corporate investment activities.

        Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment. Credit losses are charged to asset management segment in an amount equal to net charge-offs. The expenses relating to administrative units of the Company such as executive, finance and audit are not allocated to individual operating segments and are identified in the "other" column. The "other" column also includes intercompany eliminations. The management of the Company evaluates the performance of each business segment based on income before income taxes

        The following table sets forth information by business segment:

	Balance Sheet Management(1)	Retail Banking		Sub-total Banking	Mortgage Banking(5)	Segment Totals	Other(4)	Consolidated Continuing Operations
	(in millions)
Year ended December 31, 2003
Net interest income	$232	$240		$472	$191	$663	$—	$663
Provision for loan losses	(4)	—		(4)	—	(4)	—	(4)

Net interest income after provision for loan losses	228	240		468	191	659	—	659

Non-interest income:
Loan servicing fees	—	—		—	26	26	(8)	18
Banking fees and commissions	—	69		69	—	69	—	69
Other income	21	—		21	(7)	14	—	14
Net gain on sale of loans	—	—		—	545	545	(59)	486
Change in valuation of retained interests	—	—		—	(4)	(4)	—	(4)
Net gain on securities	3	—		3	—	3	—	3

Total non-interest income	24	69		93	560	653	(67)	586

Non-interest expense:
Depreciation	—	9		9	18	27	6	33
Goodwill amortization	—	—		—	—	—	—	—
ESOP and stock plans expense	—	6		6	16	22	5	27
Other expenses	2	124		126	234	360	73	433

Total non-interest expense	2	139		141	268	409	84	493

Segment income (loss) before taxes	$250	$170		$420	$483	$903	$(151)	$752

Total Assets	$16,052	$515	(2)	$16,567	$5,210	$21,777	$1,208 (3)	$22,985

Year ended December 31, 2002
Net interest income	$315	$235		$550	$203	$753	$—	$753
Benefit for loan losses	(2)	—		(2)	—	(2)	—	(2)

Net interest income after benefit for loan losses	313	235		548	203	751	—	751

Non-interest income:
Loan servicing fees	—	—		—	5	5	11	16
Banking fees and commissions	—	56		56	—	56	—	56
Other income	13	1		14	—	14	—	14
Net gain on sale of loans	—	—		—	427	427	(51)	376
Change in valuation of retained interests	—	—		—	(9)	(9)	—	(9)
Net gain on securities	9	—		9	—	9	—	9

Total non-interest income	22	57		79	423	502	(40)	462

Non-interest expense:
Depreciation	—	9		9	14	23	6	29
Goodwill amortization	—	—		—	—	—	—	—
ESOP and stock plans expense	—	5		5	15	20	6	26
Other expenses	2	107		109	195	304	68	372

Total non-interest expense	2	121		123	224	347	80	427

Segment income (loss) before taxes	333	171		504	402	906	(120)	786

Total Assets	$14,901	$494	(2)	$15,395	$6,050	$21,445	$369 (3)	$21,814

	Balance Sheet Management(1)	Retail Banking		Sub-total Banking	Mortgage Banking(5)	Segment Totals	Other(4)	Consolidated Continuing Operations
	(in millions)
Year ended December 31, 2001
Net interest income	$289	$213		$502	$120	$622	$—	$622
Provision for loan losses	13	—		13	—	13	—	13

Net interest income after provision for loan losses	302	213		515	120	635	—	635

Non-interest income:
Loan servicing fees	—	—		—	(4)	(4)	8	4
Banking fees and commissions	—	44		44	—	44	—	44
Other income	10	1		11	(4)	7	—	7
Net gain on sale of loans	—	—		—	477	477	(81)	396
Change in valuation of retained interests	—	—		—	—	—	—	—
Net gain on securities	14	—		14	—	14	—	14

Total non-interest income	24	45		69	469	538	(73)	465

Non-interest expense:
Depreciation	—	9		9	14	23	6	29
Goodwill amortization	—	45		45	—	45	—	45
ESOP and stock plans expense	—	4		4	10	14	5	19
Other expenses	2	87		89	184	273	66	339

Total non-interest expense	2	145		147	208	355	77	432

Segment income (loss) before taxes	324	113		437	381	818	(150)	668

Total Assets	$14,031	$487	(2)	$14,518	$4,573	$19,091	$1,095 (3)	$20,186

(1)
Balance sheet management largely consists of the mortgage portfolio, MBS and investment securities.

(2)
Retail Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $12.5 billion, $11.8 billion and $10.6 billion for the years ended 2003, 2002 and 2001, respectively.

(3)
Includes the assets of the discontinued business segment.

(4)
Other includes intercompany eliminations and unallocated administrative expenses.

(5)
Intersegment revenues, in the mortgage banking segment, for the years ended December 31, 2003, 2002 and 2001 were $67 million, $39 million and $73 million, respectively.

NOTE 22    Condensed Parent Company Financial Statements

        The following Condensed Statements of Financial Condition at December 31, 2003 and 2002 and Condensed Statements of Income and Cash Flows for the years ended December 31, 2003, 2002 and 2001 for GreenPoint Financial Corp. (parent company only) reflect the Company's investment in its wholly-owned subsidiaries using the equity method of accounting.

Parent Company Only—Condensed Statements of Financial Condition

	December 31,
	2003	2002
	(In millions)
Assets:
Cash and due from banks	$2	$1
Other assets	6	5
Investment in subsidiaries	2,400	2,138

Total assets	$2,408	$2,144

Liabilities and Stockholders' Equity:
Liabilities:
Due to subsidiaries	$6	$6
Senior notes	353	—
Other long term debt	200	200
Accrued interest payable	2	2
Other liabilities	8	12

Total liabilities	569	220

Stockholders' equity	1,839	1,924

Total liabilities and stockholders' equity	$2,408	$2,144

Parent Company Only—Condensed Statements of Income

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Dividends from GreenPoint Bank	$320	$310	$130

Interest Income:
Line of credit—subsidiary	2	—	—

Total interest income	2	—	—

Interest Expense:
Senior notes	6	—	—
Other long term debt	18	18	18

Total interest expense	24	18	18

Net interest income (expense)	(22)	(18)	(18)

Other administrative expenses	1	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	297	292	112
Income taxes	(10)	(8)	(8)

Income before equity in undistributed earnings of subsidiaries	307	300	120
Equity in undistributed earnings (loss) of subsidiaries	165	203	(415)

Net income (loss)	$472	$503	$(295)

Parent Company Only—Condensed Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Operating Activities:
Net income (loss)	$472	$503	$(295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(165)	(203)	415
Net change in other liabilities	(1)	4	3
Net change in other assets	(1)	3	(4)

Net cash provided by operating activities	305	307	119

Investing Activities:
Payments for investments in and advances to subsidiaries	(1,010)	(638)	(255)
Repayment of investments in and advances to subsidiaries	900	619	263

Net cash (used in) provided by investing activities	(110)	(19)	8

Financing Activities:
Proceeds from issuance of long-term debt	350	—	—
Proceeds from issuance of common stock	37	45	32
Purchase of treasury stock	(472)	(251)	(71)
Dividends paid	(109)	(88)	(89)

Net cash used in financing activities	(194)	(294)	(128)

Net increase (decrease) in cash and cash equivalents	1	(6)	(1)
Cash and cash equivalents at beginning of period	1	7	8

Cash and cash equivalents at end of period	$2	$1	$7

Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2003				Year Ended December 31, 2002
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(In millions, except per share data)
Interest income	$285	$273	$292	$298	$331	$329	$329	$317
Interest expense	117	121	124	123	139	138	138	138

Net interest income	168	152	168	175	192	191	191	179
Provision for loan losses	(2)	(1)	(1)	—	(1)	—	(1)	—

Net interest income after provision for loan losses	166	151	167	175	191	191	190	179

Non-interest income	133	140	165	148	134	110	106	112
Non-interest expense	118	129	125	121	123	102	102	100

Income from continuing operations before income taxes	181	162	207	202	202	199	194	191
Income taxes related to earnings from continuing operations	68	61	77	75	74	72	71	71

Net income from continuing operations	113	101	130	127	128	127	123	120
Net income from discontinued operations	1	—	—	—	3	—	—	2

Net income	$114	$101	$130	$127	$131	$127	$123	$122

Basic earnings per share:
Net income from continuing operations	$0.96	$0.84	$1.05	$1.00	$0.99	$0.96	$0.93	$0.90
Net income from discontinued operations	$—	$—	$—	$—	$0.03	$—	$—	$0.02

Net income	$0.96	$0.84	$1.05	$1.00	$1.02	$0.96	$0.93	$0.92

Diluted earnings per share:
Net income from continuing operations	$0.95	$0.82	$1.03	$0.98	$0.97	$0.94	$0.90	$0.88
Net income from discontinued operations	$—	$—	$—	$—	$0.03	$—	$—	$0.01

Net income	$0.95	$0.82	$1.03	$0.98	$1.00	$0.94	$0.90	$0.89

Dividends declared per share	$0.24	$0.24	$0.21	$0.21	$0.17	$0.17	$0.17	$0.17

Stock price per common share:
High	$35.43	$36.17	$34.67	$31.87	$30.67	$34.47	$34.32	$30.29
Low	$29.10	$29.59	$30.03	$26.93	$24.70	$26.67	$29.18	$23.64
Closing	$35.32	$29.86	$33.96	$29.87	$30.12	$27.83	$32.73	$29.13

NOTE 23    Subsequent Events

        On February 16, 2004, an Agreement and Plan of Merger dated February 15, 2004 by and between North Fork Bancorporation, Inc. (North Fork) and GreenPoint was announced. The agreement provides that North Fork will acquire GreenPoint in an all stock transaction. Under the terms of the agreement, in a tax-free exchange of shares, GreenPoint shareholders will receive a fixed exchange ratio of 1.0514 shares of North Fork common stock for each GreenPoint share held upon consummation of the acquisition.

        The agreement has been approved unanimously by the Boards of Directors of both companies and is subject to all required regulatory approvals, approval by shareholders of both companies and other customary conditions. The agreement establishes a reciprocal termination fee of $250 million and is expected to be completed in the fourth quarter of 2004.

        Pursuant to GreenPoint's letter of credit agreements associated with its manufactured housing securitizations, the announcement of a change of control may require GreenPoint to fully fund its remaining obligations under its outstanding letters of credit. If required, the funding would result in a payment of approximately $526 million into the securitization trusts. The funds remaining in the trusts would be returned to GreenPoint upon maturity of each securitization agreement. Final assessment of the impact is pending a further determination of the timing, structure and dollar amount of the fundings to be completed. As GreenPoint has already recognized the projected cash flows associated with the discontinued manufactured housing business, the funding of the letters of credit is not expected to have a material impact on the Company's financial position.

Report of Independent Auditors

To the Board of Directors and Stockholders of
GreenPoint Financial Corp. and Subsidiaries

        In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of GreenPoint Financial Corp. and its subsidiaries ("the Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed the manner in which it accounts for goodwill and other intangible assets.

/s/ PricewaterhouseCoopers LLP
New York, New York
January 21, 2004 except for Note 23 for which the date is February 16, 2004

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
  PART I
  ITEM 1. BUSINESS
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES