Form 10-Q
period 2004-03-31
GREENPOINT FINANCIAL CORP
filed 2004-05-10
CIK 911935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended
March 31, 2004

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

001-14320
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

As of April 30, 2004, there were 131,823,054 shares of common stock outstanding.

GreenPoint Financial Corp.

FORM 10-Q

For the Quarterly Period Ended

March 31, 2004

GreenPoint Financial Corp. and Subsidiaries
Part 1 – Item 1. Financial Statements

Consolidated Statements of Financial Condition
(Unaudited)

(In millions, except share amounts)	March 31, 2004	Dec. 31, 2003
ASSETS
Cash and due from banks	$296	$268
Money market investments:
Interest-bearing deposits in other banks	15	3
Federal funds sold and securities purchased under agreements to resell	49	64
Total cash and cash equivalents	360	335
Securities:
Securities available for sale	4,667	2,785
Securities available for sale-pledged to creditors	2,228	3,469
Retained interests in securitizations available for sale	52	49
Federal Home Loan Bank of New York stock	245	170
Securities held to maturity (fair value of $6)	6	6
Total securities	7,198	6,479
Loans receivable held for sale	4,601	4,764
Loans receivable held for investment (net of allowance for loan losses of $78)	10,112	9,885
Other interest-earning assets	146	142
Accrued interest receivable	81	81
Banking premises and equipment, net	180	183
Servicing assets	202	183
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	568	538
Total assets	$23,843	$22,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
N.O.W. and checking	$3,267	$2,983
Savings	1,559	1,514
Variable rate savings	2,096	2,146
Money market	1,502	1,388
Total core deposits	8,424	8,031
Wholesale money market deposits	200	205
Term certificates of deposit	3,953	4,310
Total deposits	12,577	12,546
Borrowings:
Securities sold under agreements to repurchase	2,150	3,327
Other short term borrowings	1,100	1,062
Federal Home Loan Bank of New York advances	4,300	2,800
Senior notes	362	353
Subordinated bank notes	150	150
Guaranteed preferred beneficial interest in Company’s junior subordinated debentures	200	200
Total borrowings	8,262	7,892
Mortgagors’ escrow	68	55
Liability under recourse exposure	208	226
Other liabilities	780	427
Total liabilities	21,895	21,146
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 165,391,746 shares issued)	2	2
Additional paid-in capital	957	941
Unallocated Employee Stock Ownership Plan (ESOP) shares	(83)	(84)
Retained earnings	2,003	1,926
Accumulated other comprehensive income, net	—	(30)
Treasury stock, at cost (33,669,661 shares and 33,494,909 shares, respectively)	(931)	(916)
Total stockholders’ equity	1,948	1,839
Total liabilities and stockholders’ equity	$23,843	$22,985

(See accompanying notes to the unaudited consolidated financial statements)

Consolidated Statements of Income

(Unaudited)

	Quarter Ended March 31,
(In millions, except per share amounts)	2004	2003
Interest income:
Mortgage loans held for investment	$155.9	$166.7
Loans held for sale	55.3	75.9
Securities	71.1	52.1
Other	3.4	3.6
Total interest income	285.7	298.3
Interest expense:
Deposits	49.5	62.7
Other borrowed funds	52.5	52.7
Long-term debt	9.0	8.1
Total interest expense	111.0	123.5
Net interest income	174.7	174.8
Provision for loan losses	(1.3)	(0.3)
Net interest income after provision for loan losses	173.4	174.5
Non-interest income:
Income from fees and commissions:
Loan servicing income	(5.9)	5.8
Banking services fees and commissions	22.4	14.5
Fees, commissions and other income	6.9	3.4
Total income from fees and commissions	23.4	23.7
Net gain on sales of loans	120.7	124.3
Change in valuation of retained interests	(0.4)	(0.7)
Net gain on sale of securities	0.5	1.2
Total non-interest income	144.2	148.5
Non-interest expense:
General and administrative expenses:
Salaries and benefits	63.8	61.6
Employee Stock Ownership and stock plans expense	8.9	6.1
Net expense of premises and equipment	23.5	20.9
Federal deposit insurance premiums	0.5	0.5
Other administrative expenses	37.8	31.5
Total general and administrative expenses	134.5	120.6
Other real estate owned operating income	—	0.2
Total non-interest expense	134.5	120.8
Income from continuing operations before income taxes	183.1	202.2
Income taxes related to earnings from continuing operations	70.6	75.3
Net income from continuing operations	112.5	126.9
Discontinued operations:
Net income from disposal of discontinued business	0.1	0.3
Net income	$112.6	$127.2

Basic earnings per share:
Net income from continuing operations	$0.96	$1.00
Net income from discontinued operations	—	—
Net income	$0.96	$1.00
Diluted earnings per share:
Net income from continuing operations	$0.94	$0.98
Net income from discontinued operations	—	—
Net income	$0.94	$0.98
Dividends declared per share	$0.30	$0.21

(See accompanying notes to the unaudited consolidated financial statements.)

Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter Ended March 31,
(In millions)	2004	2003

Net income	$112.6	$127.2
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	52.9	(13.8)
Less: reclassification adjustment for (gains) included in net income	(0.5)	(1.2)
Other comprehensive income (loss), before tax	52.4	(15.0)
Income tax (expense) benefit related to items of other comprehensive income	(22.6)	6.2
Other comprehensive income (loss), net of tax	29.8	(8.8)
Total comprehensive income, net of tax	$142.4	$118.4

(See accompanying notes to the unaudited consolidated financial statements.)

Consolidated Statements of Changes In Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31,
(In millions)	2004	2003
Common stock
Balance at beginning of period	$2	$1
Balance at end of period	2	1
Additional paid-in capital
Balance at beginning of period	941	907
Reissuance of treasury stock	3	(1)
Amortization of ESOP shares committed to be released	9	5
Tax benefit for vested stock plans shares	4	1
Balance at end of period	957	912
Unallocated ESOP shares
Balance at beginning of period	(84)	(89)
Amortization of ESOP shares committed to be released	1	1
Balance at end of period	(83)	(88)
Retained earnings
Balance at beginning of period	1,926	1,563
Net income	112	127
Dividends declared	(35)	(26)
Balance at end of period	2,003	1,664
Accumulated other comprehensive income, net
Balance at beginning of period	(30)	24
Net change in accumulated other comprehensive income, net	30	(9)
Balance at end of period	—	15
Treasury stock, at cost
Balance at beginning of period	(916)	(482)
Reissuance of treasury stock	5	6
Purchase of treasury stock	(20)	(125)
Balance at end of period	(931)	(601)
Total stockholders’ equity	$1,948	$1,903

(See accompanying notes to the unaudited consolidated financial statements)

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2004	2003
Cash flows from operating activities:
Net income	$113	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans	5	8
Net premium amortization on securities	5	8
Provision for loan losses	1	—
Depreciation and amortization	10	8
Gain on sales of loans	(121)	(124)
Gain on sale of securities	(1)	(1)
ESOP and stock plans expense	11	8
Capitalization of servicing assets	(45)	(1)
Amortization and impairment of servicing assets	25	9
(Increase) decrease in assets associated with operating activities:
Loans receivable held for sale:
Loan originations	(8,211)	(9,328)
Proceeds from loan sales	8,288	9,946
Other	207	59
Retained interests in securitizations	(3)	28
Accrued interest receivable	—	2
Other assets	(53)	45
Increase (decrease) in liabilities associated with operating activities:
Liabilities under recourse exposure	(18)	(11)
Other liabilities	364	43
Other, net	1	4
Net cash provided by operating activities	578	830
Cash flows from investing activities:
Net change in loans receivable held for investment	(248)	271
Purchases of premises and equipment	(7)	(14)
Available for sale securities:
Proceeds from maturities	150	796
Proceeds from sales	779	787
Purchase of securities	(1,922)	(4,130)
Principal repayments	400	898
Federal Home Loan Bank Stock – (purchases) redemptions	(75)	60
Other, net	12	12
Net cash used in investing activities	(911)	(1,320)
Cash flows from financing activities:
Net change in:
Domestic deposits	31	411
Mortgagors’ escrow deposits	13	8
Proceeds from securities sold under agreements to repurchase and other borrowings	44,535	16,044
Repayments of securities sold under agreements to repurchase and other borrowings	(45,674)	(15,489)
Proceeds from advances from Federal Home Loan Bank	37,927	61,960
Repayments of advances from Federal Home Loan Bank	(36,427)	(62,360)
Cash dividends paid	(35)	(26)
Treasury stock purchased	(20)	(125)
Exercise of stock options	8	5
Net cash provided by financing activities	358	428
Net increase (decrease) in cash and cash equivalents	25	(62)
Cash and cash equivalents – beginning of period	335	369
Cash and cash equivalents – end of period	$360	$307
Non-cash activities:
Additions to other real estate owned, net	$11	$12
Unsettled securities trades	$257	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$20
Interest paid	$113	$126

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

These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report to shareholders for the year ended December 31, 2003.

Use of Estimates

The preparation of the Consolidated Financial Statements under U.S. Generally Accepted Accounting Principals (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements. Actual results could differ from those estimates.

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

The rules governing the accounting for loan securitizations are established in Statement of Financial Accounting Standards N0. 140 – “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This standard establishes the conditions that must be present for treating a transfer of financial assets as a sale and the conditions that must be met to treat the transferor as a Qualifying Special Purpose Entity (“QSPE”).

GreenPoint’s securitizations of mortgage loans involve the sale of a pool of loans to a QSPE and securities supported by the cash flow from the transferred loans are sold by the QSPE to third party investors. Funds received from the third-party investors are returned to GreenPoint as payment for the transferred loans. Generally, the Company may retain servicing rights and one or more retained interests. These retained interests include interest-only strips, subordinated certificates, transferor interests, demand notes and certain other credit enhancements.

For a securitization transaction to be treated as a sale under SFAS 140, the loans transferred by the Company must have been isolated from the seller (even in bankruptcy or receivership), the QSPE must meet the significant limitations on it’s activities and the transferor can not maintain effective control of the transferred assets. In order to determine if the loans have been isolated, GreenPoint obtains an opinion of legal counsel. The opinion must state that the transaction is a sale and that the assets transferred would not be consolidated with the transferor’s other assets in the event of a bankruptcy or receivership. A QSPE is exempt from being consolidated in the financial statements of a transferor or its affiliates under SFAS 140.

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

Representations and Warranties

In the normal course of business, GreenPoint may be required to repurchase a previously sold mortgage if certain deficiencies exist in the loan documentation. GreenPoint has established a liability for losses it estimates might be incurred (“the representation and warranty liability”). This liability is included in the Consolidated Statements of Financial Condition under other liabilities.

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

GreenPoint classifies these retained interests in securitizations as available for sale and carries these securities at fair value. To obtain fair values quoted market prices are used if available. Since market quotes are generally not available for retained interests, GreenPoint generally estimates fair value by using modeling techniques to determine the present value of future cash flows using assumptions of prepayments, defaults, loss severity rates, future interest rates and discount rates. These assumptions are based on GreenPoint’s management’s best estimates of what market participants would use for similar assets and liabilities.

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

If GreenPoint determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the reduction of the valuation allowance may be recorded as an increase to servicing income. However, if GreenPoint determines that an impairment for a stratum is other-than-temporary, the value of the servicing asset and any related valuation allowance is written down.

Goodwill

Goodwill represents the excess of cost over fair value of assets of businesses acquired. The goodwill reported on the Consolidated Statements of Financial Condition arose from the 1995 acquisition of the New York Branches of Home Savings of America. In December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. As a result of this decision, management determined that the goodwill relating to the 1998 acquisition of the manufactured housing finance business of BankAmerica Housing Services (“BAHS”) was impaired and the remaining carrying value was written off.

In accordance with the adoption on January 1, 2002 of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), GreenPoint ceased the amortization of goodwill. Since that date, the Company is required to test goodwill annually for impairment. The test allocates goodwill to the Company’s reporting units and compares the fair value of a reporting unit with its carrying amount, which includes goodwill. Impairment does not exist if the fair value of a reporting unit exceeds its carrying amount.

The goodwill shown on the Consolidated Statements of Financial Condition is attributable to the retail-banking segment and is carried at its January 1, 2002 book value of $395 million. Based on GreenPoint’s testing of the retail-banking segment, no goodwill impairment was recognized in either 2003 or 2002.

Stock-Based Compensation Plans

Deferred compensation for stock award plans are recorded as a reduction of stockholders’ equity and are calculated as the cost of the shares purchased by the Bank and contributed to the plan. Compensation expense is recognized over the vesting period of actual stock awards based upon the fair value of shares at the award date.

Compensation expense for the Employee Stock Ownership Plan and Trust (“ESOP”) is recognized for the number of shares allocated to ESOP participants, as they are committed to be released. The difference between the fair value of the shares allocated and the cost of the shares to the ESOP is charged or credited to additional paid-in capital.

The Company adopted the disclosure approach under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Under these standards the Company discloses in the notes to the financial statements the pro forma effects on net income and earnings per share, determined as if the fair value-based method had been applied in measuring compensation cost. The Company continues to apply Accounting Principal Board Statement No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its plans. Under APB 25, the Company has not recognized any costs related to its stock option plans since the options granted under these plans have an exercise price equal to the market value of the Company’s common stock on the grant date.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation.

	Quarter Ended March 31,
(In millions)	2004	2003

Net income as reported	$112.6	$127.2
Deduct: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	(2.3)	(2.3)
Proforma net income	$110.3	$124.9

Earnings per share:
Basic – as reported	$0.96	$1.00
Basic – pro forma	$0.95	$0.98
Diluted – as reported	$0.94	$0.98
Diluted – pro forma	$0.92	$0.97

NOTE 2                                                    Agreement and Plan of Merger

On February 16, 2004, an Agreement and Plan of Merger dated February 15, 2004 by and between North Fork Bancorporation, Inc. (“North Fork”) and GreenPoint was announced. The agreement provides that North Fork will acquire GreenPoint in an all stock transaction. Under the terms of the agreement, in a tax-free exchange of shares, GreenPoint shareholders will receive a fixed exchange ratio of 1.0514 shares of North Fork common stock for each GreenPoint share held upon consummation of the acquisition.

The agreement has been approved unanimously by the Boards of Directors of both companies and is subject to all required regulatory approvals, approval by shareholders of both companies and other customary conditions. The agreement establishes a reciprocal termination fee of $250 million and is expected to be completed in the third quarter of 2004.

NOTE 3                                                    Loans Receivable

The Company’s loans receivable held for sale balances are summarized as follows:

(In millions)	March 31, 2004	Dec. 31, 2003
Conventional first mortgage loans:
Residential one-to four-family	$3,720	$4,036
Commercial property	54	93
Second mortgage and home equity loans	778	589
Other	1	1
Total loans receivable held for sale	4,553	4,719
Net deferred loan origination costs	48	45
Loans receivable held for sale, net	$4,601	$4,764

The Company’s loans receivable held for investment balances are summarized as follows:

(In millions)	March 31, 2004	Dec. 31, 2003
Conventional first mortgage loans:
Residential one-to four-family	$8,406	$8,289
Residential multi-family	198	217
Commercial property	1,170	1,029
Second mortgage and home equity loans	290	301
Manufactured housing loans	51	55
Other	25	25
Total loans receivable held for investment	10,140	9,916
Net deferred loan origination costs and purchase premium	50	47
Allowance for loan losses	(78)	(78)
Loans receivable held for investment, net	$10,112	$9,885

NOTE 4                                                    Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale at March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$51	$—	$(1)	$50
Agency notes	172	1	(4)	169
Mortgage-backed securities	431	8	(1)	438
Collateralized mortgage obligations	5,728	24	(22)	5,730
Trust certificates collateralized by GNMA securities	2	—	—	2
Corporate bonds	149	2	(1)	150
Municipal bonds	36	3	—	39
Equity securities	330	4	(17)	317
Total securities available for sale	$6,899	$42	$(46)	$6,895

	December 31, 2003
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$101	$—	$(4)	$97
Agency notes	240	—	(5)	235
Mortgage-backed securities	581	9	(5)	585
Collateralized mortgage obligations	4,912	8	(44)	4,876
Trust certificates collateralized by GNMA securities	2	—	—	2
Corporate bonds	149	1	(3)	147
Municipal bonds	46	3	—	49
Equity securities	278	2	(17)	263
Total securities available for sale	$6,309	$23	$(78)	$6,254

The following is a summary of the fair value of securities with unrealized losses and identification, by security type, of those unrealized losses that have been in place for less than twelve months and for twelve months or more:

	At March 31, 2004
	Less Than 12 Months		12 Months of More		Total
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$50	$1	$—	$—	$50	$1
Agency notes	169	4	—	—	169	4
Mortgage-backed securities	438	1	—	—	438	1
Collateralized mortgage obligations	5,161	19	569	3	5,730	22
Trust certificates collateralized by GNMA securities	—	—	2	—	2	—
Corporate bonds	95	—	55	1	150	1
Municipal bonds	39	—	—	—	39	—
Equity securities	248	13	69	4	317	17
Total	$6,200	$38	$695	$8	$6,895	$46

	At December 31, 2003
	Less Than 12 Months		12 Months of More		Total
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$97	$4	$—	$—	$97	$4
Agency notes	235	5	—	—	235	5
Mortgage-backed securities	585	5	—	—	585	5
Collateralized mortgage obligations	4,792	43	84	1	4,876	44
Trust certificates collateralized by GNMA securities	2	—	—	—	2	—
Corporate bonds	74	1	73	2	147	3
Municipal bonds	—	—	49	—	49	—
Equity securities	174	10	89	7	263	17
Total	$5,959	$68	$295	$10	$6,254	$78

The unrealized losses in the portfolio resulted from changes in market interest rates and not from a deterioration in the creditworthiness of the issuer. At March 31, 2004 there were 154 positions in the portfolio with an unrealized loss.

NOTE 5                                                    Mortgage Recourse Arrangements, Retained Interests in Securitizations and Servicing Assets

The following describes the balances associated with recourse arrangements, the balances and activity in the corresponding retained interests, the balances and activity in servicing assets and the economic assumptions used in valuing the retained interests and servicing assets of mortgage loans. The discussion of manufactured housing recourse and servicing assets is discussed in Note 10.

Recourse Arrangements

GreenPoint sells loans in the secondary market either through whole loan sales or by securitization.  Generally the credit risk associated with those loans is transferred to the buyer. GreenPoint retains recourse on such sales. In whole loan sales the recourse is limited to documentation representations and warranties and in securitizations the recourse is limited to the amount of credit enhancement GreenPoint contributes to the particular transaction. The investors and the securitization trusts have no recourse to GreenPoint’s other assets for failure of debtors to pay when due except for the limited recourse described herein.

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

The following table shows the principal balances of mortgage loans and amounts of maximum recourse to GreenPoint for securitizations and risk-share sales:

(In millions)	March 31, 2004	Dec. 31, 2003
Mortgage securitizations:
Principal balance	$416	$458
Maximum recourse (1)	51	48
Mortgage risk-share sales:
Principal balance	147	170
Maximum recourse (2)	144	166

(1)       Represents the sum of all mortgage retained interests on the balance sheet.

(2)       The recourse arrangements under the mortgage sale transactions represent a risk sharing arrangement in which GreenPoint has transferred the first 2% of losses to the purchaser. GreenPoint maintains a liability of $1 million to cover expected losses from this arrangement.

The following represents quantitative information about delinquencies on loans securitized and loans sold under risk-sharing arrangements:

	March 31, 2004		December 31, 2003
(In millions)	Securitized	Sold	Securitized	Sold
Principal balance of loans	$416	$147	$458	$170
Principal balance of loans 90 days or more past due	12	24	14	26

Balances and Changes in Retained Interests

The assets recognized as retained interests in mortgage securitizations include interest-only strips, transferor interests, demand notes and subordinated certificates. These retained interests represent the maximum amount of loss GreenPoint can incur in its mortgage securitizations. The activity in retained interests in mortgage securitizations is summarized as follows:

	At and for the Quarter Ended March 31,
(In millions)	2004	2003
Retained Interests in Securitizations:
Balance at beginning of period	$48	$104
Additions from securitizations	—	—
Interest and other income	1	2
Cash advanced (received)	2	(6)
Cleanup call exercise	—	(23)
Change in unrealized gain	1	(1)
Change in subordinated certificates	(1)	—
Change in valuation of retained interests	—	(1)
Balance at end of period	$51	$75

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests.

Valuation Assumptions

There were no new securitizations recorded during the quarter ended March 31, 2004. The key economic assumptions used in estimating the fair value of the entire portfolio of mortgage retained interests at March 31, 2004 and December 31, 2003 were as follows:

	Estimate of Fair Value at
	March 31, 2004	Dec. 31, 2003
Weighted average life (in years)	0.7	0.7
Weighted average prepayment rate	58.2%	59.7%
Weighted average loss rate	3.6%	3.2%
Cumulative loss (1)	2.5%	2.2%
Asset cash flows discounted at	8.1%	8.0%

(1)       Remaining estimated net losses divided by outstanding principal balance.

Representations and Warranties

A majority of GreenPoint’s loan sales are done as whole loan sales. GreenPoint makes certain representations and warranties, which permit the investor to return the mortgage loan to the originator if deficiencies exist in the loan documentation. This is a common practice in the mortgage secondary markets. GreenPoint maintains a liability for such potential indemnifications and repurchases. The following table summarizes the activity in that liability and the amount of losses incurred by GreenPoint on such repurchases:

	At and for the Quarter Ended March 31,
(In millions)	2004	2003
Balance at beginning of period	$61	$32
Provision charged to income (1)	11	12
Losses	(6)	(9)
Balance at end of period	$66	$35

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

The activity in mortgage servicing assets is summarized as follows:

	At and for the Quarter Ended March 31,
(In millions)	2004	2003
Servicing assets
Balance at beginning of period	$203	$112
Additions	45	20
Sales	(1)	(20)
Amortization	(15)	(7)
Balance at end of period	232	105
Reserve for impairment of servicing assets
Balance at beginning of period	(27)	(27)
Additional (impairment) recovery	(10)	1
Balance at end of period	(37)	(26)
Servicing assets, net	$195	$79

The estimated fair values of mortgage servicing assets were $196 million and $82 million at March 31, 2004 and 2003, respectively and $177 million at December 31, 2003.

Servicer advances receivable totaled $90 million and $62 million at March 31, 2004 and 2003, respectively and $79 million at December 31, 2003.

The significant assumptions used in estimating the fair value of the servicing assets at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	Dec. 31, 2003
Weighted average prepayment rate	28.6%	30.5%
Weighted average life (in years)	3.7	4.2
Cash flows discounted at	10.4%	10.3%

NOTE 6                                                    Derivative Financial Instruments

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie Mae and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $3.3 billion and $2.6 billion at March 31, 2004 and December 31, 2003, respectively. The forward delivery commitments designated as fair value hedges associated with mortgage loans had notional values of $2.0 billion and $2.2 billion at March 31, 2004 and December 31, 2003, respectively. The notional amounts of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments on mortgage loans were $1.3 billion and $494 million at March 31, 2004 and December 31, 2003, respectively. The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the quarter ended March 31, 2004 and 2003:

	For the Quarter Ended March 31,
(In millions)	2004	2003
Gain (loss) on hedged asset or liability	$18	$15
Gain (loss) on derivatives	(16)	(13)
Hedge ineffectiveness	$2	$2

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

The risks inherent in derivatives are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the fair values of the contracts due to movements in the underlying interest rates. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. At March 31, 2004 and December 31, 2003 the receivable on contracts with a positive fair value was $6 million and $3 million, respectively. To reduce credit risk, management may deem it necessary to obtain collateral.

NOTE 7                                                    Pension Plan and Other Employee Benefits

The Company maintains a noncontributory, qualified, defined benefit pension plan (the “Pension Plan”) covering substantially all employees who have completed one year of service. The funding of the Pension Plan is actuarially determined on an annual basis.

The Company also provides a comprehensive medical plan for certain current and future retirees and certain of their spouses until they become eligible for Medicare and a Medicare Supplemental Plan once they become eligible for Medicare. The plan was amended effective March 1, 1998 to provide different benefit and eligibility provisions to employees who retire after that date. The Company also offers life insurance to certain current and future retirees. Benefits are funded on a pay-as-you-go basis and there are no plan assets to pre-fund the liability. Currently, the company expects to make a post-retirement contribution in 2004 of less than one million.

The following tables set forth the components of net periodic benefit cost for the periods ended March 31, 2004 and 2003. An actuarial analysis of plan assets and benefit obligations is completed as of September 30th of each year.

	Pension Benefits		Postretirement Benefits
	Quarter Ended March 31,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$1.1	$1.0	$0.2	$0.2
Interest cost	0.8	0.7	0.3	0.2
Expected return on plan assets	0.9	(0.7)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)
Recognized actuarial gain	—	—	—	—
Curtailment	—	—	—	—
Net periodic benefit cost	$1.0	$1.1	$0.4	$0.3

NOTE 8                                                    Stock Incentive Plans

For the three months ended March 31, 2004, the Company granted options to purchase 1,933,750 shares of the Company’s common stock to certain officers and directors, at an exercise price of $37.95. These awards vest at various intervals over three years, on the anniversary dates of the awards.

NOTE 9                                                    Discontinued Operations

In December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. GreenPoint’s consolidated statements of income have been presented to reflect the manufactured housing lending business as a discontinued operation. Accordingly, the income and expenses relating to the manufactured housing business are reported as “discontinued operations” in the consolidated statements of income. In conjunction with this plan, GreenPoint honored previously existing loan commitments to fund approved loans, but did not approve or process any new loan applications subsequent to the announcement to discontinue the business. GreenPoint continues to service a portfolio of manufactured housing loans and will proceed with the orderly liquidation of the business in conjunction with its existing servicing commitments. See Note 10 for a further description of the valuation of retained interests associated with the discontinued operations.

The assets and liabilities from discontinued operations at March 31, 2004 and December 31, 2003 were as follows:

(In millions)	March 31, 2004	Dec. 31, 2003
Assets:
Cash, cash equivalents and securities	$35	$37
Retained interests in securitizations	1	1
Loans receivable:
Loans receivable held for investment	51	55
Deferred loan fees and unearned discount	—	(1)
Allowance for loan losses	(3)	(3)
Loans receivable held for investment, net	48	51
Servicing assets	7	7
Deferred tax assets	114	117
Intercompany receivable	26	25
Other assets	129	134
Total assets	$360	$372
Liabilities:
Liability under recourse exposure	$207	$225
Other liabilities	62	69
Allocated capital	91	78
Total liabilities and equity	$360	$372

The deferred tax asset represents the tax receivable associated with the write-down to the carrying value of certain assets of the discontinued business. A portion of the recorded loss (primarily goodwill) was not currently deductible for tax purposes and will be amortized on a straight-line basis through 2011.

Other assets include premises and equipment, servicer advances, intercompany receivables and other operating receivables associated with the servicing operation. Other liabilities represent balances due to investors and surety providers and accrued expenses incurred in the normal course of the discontinued operation. Allocated equity represents the balance of equity capital allocated to the discontinued business under the Company’s equity allocation formula.

The net income of $0.1 million and $0.3 million reported for the quarters ended March 31, 2004 and 2003, respectively, represents the difference between the projected results and the actual results of the discontinued business.

The Bank has used interest rate swaps for specific manufactured housing securitizations. These swaps are recorded at fair value. The combined notional value of these swaps was $511 million and $533 million at March 31, 2004 and December 31, 2003, respectively.

NOTE 10                                             Manufactured Housing Recourse Arrangements, Retained Interests in Securitizations and Servicing Assets

In December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. Although it exited the manufactured housing lending business, GreenPoint continues to service existing loans. Such commitments expose GreenPoint to losses on or from securitizations and loan sales. The investors and the securitization trusts have no recourse to GreenPoint’s other assets for failure of debtors to pay when due except for the recourse described herein. The following describes the balances associated with recourse arrangements, the balances and activity in the corresponding retained interests, the balances and activity in servicing assets and the economic assumptions used in valuing the retained interests and servicing assets.

Recourse Arrangements

The following table summarizes the principal balances of manufactured housing loans securitized and sold, the maximum recourse to GreenPoint on those loans and the liability recorded for such recourse.

(In millions)	March 31, 2004	Dec. 31, 2003
Manufactured housing securitizations:
Principal balance	$3,499	$3,623
Maximum recourse (1)	522	538
Recorded liability	200	217
Manufactured housing sales:
Principal balance	211	218
Maximum recourse	211	218
Recorded liability	7	8

(1)       A portion of the securitization maximum exposure is a retained interest asset. As of March 31, 2004 and December 31, 2003 the manufactured housing retained interest asset was $1 million for both periods.

GreenPoint’s manufactured housing securitization exposure lies in a corporate guarantee issued with each securitization in the form of a letter of credit to indemnify a limited amount of losses to the investors. The following table summarizes those letters of credit and the amount of draws GreenPoint expects.

(In millions)	March 31, 2004	Dec. 31, 2003
Letters of credit outstanding	$521	$537
Projected letter of credit draws	(219)	(239)
Unreserved exposure	$302	$298

GreenPoint’s liability under recourse exposure for manufactured housing securitizations represents the present value of the projected letter of credit draws. Of the $3.5 billion of securitized loans outstanding there are five securitizations totaling $1.4 billion, with $68 million in letters of credit remaining, in which GreenPoint’s recorded liability is equal to its remaining exposure under those letters of credit.

Under certain securitizations, GreenPoint is committed to exercise its optional termination right and retire such transactions when the underlying loans total 10% of the original loan balance. Loans to be repurchased under this commitment total $376 million and the projected financial statement impact is included in the operating results of the discontinued business.

Pursuant to GreenPoint’s letter of credit agreements associated with its manufactured housing securitizations, the announcement of a change in control, more fully described in Note 2, may require GreenPoint to fully fund its remaining obligations under its outstanding letters of credit. If required, the funding would result in a payment of approximately $521 million into the securitization trusts. The funds remaining in the trusts would be returned to GreenPoint upon maturity of each securitization agreement. Although a final assessment of the impact will be determined by the timing, structure, and dollar amount of the fundings, the event is not expected to have a material impact on the Company’s financial position.

The following presents quantitative information about delinquencies on loans sold with recourse:

	March 31, 2004		December 31, 2003
(In millions)	Securitized	Sold	Securitized	Sold
Principal balance of loans	$3,499	$211	$3,623	$218
Principal balance of loans 90 days or more past due (1)	161	1	191	2

(1)       Manufactured housing past due loans include repossessed inventory.

Balances and Changes in Retained Interests

The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the Quarter Ended March 31,
(In millions)	2004	2003
Liability for Recourse Exposure:
Balance at beginning of period	$225	$300
Interest expense	3	5
Letter of credit draws and other charges	(17)	(17)
Letter of credit pre-funding	—	—
Change in valuation of retained interests	(4)	1
Balance at end of period	$207	$289

On a quarterly basis, GreenPoint reviews the liability for recourse exposure on manufactured housing securitizations based on management’s best estimate of future cash flows associated with the corporate guarantees.

	At and for the Quarter Ended March 31,
(In millions)	2004	2003
Retained Interests in Securitizations:
Balance at beginning of period	$1	$4
Letter of credit pre-funding	—	—
Interest and other income	—	—
Cash received	—	—
Change in unrealized gain	—	—
Change in valuation of retained interests	—	(1)
Balance at end of period	$1	$3

Valuation Assumptions

The key economic assumptions used in estimating the fair value of the entire portfolio of manufactured housing retained interests, both assets and liabilities, at March 31, 2004 and December 31, 2003 were as follows:

	Estimate of Fair Value at
	March 31, 2004	Dec. 31, 2003
Weighted average life (in years)	5.4	5.4
Weighted average prepayment rate (1)	5.9%	5.9%
Weighted average default rate	6.0%	6.1%
Loss severity rate	92.0%	90.5%
Weighted average loss rate	5.5%	5.5%
Cumulative loss (2)	29.7%	29.7%
Asset cash flows discounted at	14.0%	14.0%
Liability cash flows discounted at	6.6%	6.6%

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

The activity in manufactured housing servicing assets is summarized as follows:

	At and for the Quarter Ended March 31,
(In millions)	2004	2003
Servicing assets
Balance at beginning of period	$35	$101
Additions	—	—
Sales	—	—
Amortization	1	(2)
Balance at end of period	36	99
Reserve for impairment of servicing assets
Balance at beginning of period	(28)	(69)
Additions	(1)	—
Balance at end of period	(29)	(69)
Servicing assets, net	$7	$30

The estimated fair values of manufactured housing servicing assets were $15 million and $38 million at March 31, 2004 and 2003, respectively and $16 million at December 31, 2003.

Manufactured housing servicer advances receivable totaled $37 million at March 31, 2004 and 2003 and $39 million at December 31, 2003.

The significant assumptions used in estimating the fair value of manufactured housing servicing assets at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	Dec. 31, 2003
Weighted average prepayment rate (1)	6.6%	6.6%
Weighted average life (in years)	5.2	5.3
Weighted average default rate	5.0%	5.1%
Cash flows discounted at	14.0%	14.0%

(1)       Excludes weighted average default rate.

NOTE 11                                             Loan Commitments and Contingencies

In the normal course of business, there are various outstanding loan commitments and contingent liabilities that have not been reflected in the consolidated financial statements. In addition, in the normal course of business, there are various other outstanding legal and administrative proceedings. In the opinion of management, after consultation with legal counsel, the financial position and results of operations of the Company will not be affected materially as a result of such loan commitments and contingent liabilities or by the outcome of such legal or administrative proceedings.

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

Loan Commitments

At March 31, 2004 and December 31, 2003, the Company had an outstanding pipeline of mortgage loans of approximately, $9.4 billion and $7.0 billion, respectively. This pipeline represents applications received, but not yet funded and is therefore the maximum amount of the Company’s origination commitments. Of this amount, at March 31 2004 approved applications totaled approximately $5.3 billion.

The Company is contractually committed to fund the undrawn portion of home equity lines of credit (HELOC’s), which it has originated. The commitment extends to HELOC’s, which are currently held by the Company, and HELOC’s securitized by the Company. As of March 31, 2004, the company is primarily responsible to fund undrawn HELOC’s of approximately $389 million.

Guarantees

Under agreements with a third party, the Company has guaranteed a portion of the third party’s secured lending arrangements. As of March 31, 2004, the total potential commitment under this guarantee totaled approximately $40 million. This guarantee would require payment by the company only if the third party’s were to default on payment of this borrowing. Management believes the likelihood a material payment will be required under this guarantee is remote.

NOTE 12                                             Business Segments

The Company has identified three domestic business segments. The predominant factor by which each segment is organized is the unique products and services they offer. The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies”. The Mortgage Banking segment originates, sells and services mortgage loans with a specialization in Alt A and NoDoc mortgage loan products. The Retail Banking segment consists of 90 full service banking offices offering a variety of financial services to the Greater New York area. The balance sheet management segment includes earnings from the held for investment mortgage portfolios and other corporate investment activities.

Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment. Credit losses are charged to asset management segment in an amount equal to net charge-offs. The expenses relating to administrative units of the Company such as executive, finance and audit are not allocated to individual operating segments and are identified in the “other” column. The “other” column also includes intercompany eliminations. The management of the Company evaluates the performance of each business segment based on income before income taxes.

The following table sets forth information by business segment:

	Quarter Ended March 31, 2004
(In millions)	Balance Sheet Management(1)	Retail Banking		Sub-total Banking	Mortgage Banking(5)	Segment Totals	Other(4)	Consolidated Continuing Operations
Net interest income	$83.6	$55.3		$138.9	$35.8	$174.7	$—	$174.7
Provision for loan losses	(1.3)	—		(1.3)	—	(1.3)	—	(1.3)
Net interest income after provision for loan losses	82.3	55.3		137.6	35.8	173.4	—	173.4
Non-interest income:
Loan servicing fees	—	—		—	(11.6)	(11.6)	5.7	(5.9)
Banking fees and commissions	—	22.4		22.4	—	22.4	—	22.4
Other income	4.2	0.3		4.5	2.4	6.9	—	6.9
Net gain on sale of loans	—	—		—	132.9	132.9	(12.2)	120.7
Change in valuation of retained interests	—	—		—	(0.4)	(0.4)	—	(0.4)
Net gain on sale of securities	0.5	—		0.5	—	0.5	—	0.5
Total non-interest income	4.7	22.7		27.4	123.3	150.7	(6.5)	144.2
Non-interest expense:
Depreciation	—	3.1		3.1	4.9	8.0	1.6	9.6
ESOP and stock plans expense	—	1.7		1.7	5.4	7.1	1.8	8.9
Other expenses	0.5	34.8		35.3	56.0	91.3	24.7	116.0
Total non-interest expense	0.5	39.6		40.1	66.3	106.4	28.1	134.5
Segment income (loss) before taxes	$86.5	$38.4		$124.9	$92.8	$217.7	$(34.6)	$183.1
Total Assets	$17,020	$521	(2)	$17,541	$5,097	$22,638	$1,205 (3)	$23,843

	Quarter Ended March 31, 2003
(In millions)	Balance Sheet Management(1)	Retail Banking		Sub-total Banking	Mortgage Banking(5)	Segment Totals	Other(4)	Consolidated Continuing Operations
Net interest income	$66.8	$58.8		$125.6	$49.2	$174.8	$—	$174.8
Provision for loan losses	(0.3)	—		(0.3)	—	(0.3)	—	(0.3)
Net interest income after provision for loan losses	66.5	58.8		125.3	49.2	174.5	—	174.5
Non-interest income:
Loan servicing fees	—	—		—	1.5	1.5	4.3	5.8
Banking fees and commissions	—	14.5		14.5	—	14.5	—	14.5
Other income	4.1	—		4.1	(0.7)	3.4	—	3.4
Net gain on sale of loans	—	—		—	139.0	139.0	(14.7)	124.3
Change in valuation of retained interests	—	—		—	(0.7)	(0.7)	—	(0.7)
Net gain on sale of securities	1.2	—		1.2	—	1.2	—	1.2
Total non-interest income	5.3	14.5		19.8	139.1	158.9	(10.4)	148.5
Non-interest expense:
Depreciation	—	2.3		2.3	3.8	6.1	1.4	7.5
ESOP and stock plans expense	—	1.5		1.5	3.6	5.1	1.0	6.1
Other expenses	0.3	30.0		30.3	57.9	88.2	19.0	107.2
Total non-interest expense	0.3	33.8		34.1	65.3	99.4	21.4	120.8
Segment income (loss) before taxes	$71.5	$39.5		$111.0	$123.0	$234.0	$(31.8)	$202.2
Total Assets	$16,083	$490	(2)	$16,573	$5,462	$22,035	$364 (3)	$22,399

(1)       Balance Sheet Management segment largely consists of the mortgage portfolio, MBS and investment securities.

(2)       Retail Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $12.6 billion and $12.2 billion for the quarter ended March 31, 2004 and 2003, respectively.

(3)       Includes the assets of the discontinued business segment.

(4)       Other includes intercompany eliminations and unallocated administrative expenses.

(5)       Intersegment revenues, in the mortgage banking segment, for the quarter ended March 31, 2004 and 2003 were $6.5 million and $10.4 million.

NOTE 13                                             Earnings Per Share

The Company’s reconciliation of the income and shares used in the basic and diluted EPS computations is summarized as follows:

	Quarter Ended March 31,
(In millions, except per share amounts)	2004	2003

Net income from continuing operations	$112.5	$126.9
Net income from discontinued operations	0.1	0.3
Net income	$112.6	$127.2

Weighted average number of common shares outstanding during each period – basic	116,699,000	127,047,000
Effect of dilutive securities – stock options	3,157,000	2,280,000
Weighted average number of common shares and common stock equivalents outstanding during each period – diluted	119,856,000	129,327,000

Basic earnings per share:
Net income from continuing operations	$0.96	$1.00
Net income from discontinued operations	—	—
Net income	$0.96	$1.00

Diluted earnings per share:
Net income from continuing operations	$0.94	$0.98
Net income from discontinued operations	—	—
Net income	$0.94	$0.98

(1)       All options to purchase shares of common stock were included in the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of the common shares for the quarter ended March 31, 2004.

(2)       Options to purchase 1,407,200 shares of common stock at prices between $30.52 and $33.40 per share were outstanding at March 31, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the quarter ended March 31, 2003.

GreenPoint Financial Corp. and Subsidiaries

Part I – Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

	Quarter Ended
(Dollars in millions, except per share data)	March 31, 2004		Dec. 31, 2003		Sept. 30, 2003		June 30, 2003		March 31, 2003
Performance Ratios – Continuing Operations (Annualized):
Return on average assets	1.98%		2.00%		1.76%		2.34%		2.40%
Return on average equity	23.95		25.07		21.86		27.46		26.52
Net interest margin	3.30		3.19		2.84		3.23		3.51
Net interest spread	3.21		3.09		2.73		3.11		3.37
General and administrative expense to average assets	2.36		2.08		2.26		2.24		2.28
Total non-interest expense to operating revenue	31.3		28.2		31.4		27.3		27.0
Efficiency ratio (1)	42.2		39.2		44.3		37.5		37.3
Average interest-earning assets to average interest-bearing liabilities	1.05	x	1.05	x	1.05	x	1.05	x	1.06	x

Per Share Data:
Basic earnings per share – continuing operations	$0.96		$1.00		$0.84		$1.05		$1.00
Diluted earnings per share – continuing operations	0.94		0.98		0.82		1.03		0.98
Book value per common share	16.24		15.46		15.17		15.35		15.00
Tangible book value per common share	12.95		12.14		11.91		12.19		11.89
Dividends per share	0.30		0.24		0.24		0.21		0.21
Shares used in calculations (in thousands):
Average (2)	119,856		119,897		123,253		126,035		129,327
Period-end (3)	119,941		118,885		121,351		125,011		126,879
Total shares outstanding (shares issued less treasury stock purchased)	131,722		131,897		134,404		138,110		140,541

Asset Quality Ratios – continuing operations:
Non-accruing loans held for investment to mortgage loans held for investment	1.44%		1.60%		1.72%		1.62%		1.67%
Non-accruing loans held for sale to mortgage loans held for sale	1.99		2.15		1.60		1.60		1.87
Non-performing assets to total assets	1.10		1.24		1.22		1.18		1.23
Allowance for loan losses to non-performing loans held for investment	51.3		47.2		46.0		46.0		46.4
Allowance for loan losses to mortgage loans held for investment	0.74		0.75		0.79		0.75		0.78
Net loan charge-off experience (annualized) to average mortgage loans held for investment	0.05		0.09		0.05		0.03		0.01
Ratio of allowance for loan losses to annualized net charge-offs	14.34	x	8.87	x	16.94	x	30.13	x	64.4	x

Capital Data:
Tier I Capital (to risk weighted assets)	11.50%		11.26%		10.96%		11.28%		11.53%
Total Risk Based Capital (to risk weighted assets)	13.02		12.81		12.47		12.79		13.08
Tier I Capital (average assets)	7.60		7.28		7.18		7.68		7.97
Tangible equity to tangible managed assets	5.91		5.75		5.71		5.89		5.87
Tangible equity to managed receivables	8.75		8.25		7.78		7.96		8.13
Purchase of treasury stock	$20		$86		$147		$113		$125

Other Data:
Mortgage loan originations	$8,211		$8,747		$9,449		$11,343		$9,328
Total managed assets (4)	26,690		25,982		26,053		26,135		25,856
Total managed receivables (5)	17,775		17,846		18,848		19,053		18,354
Earnings to combined fixed charges and preferred stock dividends – continuing operations: (6)
Excluding interest on deposits	18.92	x	15.77	x	13.25	x	19.66	x	20.67	x
Including interest on deposits	4.33	x	3.75	x	3.36	x	3.89	x	3.77	x
Full-service retail bank offices	90		90		85		85		84

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

Forward Looking Statements

This Report contains certain forward-looking statements, which are based on management’s current expectations. These forward-looking statements include information concerning possible or assumed future results of operations, trends, financial results and business plans, including those relating to earnings growth; revenue growth; origination volume in the Company’s mortgage business; interest and non-interest income levels; fees from product sales; credit performance on loans made by the Company; tangible capital generation; margins on sales or securitizations of loans; market share; expense levels; results from new business initiatives in both the retail banking and mortgage businesses; and other business operations and strategies. For these statements, GreenPoint claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 to the extent provided by applicable law. Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to: prevailing economic conditions; changes in interest rates, loan demand, real estate values, and competition, which can materially affect origination levels, interest and non-interest income levels, gain on sale results in the Company’s mortgage business and other aspects of our financial performance; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio, sold in the whole loan secondary markets or securitized, which can materially affect charge-off levels, required loan loss and representation and warranty reserve levels, and the Company’s periodic valuation of its retained interests from securitizations; changes in accounting principles, policies, and guidelines; adverse changes or conditions in capital or financial markets, which can adversely affect the ability of the Company to sell or securitize loan originations on a timely basis or at prices which are acceptable to the Company, as well as other aspects of our financial performance; actions by rating agencies and the affects of these actions on the Company’s businesses, operations and funding requirements; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues, whether of general applicability or specific to the Company and its subsidiaries; other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products and services; and the risk factors or other uncertainties described from time to time in the Company’s filings with the Securities and Exchange Commission, including the Risk Factors section included in the Annual Report on Form 10-K filed on March 10, 2004 on page 9. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

GreenPoint Financial Corp. (the “Corporation”, “Company” or “GreenPoint”), a $24 billion asset bank holding company, consists of two primary businesses — a New York retail bank and a national mortgage business. The retail bank is a New York State chartered savings bank and is the second largest thrift depository in the Greater New York area with $13 billion in deposits in 90 branches serving more than 475,000 households. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, originates a wide variety of exclusively “A” quality loans. This includes agency qualifying loans and Jumbo A loans, and GreenPoint’s specialty Alternative A mortgages.

Overview Of First Quarter 2004 Financial Results

•                  As described more fully in Note 2 of the Consolidated Financial Statements, on February 16, 2004 an Agreement and Plan of Merger between North Fork and GreenPoint was announced.

•                  Net income from continuing operations for the first quarter of 2004 was $0.94 per diluted share, or $113 million, a decrease of 4% compared to the first quarter of 2003.

•                  Retail banking initiatives maintained the strong momentum established during 2003. Core deposits grew 18% over the first quarter of 2003 and banking fee income increased 54%.

•                  Total mortgage loan originations for the first quarter of 2004 were $8.2 billion, a decrease of 12% from the $9.3 billion originated during the first quarter of 2003. Applications received increased 24% over the fourth quarter of 2003 reflecting sharply lower interest rates during much of the first quarter versus the fourth quarter of 2003.

•                  Mortgage sales and securitizations totaled $7.1 billion resulting in realized gains of $121 million, compared with sales and securitizations of $8.8 billion and a gain of $124 million in the comparative quarter a year ago.

•                  The average margin earned on loan sales was 169 basis points, up from 132 basis points in the fourth quarter of 2003 and 141 basis points in the year ago quarter.

•                  Asset quality in the mortgage portfolio remained very strong as mortgage loan charge-offs of $1.3 million represented just 5 basis points (on an annualized basis) of the mortgage loans held for investment portfolio.

•                  Net interest income was $174.7 in the first quarter, flat versus the $174.8 in the year ago period. The net interest margin expanded 11 basis points to 3.30% from 3.19% in the fourth quarter of 2003. Net interest margin for the first quarter of 2003 was 3.51%.

•                  GreenPoint continued to maintain a strong capital position with a leverage ratio of 7.60%, a Tier 1 risk-based ratio of 11.50% and a total risk-based capital ratio of 13.02%.

•                  Net income from the discontinued manufactured housing business was $0.1 million, reflecting performance in line with the expectations established when the business was discontinued.

Business Segment Results

The Company consists of two primary continuing businesses – a banking business and a mortgage business. The banking business includes the results of the retail banking segment and a balance sheet management segment. The Company evaluates the performance of its business segments based on income before income taxes. The accounting policies of the segments are the same as described in Note 1 “Summary of Significant Accounting Policies”. However, the preparation of business line results requires management to establish methodologies to allocate funding costs (charges) and benefits (credits), expenses and other financial elements to each line of business as described below. These internal transfers are eliminated in the “Other” segment as shown in the accompanying table.

The Retail Banking unit consists of 90 full service banking offices serving the Greater New York area. The Retail Bank attracts deposits within its market area by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Retail Bank generates banking fees such as ATM service charges, debit card fees, NSF service charges, overdraft fees, monthly maintenance charges, safe deposit rental fees, official check fees and check replacement fees as well as income from annuity and insurance sales commissions. The Retail Bank also generates net interest income via the internal transfer of deposits to the Balance Sheet Management unit for which the Retail Bank unit receives credit (“interest income”) based on the anticipated length of time that an average deposit is expected to remain with the bank using market rates to calculate the credits. Expenses under the direct control of the Retail Bank and allocated expenses such as benefits, ESOP and occupancy are incurred by the unit.

The Balance Sheet Management Segment is responsible for developing and maintaining the majority of the Company’s interest earning asset portfolio. This includes the held for investment mortgage portfolio, mortgage-backed securities and other investments. Balance Sheet Management is also responsible for the interest expense on GreenPoint’s borrowings and debt, and interest expense on intercompany borrowings. Balance Sheet Management is charged for the deposits it receives by means of a matched funds transfer pricing system. Credit losses are charged to the Balance Sheet Management Segment in an amount equal to net charge-offs. Expenses under the direct control of the unit and allocated expenses such as benefits, ESOP and occupancy are incurred by the unit.

The Mortgage Banking segment specializes in originating “A” quality loans, including agency qualifying loans and Jumbo A loans, Alternative A mortgage loans, and home equity products. The loans are originated in the national market primarily through the Company’s network of registered mortgage brokers, but also through correspondent lenders and in-house mortgage brokers. The Mortgage Bank sells the majority of its loans to the secondary market generating gain on sale of loan income, and also transfers a portion of its loans to Balance Sheet Management recording internal gain on sale of loan income. The Mortgage Bank also generates revenue from the servicing of loans both in externally owned portfolios as well as the Balance Sheet Management portfolio from which it receives internal fee income. The remaining source of revenue for the Mortgage Bank is derived from interest earned on loans pending sale. To fund its balance sheet (largely the warehouse of loans awaiting sale and secondarily the asset value of mortgage servicing rights), the Mortgage Bank is charged interest expense on intercompany borrowing by means of a matched funds transfer pricing system.

In the segment footnote (Note 12), the “Other” column represents the elimination of the intercompany gain on sale of mortgage loans and the servicing income derived from the Balance Sheet Management Segment. The Company does not employ cost transfer methodology for support units. As such, “Other” includes the expenses from unallocated overhead units of the Company including Executive, Finance, Legal, Auditing, General Services, Corporate Communications, Information Systems, Risk Management and Human Resources.

Banking Business

	Quarter Ended March 31,
(In millions)	2004	2003
Net interest income	$138.9	$125.6
Provision for loan losses	(1.3)	(0.3)
Net interest income after provision for loan losses	137.6	125.3
Non-interest income:
Banking fees and commissions	22.4	14.5
Other income	4.5	4.1
Net gain on sale of securities	0.5	1.2
Total non-interest income	27.4	19.8
Non-interest expense	40.1	34.1
Segment income before taxes	$124.9	$111.0
Total Assets	$17,541	$16,573

The Banking Business includes the results of the Retail Banking and Balance Sheet Management segments. The Banking Business operates similar to a traditional thrift with the Retail Bank gathering low cost deposits and the Balance Sheet Management segment managing an earning asset portfolio that consists primarily of mortgage loans and mortgage backed securities. Revenue is generated in the form of net interest income and Retail Banking fee income. For the quarter ended March 31, 2004, the Banking Business earned $125 million pretax, an increase of 13% from the previous year. The increase was due largely to an increase in net interest income in the Balance Sheet Management unit as a result of a higher average balance of earning assets.

For the quarter ended March 31, 2004, the Retail Banking segment earned $38 million pretax, a decrease of 3% from the previous year. Retail Banking’s net interest income for the first quarter of 2004 was $55 million, a decrease of $4 million or 6% below the first quarter of 2003. The average balance of core deposits increased by $1.5 billion partly offset by the strategic run-off of $1.0 billion average balance of time deposits. The average spread on Retail Banking deposits declined despite a 55 basis point reduction in the cost of deposits as the rate credited to Retail Banking declined at a faster pace. Non-interest income in the Retail Banking segment was $22 million for the first quarter of 2004, an increase of 57% from the previous year. Non-interest expense of $40 million increased $6 million from 2003. The increase in both non-interest income and expense was primarily due to the Company bringing the Broker/Dealer sales of insurance and investment products in-house in 2004 and the de novo branch expansion. Previously, Retail Banking recognized net income from the Broker/Dealer business in non-interest income. For the quarter ended March 31, 2004, Retail Banking earned $6 million on insurance and investment products with $3 million of expense compared to $3 million of net income in the first quarter of 2003.

For the quarter ended March 31, 2004, the Balance Sheet Management Segment earned pre-tax net income of $87 million, an increase of $15 million or 21% over the first quarter of 2003 attributable to the increase in net interest income. Balance Sheet Management’s net interest income benefited from the effects of leveraging as the average balance of loans held for investment, mortgage-backed and investment securities increased by $314 million, $1.7 billion and $295 million, respectively. These increases were partially offset by an 67 basis point decline in the yield. The average balance of borrowings for the first quarter was $7.3 billion with an average cost of 2.85%, a decline of 30 basis points compared to the first quarter of 2003.

Mortgage Banking

	Quarter Ended March 31,

(In millions)	2004	2003
Net interest income	$35.8	$49.2
Non-interest income:
Loan servicing fees	(11.6)	1.5
Other income	2.4	(0.7)
Net gain on sale of loans	132.9	139.0
Change in valuation of retained interests	(0.4)	(0.7)
Total non-interest income	123.3	139.1
Non-interest expense	66.3	65.3
Segment income before taxes	$92.8	$123.0
Total Assets	$5,097	$5,462

For the quarter ended March 31, 2004, the Mortgage segment earned $93 million pretax, a decrease of 25% from the previous year. Mortgage Banking net interest income was $36 million in the quarter down $13 million from 2003. The lower level of net interest income resulted from a decrease in both the average balance and yield of loans-held-for-sale. The lower average balance reflected the slow down in year-over-year mortgage originations. Mortgage Banking originated $8.2 billion in loans in the quarter compared with $9.3 billion in 2003 and had sales of $7.1 billion compared to $8.8 billion in the previous year. The net gain on sale of loans income of $133 million decreased from $139 million in 2003 due to the decline in sales volume, partially offset by an increase in the average sales margin to 162 bps from 141 bps in 2003. Loan servicing fees of $(12) million decreased from $2 million in 2003 due to internal and external impairment of $16 million on the value of mortgage servicing rights recognized in the first quarter of 2004 resulting from the recent high level of loan prepayments.

Net Interest Income

Net interest income on a fully taxable-equivalent basis was $178 million for the quarter ended March 31, 2004, unchanged versus the $176 million a year ago. The net interest margin declined from 3.51% to 3.30%.

The slight increase in net interest income reflected increases in average earning assets funded by strong growth in core deposit balances. Higher average earning assets were offset by the narrower net interest margin resulting from declining interest rates during much of the previous year. Premium amortization on the held for investment mortgage portfolio and the mortgage-backed securities portfolio totaled $10 million in the first quarter of 2004 compared with $16 million a year ago.

Average interest-earning assets

Average earning assets increased by $1.5 billion, or 7% to $21.5 billion in the first quarter of 2004 from $20.0 billion a year ago. The increase reflected growth in loans held for investment and a higher balance of investment securities. Average mortgage loans held for sale decreased $769 million from the first quarter of 2003, reflecting the drop in origination volume following the rise in interest rates in late 2003. The average balance of securities increased $2.0 billion to $6.9 billion.

A decline in the level of market interest rates through much of 2003 resulted in a decline in the yield on average earning assets of 63 basis points compared to a year ago. Interest income on mortgages held for investment and held for sale decreased by a combined $32 million, or 13%, to $211 million for the quarter from $242 billion a year ago. The decrease reflects a decline in the average yield on the portfolios of 64 and 84 basis points, respectively.

Interest income on securities increased by $20 million to $73 million for the quarter from $53 million in the comparable quarter due to a higher average balance of investment securities in 2004.

Average interest-bearing liabilities

The average balance of core deposits increased from $6.7 billion to $8.2 billion. The growth in these core balances was a primary contributor to the strength of the Company’s net interest income. The average balance of savings and money market accounts increased by a combined $426 million while the average balance of demand deposit and NOW accounts increased $1.1 billion or 53%. The growth in demand and NOW deposit balances resulted from the continued success of GreenPoint’s free checking, new branching and small business banking programs. In the declining interest rate environment, the average rate paid on core deposits declined to 1.08%, from 1.42% reported in the first quarter of 2003.

The average balance of term certificates of deposit (“CD”) declined $1.0 billion. CD balances were allowed to run off, as market pricing required offering rates above those available from alternative wholesale funding sources, in order to retain balances.

The average balance of borrowed funds increased $649 million. The average rate paid on borrowed funds declined from 3.15% to 2.85% reflecting the overall decline in market interest rates.

Average Consolidated Balance Sheet, Interest and Rates – Continuing Operations

	Quarter Ended
	March 31, 2004				March 31, 2003
(Taxable-equivalent interest and rates, in millions) (1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$10,063		$155.4	6.18%	$9,749		$166.3	6.82%
Other loans (2)	25		0.5	7.09	20		0.4	7.71
Loans held for sale (2)	4,324		55.3	5.12	5,093		75.9	5.96
Securities (3)	6,884		73.0	4.24	4,835		53.3	4.42
Other interest-earning assets	243		4.3	7.15	340		4.0	4.74
Total interest-earning assets	21,539		288.5	5.36	20,037		299.9	5.99
Non-interest earning assets (4)	1,215				1,132
Total assets	$22,754				$21,169

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,548		2.1	0.54	$1,359		3.0	0.90
Demand deposits and N.O.W.	3,092		9.5	1.24	2,016		7.7	1.54
Money market and variable rate savings	3,574		10.4	1.17	3,337		12.8	1.55
Total core deposits	8,214		22.0	1.08	6,712		23.5	1.42
Wholesale money market deposits	206		0.7	1.45	41		0.1	1.49
Term certificates of deposit	4,132		26.8	2.61	5,148		39.1	3.08
Total deposits	12,552		49.5	1.59	11,901		62.7	2.14
Borrowed funds	7,314		52.5	2.85	6,665		52.7	3.15
Senior notes	355		0.9	1.01	——		——	——
Subordinated bank notes	150		3.5	9.36	150		3.5	9.36
Other long term debt	200		4.6	9.16	200		4.6	9.16
Total interest-bearing liabilities	20,571		111.0	2.15	18,916		123.5	2.62
Other liabilities (5)	305				339
Total liabilities	20,876				19,255
Stockholders’ equity	1,878				1,914
Total liabilities and stockholders’ equity	$22,754				$21,169
Net interest income/interest rate spread (6)			$177.5	3.21%			$176.4	3.37%
Net interest-earning assets/net interest margin (7)	$968			3.30%	$1,121			3.51%
Ratio of interest-earning assets to interest-earning liabilities	1.05	x			1.06	x

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

	Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003 Increase/(Decrease)
	Due to
(In millions)	Average Volume	Average Rate	Net Change
Mortgage loans held for investment (1)	$5.3	$(16.2)	$(10.9)
Other loans (1)	0.1	——	0.1
Loans held for sale	(10.7)	(9.9)	(20.6)
Securities	21.9	(2.2)	19.7
Other interest-earning assets	(1.3)	1.6	0.3
Total interest earned on assets	15.3	(26.7)	(11.4)
Savings	0.4	(1.3)	(0.9)
Demand deposits and N.O.W.	3.5	(1.7)	1.8
Money market and variable rate savings	0.9	(3.3)	(2.4)
Wholesale money market deposits	0.4	0.2	0.6
Term certificates of deposit	(7.1)	(5.2)	(12.3)
Borrowed funds	4.9	(5.1)	(0.2)
Senior notes	0.9	—	0.9
Subordinated bank notes	—	—	—
Other long term debt	—	—	—
Total interest paid on liabilities	3.9	(16.4)	(12.5)
Net change in net interest income	$11.4	$(10.3)	$1.1

(1)       In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

Provision for Loan Losses

Net mortgage loan charge-offs for the quarter ended March 31, 2004, which equaled the provision for loan loss for the continuing operations, were $1 million and represented only 5 basis points on an annualized basis of the portfolio of loans held for investment.

Non-Interest Income

The following table summarizes the components of non-interest income:

	Quarter Ended March 31,

(In millions)	2004	2003
Income from fees and commissions:
Loan servicing income	$(5.9)	$5.8
Banking services fees and commissions	22.4	14.5
Fees, commissions and other income	6.9	3.4
Total income from fees and commissions	23.4	23.7
Net gain on sales of mortgage loans	120.7	124.3
Change in valuation of retained interests	(0.4)	(0.7)
Net gain on sale of securities	0.5	1.2
Total non-interest income	$144.2	$148.5

Non-interest income was $144 million for the quarter, a decline of $4 million from $148 million a year ago. The decrease was due to a $10 million impairment charge of loan servicing rights and a $4 million reduction in gain on sale of mortgage loans, offset by an increase of $8 million in banking services fees and commissions. The gain on sale of loans is described in further detail in the following section.

For the quarter ended March 31, 2004, loan servicing income was $(6) million, compared to $6 million in the previous year. The revenue was earned on a servicing portfolio of $34.4 billion at March 31, 2004 and $28.1 billion at March 31, 2003. The decrease reflected net servicing impairment of $10 million in the first quarter of 2004 compared with no servicing impairment in the year ago quarter. The servicing impairment recognized in the first quarter of 2004 was due to a drop in interest rates late in the quarter to a historical 40 year low.

As more fully described in Note 5, GreenPoint makes certain assumptions in valuing its mortgage servicing assets. The projected average life of the servicing asset portfolio decreased during the quarter ended March 31, 2004 as compared to 2003. This decline was due to higher prepayment assumptions on the existing loans as well as a change in the mix of loans that carry higher prepayment assumptions.

Banking services fees and commissions are the fees generated from the Retail Bank deposit accounts such as ATM service charges, debit card fees, NSF service charges, overdraft fees, monthly maintenance charges, safe deposit rental fees, official check fees and annuity and insurance sales commissions. For the quarter ended March 31, 2004, banking services fees and commissions were $22 million compared to $14 million in the previous period. ATM fee income was flat at approximately $2 million for both quarterly periods. Deposit related fee income increased to $7 million in 2004 from $4 million in 2003. Service charge and banking services income was $6 million and $5 million in 2004 and 2003 in the respective quarterly periods. Income from investment services increased to $6 million at March 31, 2004 from $2 million in the year ago period. The increase is attributable to the Company opening a registered Broker/Dealer on January 2, 2004 to replace the agented program. As a result the net activities are reported differently in the financial statements. Previously the net commissions were earned on the sale of products with no direct expenses associated with the activity. Beginning in the first quarter of 2004 the Company reported larger commissions, since we do not share them with the agent, and the expenses associated with the Broker/Dealer employees. In the first quarter of 2004, investment service fee income would have been approximately $3 million lower under the old arrangement.

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

During each of the last two years most mortgage loans were sold as whole loan sales. These sales are completed with no direct credit enhancement from GreenPoint, but do include certain standard representations and warranties, which permit the purchaser to return the loan to the Company if certain deficiencies exist in the loan documentation. Whole loan sales may either retain, or transfer to the buyer, the right to service the loans.

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

	Quarter Ended March 31,

(In millions)	2004	2003
Whole loan – Mortgage:
Whole loan sales:
Specialty products	$2,694	$2,821
Home equity / Seconds	504	138
Agency / Jumbo	3,912	5,843
Total whole loan sales	$7,110	$8,802

Gain on sale	$120.3	$123.8

Margins on whole loan sales:
Specialty products	2.59%	2.89%
Home equity / Seconds	2.02%	1.23%
Agency / Jumbo	1.04%	0.69%
Average margin	1.69%	1.41%

Securitizations – Mortgage:
Loans securitized	$18	$34
Gain on sale (2)	$0.4	$0.5
Average margin	2.03%	1.59%

(1)  Specialty products include: Alt A, No Doc and A minus programs.

(2)  Includes draws from prior period securitizations.

Gain on sale from whole loan sales and securitizations of mortgage loans decreased $4 million for the first quarter of 2004 versus a year ago. The gain from whole loans sales decreased due to the lower volume of loans sold.

The Company sold mortgage loans totaling $7.1 billion in 2004, a decrease of $1.7 billion, or 19%, from the balance of loans sold in 2003. The lower volume of loans sold corresponded with the lower origination volume experienced in first quarter of 2004. The average margin earned on loan sales was 1.69% in the quarter, an increase from the 1.41% earned in the year ago quarter. The higher margin reflected, in part, a higher proportion of specialty loan sales during the quarter. During the first quarter of 2004, agency and jumbo mortgage sales totaled 55% of total mortgages sold compared with 66% in the 2003 quarter, while higher-spread specialty products totaled 38% of mortgages sold in the quarter, compared with 32% a year ago. Specialty product margins declined in the quarter to 2.59% from the 2.89% earned in 2003 while Agency/Jumbo margins increased to 1.04% from 0.69%. The slightly narrower sales margins on specialty products reflect, in part, an increase in competition as more mortgage originators compete in the specialty product market. Going forward, the gain on mortgage sales will fluctuate with the level of market interest rates and the secondary market demand for mortgage-backed investments.

Representation and Warranty Liabilities

The Company has established a liability to cover losses associated with repurchases and indemnifications of mortgage loans sold, made under representations and warranties. On a quarterly basis, management reassesses the adequacy of the liability based on the most recent historic trends and future expectations. Additions to the liability are made when loans are sold.

The liability related to representations and warranties for mortgage loans totaled $66 million and $61 million at March 31, 2004 and December 31, 2003, respectively. The activity in the liability is summarized in the table in Note 5.

Losses charged against the representation and warranty liability totaled $6 million in the first quarter of 2004, compared with $9 million in the first quarter of 2003. These losses included indemnifications of $3 million and $2 million in the first quarter of 2004 and 2003, respectively. The balance of the losses represented charges incurred on the repurchase, valuation and subsequent disposition of outstanding loans. Loan repurchases totaled $36 million in the quarter ended March 31, 2004, compared to $51 million in the first quarter of 2003. Loans were repurchased at their face value and losses on subsequent dispositions were charged against the representation and warranty liability.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	Quarter Ended March 31,

(In millions)	2004	2003
Salaries and benefits	$63.8	$61.6
Employee Stock Ownership and stock plans expense	8.9	6.1
Net expense of premises and equipment	23.5	20.9
Advertising	5.2	4.4
Federal deposit insurance premiums	0.5	0.5
Other administrative expenses	32.6	27.1
Total general and administrative expenses	134.5	120.6
Other real estate owned operating income	—	0.2
Total non-interest expense	$134.5	$120.8

Total general and administrative expense increased $14 million to $135 million from $121 million for the quarter ended March 31, 2003.

Salaries and benefits increased $2 million dollars due to additional costs in the Broker/Dealer that had previously been netted from banking fees, in addition to increased staffing costs associated with the retail bank de novo branch expansion.

Employee Stock Ownership and stock plans expense increased $3 million due to a rise in the price of the Company’s stock.

Premises and equipment expenses increased $3 million primarily due to the retail bank de novo branch expansion and depreciation associated with the installation of a new mortgage loan origination system in July 2003.

Other administrative expenses were $33 million for the quarter ended March 31, 2004, an increase of 20% or $6 million compared to the first quarter a year ago. The increase was primarily due to a new offshore contracting expense of $2 million, increased insurance expense of $1 million and an increase of $2 million in retail banking costs associated with the rise in the number of deposit accounts in both existing branches and de novo branches.

Income Tax Expense

Income tax expense decreased $5 million, or 6%, to $71 million for the first quarter of 2004, versus the comparable period a year ago. The decrease for the first quarter is due to lower pre-tax income offset by a rise in the effective tax rate from 37.3% to 38.6%.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	Quarter Ended March 31,

(In millions)	2004	2003
Mortgage:
Total applications received	$18,307	$18,389
Loans originated:
Specialty products (1)	$2,772	$2,760
Home equity / Seconds	874	528
Agency/Jumbo	4,565	6,040
Total loans originated (2)	$8,211	$9,328

(1)       Specialty products include: Alt A, No Doc and A minus programs.

(2)       Total loans originated include correspondent purchases for the held for investment portfolio, which totaled $450 million and $437 million for the quarter ended March 31, 2004 and 2003, respectively.

	March 31,
(In millions)	2004	2003

Pipeline (1)	$9,488	$8,997

Interest rate lock commitments (2)	$2,634	$2,723

Loans held for sale	$4,601	$5,042

(1)       The pipeline represents applications received but not yet funded. Of this amount, at March 31, 2004 approved applications totaled approximately $5.3 billion.

(2)       Represents commitments to lend where the terms are guaranteed to the borrower for a specific period of time.

Total loan originations during the quarter for the mortgage business were $8.2 billion, down from $9.3 billion in the first quarter a year ago. Specialty product originations were $2.8 billion, flat versus the comparable period a year ago. Agency/Jumbo originations decreased from $6.0 billion to $4.6 billion in the first quarter versus a year ago. The change in loan origination product mix for the quarter ended March 31, 2004 versus a year ago, reflects the strong demand for mortgage refinancing during the first quarter of 2003.

Non-Performing Assets

Non-performing assets consist of non-accruing loans and other real estate owned. Total non-performing assets were $263 million at March 31, 2004 compared to $285 million at December 31, 2003. The non-accrual loans held for sale primarily represent loans that have been repurchased pursuant to representation and warranty commitments.  Estimated future losses on these loans are measured as part of the representation and warranty liability (see Note 5).

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

(In millions)	March 31, 2004	Dec. 31, 2003
Non-accrual mortgage loans held for investment	$146	$158
Non-accrual other loans (1)	—	—
Total non-accrual loans held for investment	146	158
Non-accrual loans held for sale	92	103
Total non-performing loans	238	261
Other real estate owned, net (2)	25	24
Total non-performing assets	$263	$285

Total non-performing assets – discontinued business	6	6

Other loans 90 days or more delinquent and still accruing	$2	$3

Non-accruing loans held for investment to mortgage loans held for investment	1.44%	1.60%
Non-accruing loans held for sale to mortgage loans held for sale	1.99%	2.15%
Non-performing assets to total assets	1.10%	1.24%

(1)       Excluding certain other loans delinquent 90 days or more, such as guaranteed student loans, on which, principal and interest are guaranteed by the U.S. government and certain other loans on which delinquent principal and interest may be deducted from the borrower’s deposit account balances.

(2)       Net of related valuation allowance of $1.2 million for foreclosed real estate at March 31, 2004 and December 31, 2003, respectively.

Loan Servicing Portfolio

The following table summarizes the dollar amount of mortgage loans serviced for GreenPoint and for others:

(In millions)	March 31, 2004	Dec. 31, 2003
Mortgage:
Serviced for GreenPoint (1)	$11,254	$12,113
Serviced for others (third parties)	23,176	19,836
Total loan servicing portfolio	$34,430	$31,949

(1)       Includes held for sale and certain loans held for investment at end of period.

Allowance for Possible Loan Losses

The Company has a policy for establishment and review of the adequacy of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. However, such determination is susceptible to the effect of future unanticipated changes in general economic and market conditions that may affect the financial circumstances of borrowers and/or residential real estate values within the Company’s lending areas. The policy is further described in the Critical Accounting Policies section of the Company’s Annual Report on Form 10-K.

	Quarter Ended March 31,

(In millions)	2004	2003
Balance at beginning of period	$77.7	$77.7
Provision (benefit) charged to income:
Continuing	1.3	0.3
Discontinued	(0.1)	0.1
Total provision charged to income	1.2	0.4
Loans charged-off:
Mortgage loans held for investment	(1.3)	(0.4)
Manufactured housing loans held for investment	(1.2)	(1.6)
Total charge-offs	(2.5)	(2.0)
Recoveries:
Mortgage loans held for investment	—	0.1
Manufactured housing loans held for investment	1.3	1.5
Total recoveries	1.3	1.6
Net charge-offs:
Continuing	(1.3)	(0.3)
Discontinued	0.1	(0.1)
Total net charge-offs	(1.2)	(0.4)
Balance at end of period	$77.7	$77.7

Asset Quality Ratios – Continuing Operations
Net loan charge-off experience (annualized) to average mortgage loans held for investment	0.05%	0.01%
Allowance for loan losses to mortgage loans held for investment	0.74%	0.78%
Allowance for loan losses to non-performing loans held for investment	51.3%	46.4%

In determining the adequacy of the allowance for loan losses for GreenPoint’s mortgage loans held for investment, management completes an analysis of the loan portfolio prior to the end of each quarterly reporting period. The analysis stratifies GreenPoint’s mortgage loans held for investment portfolio into three categories: first mortgages, second mortgages and home equity loans. The first mortgage and second mortgage categories are further stratified into one-to-four family, multi-family, and commercial loan strata. The analysis calculates the expected losses as a percentage of loans outstanding in each loan stratum based upon the current delinquency status within each stratum. A more complete discussion on the Company’s estimate for the allowance for loan loss is included in the Critical Accounting Policies section of the Company’s Annual Report on Form 10-K.

Due to inherent limitations in using modeling techniques and historical loss percentages, GreenPoint also maintains an unallocated allowance for first mortgage loans. This allowance addresses short-term changes in the first mortgage loan’s historical real estate owned performance, delinquency trends, loan products, national real estate values and portfolio growth. The analysis also encompasses an assessment of changes in the macro-economic environment. At the end of each quarter, management determines the adequacy of the unallocated reserve to address these risks.

Capital Ratios

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. The Board of Governors of the Federal Reserve System establishes minimum capital requirements for the consolidated bank holding company, as well as for the Bank.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of March 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal banking regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. As of March 31, 2004 the Bank was well capitalized based on the prompt corrective action guidelines.

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

The Company’s Total Capital and Tier 1 Capital (to risk weighted assets) increased from 12.81% and 11.26%, respectively, at December 31, 2003 to 13.02% and 11.50%, respectively at March 31, 2004. The Company’s ratio of period-end stockholders’ equity to ending total assets at March 31, 2004 was 8.17% compared to 8.00% at December 31, 2003.

			Required for Capital Adequacy Purposes
	Actual
(In millions)	Amount	Ratio	Amount	Ratio
As of March 31, 2004
Total Capital (to Risk Weighted Assets):
Company	$1,953	13.02%	$1,200	8.00%
Bank	2,121	14.18	1,196	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,726	11.50%	$600	4.00%
Bank	1,893	12.66	598	4.00
Tier 1 Capital (to Average Assets):
Company	$1,726	7.60%	$908	4.00%
Bank	1,893	8.34	908	4.00

As of December 31, 2003
Total Capital (to Risk Weighted Assets):
Company	$1,875	12.81%	$1,171	8.00%
Bank	2,092	14.35	1,166	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,647	11.26%	$585	4.00%
Bank	1,864	12.79	583	4.00
Tier 1 Capital (to Average Assets):
Company	$1,647	7.28%	$905	4.00%
Bank	1,864	8.24	905	4.00

Stock Repurchase Program

In September 2003, the Company’s Board of Directors authorized a new share repurchase program of up to 5%, or approximately 6.8 million, of its outstanding shares. There are approximately 2.8 million shares remaining in the current repurchase authorization. The repurchase will be at the Company’s discretion, based on ongoing assessments of the capital needs of the business and the market valuation of its stock. The repurchased shares are being held in treasury.

Shares repurchased and cost for the quarter ended March 31, 2004 and 2003 are summarized as follows:

	Quarter Ended March 31,

(Dollars in millions)	2004	2003

Number of shares repurchased	540,000	4,294,200
Cost of repurchases	$20	$125

Supplemental Performance Measurements – Tangible Earnings

Tangible earnings is a non-GAAP measurement that GreenPoint defines as net income from continuing operations less a charge related to the Employee Stock Ownership Plan (“ESOP”). The excluded expense, unlike other expenses incurred by the Company, does not reduce GreenPoint’s tangible capital, thereby enabling the Company to increase shareholder value through the growth of earning assets, increases in cash dividends and additional repurchases of the Company’s stock.

	Quarter Ended
	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
Net income from continuing operations	$112.5	$113.5	$101.1	$129.8	$126.9
Add back:
Employee Stock Ownership and stock plans expense	8.9	6.9	6.9	6.7	6.1
Cash earnings from continuing operations	$121.4	$120.4	$108.0	$136.5	$133.0

Diluted earnings per share from continuing operations	$0.94	$0.95	$0.82	$1.03	$0.98
Effect of employee stock plans expense	0.07	0.05	0.06	0.05	0.05
Cash earnings per share (1)	$1.01	$1.00	$0.88	$1.08	$1.03

Performance Ratios (Annualized)
Cash earnings return on average assets	2.13%	2.12%	1.88%	2.46%	2.51%
Cash earnings return on average equity	25.84	26.57	23.36	28.87	27.80
Cash earnings return on tangible equity	33.20	34.66	29.44	36.95	35.58

(1)       Based on the weighted average shares used to calculate diluted earnings per share.

Consolidated Statement of Financial Condition

Total assets of $23.8 billion at March 31, 2004 increased from $23.0 billion at December 31, 2003. The balance sheet reflects growth in the securities portfolio of $719 million and growth in the balance of loans held for investment of $227 million. This was partially offset by a decrease in loans receivable held for sale of $163 million.

Core deposits increased $393 million since year-end 2003, reflecting the continued success of a variety of initiatives to attract checking accounts. This growth was offset in part by a decline of $357 million in higher-cost term certificates of deposit. Market borrowings increased $370 million since year-end 2003, reflecting the net additional funding needed.

Risk Management

The Company has a Corporate Risk Oversight Committee, which monitors and supervises the wide variety of risks encountered in the course of business. The Committee is chaired by the President and Chief Operating Officer and includes the heads of its two businesses, the Chief Financial Officer, the Head of Risk Management and the General Counsel. The Committee meets periodically to review credit risk, including both on-balance sheet and off-balance sheet exposure, market risk and operating and business risks which include, but are not limited to, legal and systems risks. These individual types of risks are also analyzed and monitored by separate committees comprised of experts within the business units and on the corporate staff. Liquidity, Capital and Credit Risk Management are described fully below. The Market Risk analysis is included in Part I — Item 3.

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

Funds provided from financing activities totaled $358 million for the quarter ended March 31, 2004. At March 31, 2004, total borrowings were $8.3 billion, up $370 million from $7.9 billion at December 31, 2003. Membership in the FHLB allows the Bank to secure advances in proportion to its investment in FHLB stock. At March 31, 2004, the Bank had $4.3 billion in outstanding FHLB term advances. The Bank’s ability to secure further advances from the FHLB is based on the market value of the pledged loan portfolio. At March 31, 2004, based on the then current market value of the pledged portfolio, the Bank had additional FHLB borrowing capacity of $13 million. The Bank also uses its mortgage-backed and other investment securities as collateral under short and long-term repurchase agreements. As of March 31, 2004 the Bank had $2.2 billion in outstanding repurchase agreements, which was a decrease of $1.2 billion from December 31, 2003. At March 31, 2004 the Company had un-pledged securities eligible as collateral for repurchase agreements of $4.1 billion. The Bank also secures overnight and term funding in the Federal Funds market. At March 31, 2004 the Bank had $1.1 billion of overnight purchased Federal Funds.

Deposits continue to be the primary funding source for the Company. Deposit balances experienced a net $31 million increase in the first quarter of 2004. Lower-cost core deposits increased by $393 million offset by a decrease in higher cost certificates of deposit and wholesale money market deposits of $362 million. The decline in certificate of deposit balances resulted from management’s decision to utilize lower cost alternative funding sources rather than pay higher priced retail rates. Time deposits maturing within one year totaled $2.2 billion at March 31, 2004. Consistent with historical trends, a substantial portion of these deposits are expected to be renewed. To the extent these deposits are not renewed, funding is expected to be provided through continued growth in core deposits (checking, savings and money market deposits) and through alternative financing sources.

The Company and the Bank have received both short-term and long-term debt ratings from three recognized credit rating firms. These ratings allow the Company and the Bank to access the wholesale debt markets, thereby providing the Company with additional flexibility in accessing and utilizing the most cost effective and appropriate means for meeting its funding needs. As of March 31, 2004 the Bank had a medium term note shelf with $2.8 billion in available capacity.

Funds used in investing activities totaled $911 million at March 31, 2004, primarily resulting from $2.0  billion of investment securities purchases. These investments were partially offset by cash flows from maturities and sales of investment securities (primarily mortgage-backed securities), which totaled $1.3 billion.

Funds provided by operating activities totaled $578 million at March 31, 2004. The significant loan origination and sale activity in 2003 reflects the continued strong market for mortgage originations and the continued high level of demand for these assets in the secondary market. At March 31, 2004 the Company had outstanding mortgage loan commitments of $9.5 billion. As of March 31, 2004 there were $257 million of outstanding mortgage-backed and other securities commitments. The Company anticipates that through the use of internally generated cash flow, the capital markets to securitize and sell its mortgage loan commitments, and other available financing alternatives that it will have sufficient funds available to meet its current loan and securities commitments.

The Company’s most liquid assets are cash and cash equivalents, including money market investments. The level of these assets is dependent upon the Company’s operating, financing, lending, and investing activities during any given period. Cash and cash equivalents, including money market investments, totaled $360 million at March 31, 2004 compared to $335 million at December 31, 2003.

Credit Risk Management

During the first quarter of 2004, the Company originated mortgage loans for its own portfolio and for disposition in the secondary markets in the form of whole loan sales and securitizations. In the fourth quarter of 2002, GreenPoint began to originate small business loans through its branch system, which are placed in its portfolio. Outstanding small business loans were $4 million and $4 million, at March 31, 2004 and December 31, 2003, respectively. As of December 31, 2001, the Company discontinued originating manufactured housing loans.

In general, whole loan mortgage sales transfer the credit risk to the purchasers. Loans are sold without recourse to GreenPoint Mortgage, except for the specified representations and warranties in the sales agreement. These representations and warranties state that if certain deficiencies exist in the loan documentation when the loan was sold, then the purchaser has the option of returning the purchased loan to the Company. Risk management monitors the Company’s loss performance on repurchases and indemnifications on previously sold loans.

In contrast, for loans placed in the portfolio, or for loans securitized, the Company retains all or much of the credit risk. The Company has a residual interest in its securitizations. If the loans perform worse than expected, then it could negatively impact the value of the Company’s retained interests. The initial value of these retained interests is determined at the time that the securitization is closed using a net present value analysis of future cash flows. These cash flows are based on assumptions related to prepayments and losses on the collateral, overcollateralization requirements, and the spread between the interest rates on the loans and on the certificates. Any difference between the actual cash flows and the assumptions used in the initial net present value analysis could positively or negatively impact the value of the Company’s retained interests. The risk to the Company is that the value of the retained interests will be less than the initial value, resulting in a reduction of the value on the Company’s books, also known as impairment. Impairment in the value of the retained interests could reduce the Company’s income in the period that it occurs.

GreenPoint Bank and GreenPoint Mortgage maintain underwriting policies, procedures and approval authorities appropriate to their businesses. The chief credit executive in GreenPoint Mortgage reports directly to the chief executive of the business, outside of the production organization. The chief credit executive in the small business banking group within GreenPoint Bank reports directly to the head of the small business banking group. With respect to mortgage loans originated for whole loan sale to the secondary markets, where credit risk is transferred, underwriting criteria are established to meet the investor requirements. An executive-level Risk Management Division determines the criteria required for loans, which will be transferred to GreenPoint’s portfolio or sold through securitizations. In GreenPoint Bank, a sophisticated scoring system is one of the tools being utilized in the underwriting process.

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

Risk Management reviews monthly the delinquency and loss trends for all of the mortgage, manufactured housing, and small business loans serviced by the Company, whether or not it retains credit exposure. These reviews are intended to identify significant changes in credit quality which may indicate changes to the Company’s exposures or to the efficacy of its underwriting of loans sold to other investors. Such changes could prompt adjustments to the Company’s underwriting criteria or servicing procedures. Risk Management also reviews the characteristics and performance of loans in GreenPoint’s owned portfolio that are serviced by third parties on a monthly basis.

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

Market Risk Management Process

Management of interest rate risk is conducted within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risks to earnings and market value that the Board of Directors deems prudent. In addition, they govern permissible investments and off-balance sheet transactions, and maximum counterparty exposure limits. The formulation and implementation of any Risk Management strategy involves numerous day-to-day decisions involving the acquisition or divestiture of loans and investment securities, reinvestment of cash flows, the selection of funding instruments and maturities and the use of off-balance sheet instruments. Together, these incremental decisions result in a strategy that is represented by the interest rate risk position. The performance of the positions and strategies is formally reviewed by the Asset and Liability Management Committee (“ALCO”) in the context of the outlook for interest rates and general business conditions, as well as for compliance with established risk tolerances and policies. The committee is chaired by the Chief Financial Officer and includes the Treasurer, the Head of Risk Management and the Company’s Senior Business Unit and Financial Executives.

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

Management also estimates the sensitivity of the market value of equity to supplement the net interest income simulations in the management of market risk. The market value sensitivity model measures the expected change in the market value of the Company’s assets and liabilities resulting from a large, instantaneous change in the level of interest rates. The net impact of the changing market values of assets and liabilities represents a measure of the change in the market value of the Company’s equity.

Management uses the net interest income simulations as the primary tool in assessing the impacts of business and investment decisions on the Company’s market risk profile. The simulations reflect changes in net interest income only during the period over which the simulations are conducted. By modeling the cash flows over the entire lives of the assets and liabilities, the market sensitivity model captures the longer-term consequences of balance sheet decisions. As such, management views maintaining market sensitivity at prudent levels, and within Board-approved limits, as a constraint on its business decisions and tactics.

The most crucial management assumptions in the net interest income simulation and the market value sensitivity model concern prepayments on the Company’s mortgage loan portfolio and the pricing of retail deposits in various interest rate environments. As interest rates decline, mortgage prepayments tend to increase, reducing loan portfolio growth and lowering the portfolio’s average yield.  Management’s assumptions are guided by analyzing the prepayment performance of the Company’s portfolio in past rate cycles as well as publicly available research on the prepayment behavior of similar mortgage assets.

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

The following table presents the results of the net interest income simulations under a variety of hypothetical interest rate scenarios, based on the Company’s balance sheet positions at March 31, 2004. The results are expressed as the percentage change in pretax net interest income from the base scenario in which interest rates are unchanged. The change in income is measured over a period of twelve months.

Net Interest Income Simulations	Short-term Rate Changes:
Yield Curve	-200 bps	-100 bps	+100 bps	+200 bps
March 31, 2004
-150 bps	(15.4)%	(10.2)%	(0.8)%	1.1%
Parallel	(9.8)	(2.4)	4.1	4.5
+150 bps	(4.6)	3.3	7.7	8.3
December 31, 2003
-150 bps	(13.3)%	(9.4)%	(0.8)%	0.5%
Parallel	(7.8)	(0.7)	2.8	2.9
+150 bps	(2.8)	4.6	5.4	5.9

The columns represent 100 and 200 basis point changes–down and up–in the level of interest rates over a twelve-month time span. The rows indicate changes in the shape of the yield curve over the same time period. The parallel row corresponds to changes in rate levels in which the yield curve retains its shape. In the -150 basis point scenarios, the yield curve flattens, and in the +150 basis point simulations the curve steepens. For example, a parallel downward shift of 200 basis points would reduce net interest income by 9.8% from what would be earned if rates remained constant. However, a decline of 200 basis points accompanied by a 150 basis point steeper curve, would reduce net interest income by only 4.6% over the unchanged scenario. (As of March 31, 2004 and December 31, 2003 not all rates could fall 200 basis points without reaching zero. In these scenarios rates are reduced until they reach zero. These scenarios are retained to allow for historical comparisons.)

Management views the changes in the simulation results between the end of 2003 and at March 31, 2004 as relatively minor. At the end of both periods the Company was asset sensitive, in that net interest income would benefit from rising interest rates almost irrespective of any change in yield curve slope. Risks to net interest income in the event of declining rates and/or a flattening yield curve were deemed acceptable. These interest rate scenarios would likely be accompanied by a strong market for residential mortgage origination, and the revenues arising from greater levels of mortgage banking activities would mitigate or exceed the pressures on net interest income.

The table below presents the results of the market value sensitivity model based on the balance sheet positions at March 31, 2004 and December 31, 2003:

Market Value Sensitivity	-200 bps	-100 bps	+100 bps	+200 bps

March 31, 2004	(12.6)%	(4.5)%	(3.2)%	(9.1)%
December 31, 2003	(8.9)	(2.0)	(4.6)	(11.1)

The after-tax value sensitivity to a 200 basis point instantaneous increase in interest rates was (9.1)% at March 31, 2004, versus (11.1)% at December 31, 2003. The change reflects the shortening of the Company’s mortgage loans and mortgage-backed securities in response to the decrease in interest rates during the quarter. The shortening, implying shorter durations, increases the price sensitivity of those assets to decreases in rates. However, management believes the additional sensitivity to falling rates is an acceptable risk. The position maintains an asset sensitive income position to offset the potential decline in mortgage banking revenues that could accompany further rate increases.

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

Derivative Financial Instruments

Interest rate derivatives are periodically integrated into the Company’s interest rate positions and, therefore, its simulations. The Company also utilizes derivative instruments to manage its exposure to interest rate risk associated with mortgage loans held for sale and mortgage loan commitments. Outstanding balances are described further in Note 6.

GreenPoint Financial Corp. and Subsidiaries

Part I – Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2004 and, based on its evaluation, has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GreenPoint Financial Corp. and Subsidiaries

Part II – Item 2. Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program

January 1, 2004 – January 31, 2004	540,000	$37.32	540,000	2,796,630
February 1, 2004 – February 29, 2004	—	—	—	2,796,630
March 1, 2004 – March 31, 2004	—	—	—	2,796,630
Total	540,000	$37.32	540,000

(1)                      On September 9, 2003, the Company announced that its Board of Directors had authorized management to purchase up to 5%, or approximately 6.8 million of GreenPoint’s common stock through open market transactions. This repurchase program does not have an expiration date.

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

b)       Reports on Form 8-K

On January 5, 2004, GreenPoint Mortgage Securities Inc. filed a current report on Form 8-K related to the monthly distribution reported to the holders of GreenPoint Mortgage-Backed Pass-Through Certificates Series 2003-1 pursuant to the terms of the Pooling and Servicing Agreement, dated August 1, 2003 among GreenPoint Mortgage Securities Inc. as sponsor, GreenPoint Mortgage Funding, Inc., as seller and master servicer, and JPMorgan Chase Bank, as trustee.

On January 9, 2004, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Mortgage-Backed Pass-Through Certificates, Series 2003-1 (“Series 2003-1 Certificates”).

On January 9, 2004, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2003-1 (“Series 2003-1 Notes”).

On January 20, 2004, GreenPoint Mortgage Securities LLC (the “Registrant”) filed a current report on Form 8-K pursuant to the requirements of the Securities Exchange Act of 1934, related to the Tax Opinion of McKee Nelson LLP.

On January 21, 2004, GreenPoint Financial Corp., a Delaware corporation (the “Company”), filed a current report on Form 8-K in connection with the issuance of a press release announcing fourth quarter results for the period ended December 31, 2003.

On January 23, 2004, GreenPoint Mortgage Securities LLC (the “Company”) filed a current report on Form 8-K pursuant to Rule 424(b) under the Securities Act of 1933, concurrently with, or subsequent to, the filing of this Form 8-K in connection with the filing of a prospectus and prospectus supplement with the Securities and Exchange Commission relating to its GreenPoint Home Equity Loan Trust 2004-1, Home Equity Loan Asset-Backed Notes, Series 2004-1.

On January 27, 2004, GreenPoint Mortgage Securities LLC (the “Registrant”) filed a current report on Form 8-K in connection with the consent to the incorporation by reference in the registration statement (No. 333-108405) of the Registrant, and in the Prospectus Supplement of the Registrant (the “Prospectus Supplement”) of our report dated January 21, 2003 on the consolidated financial statements of Ambac Assurance Corporation and subsidiaries as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002.

On February 6, 2004, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Mortgage-Backed Pass-Through Certificates, Series 2003-1 (“Series 2003-1 Certificates”).

On February 6, 2004, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2003-1 (“Series 2003-1 Notes”).

On February 16, 2004, GreenPoint Financial Corp. (the “Company”) filed a current report on Form 8-K in connection with the announcement that the Company and North Fork Bancorporation, Inc. (“North Fork”) had entered into an Agreement and Plan of Merger, dated February 15, 2004 (the “Merger Agreement”). The Merger Agreement has been approved by the Boards of Directors of both the Company and North Fork, and is subject to customary closing conditions, including regulatory and stockholder approvals.

On March 5, 2004, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Mortgage-Backed Pass-Through Certificates, Series 2003-1 (“Series 2003-1 Certificates”).

On March 5, 2004, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2003-1 (“Series 2003-1 Notes”).

On March 5, 2004, GreenPoint Mortgage Securities LLC (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2004-1 (“Series 2004-1 Notes”).

On March 8, 2004, Greenpoint Financial Corp. (the “Company”) filed a current report on Form 8-K in connection with the filing of their consolidated financial statements as of December 31, 2003, which includes the report of Independent Auditors of the Company relating thereto. This information also will be contained in, and is being furnished in advance of, the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On March 17, 2004, GreenPoint Mortgage Securities LLC (the “Registrant”) filed a current report on Form 8-K related to the issuance of up to $2,276,908,549 in principal amount of asset-backed securities on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, by the registration statement on Form S-3/A) File No. 333-108405) (the “Registration Statement”). The current report on Form 8-K is being filed to satisfy an undertaking to file copies of certain agreements executed in connection with the issuance of the Notes.

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

Dated May 7, 2004