Form 10-Q
period 2004-06-30
GREENPOINT FINANCIAL CORP
filed 2004-08-09
CIK 911935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2004

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

As of July 30, 2004, there were 132,454,866 shares of common stock outstanding.

GreenPoint Financial Corp.

FORM 10-Q

For the Quarterly Period Ended

June 30, 2004

GreenPoint Financial Corp. and Subsidiaries

Part I – Item 1. Financial Statements

Consolidated Statements of Financial Condition

(Unaudited)

(In millions, except share amounts)	June 30, 2004	Dec. 31, 2003
ASSETS
Cash and due from banks	$284	$268
Money market investments:
Interest-bearing deposits in other banks	2	3
Federal funds sold and securities purchased under agreements to resell	18	64
Total cash and cash equivalents	304	335
Securities:
Securities available for sale	1,423	2,785
Securities available for sale-pledged to creditors	5,406	3,469
Retained interests in securitizations available for sale	45	49
Federal Home Loan Bank of New York stock	268	170
Securities held to maturity (fair value of $5 and $6, respectively)	5	6
Total securities	7,147	6,479
Loans receivable held for sale	5,241	4,764
Loans receivable held for investment (net of allowance for loan losses of $78)	11,666	9,885
Other interest-earning assets	142	142
Accrued interest receivable	89	81
Banking premises and equipment, net	180	183
Servicing assets	208	183
Goodwill (net of accumulated amortization and impairment of $788)	395	395
Other assets	583	538
Total assets	$25,955	$22,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
N.O.W. and checking	$3,606	$2,983
Savings	1,421	1,514
Variable rate savings	2,046	2,146
Money market	1,807	1,388
Total core deposits	8,880	8,031
Wholesale money market deposits	344	205
Term certificates of deposit	3,832	4,310
Total deposits	13,056	12,546
Borrowings:
Securities sold under agreements to repurchase	4,103	3,327
Other short term borrowings	635	1,062
Federal Home Loan Bank of New York advances	4,750	2,800
Senior notes	345	353
Subordinated bank notes	150	150
Other long term debt	200	200
Total borrowings	10,183	7,892
Mortgagors’ escrow	59	55
Liability under recourse exposure	181	226
Other liabilities	513	427
Total liabilities	23,992	21,146
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 50,000,000 shares authorized; none issued)	—	—
Common stock ($0.01 par value; 220,000,000 shares authorized; 165,391,746 shares issued)	2	2
Additional paid-in capital	967	941
Unallocated Employee Stock Ownership Plan (ESOP) shares	(81)	(84)
Retained earnings	2,092	1,926
Accumulated other comprehensive income, net	(88)	(30)
Treasury stock, at cost (33,505,486 shares and 33,494,909 shares, respectively)	(929)	(916)
Total stockholders’ equity	1,963	1,839
Total liabilities and stockholders’ equity	$25,955	$22,985

(See accompanying notes to the unaudited consolidated financial statements)

Consolidated Statements of Income

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2004	2003	2004	2003
Interest income:
Mortgage loans held for investment	$157.8	$157.1	$313.7	$323.8
Loans held for sale	63.1	70.6	118.4	146.5
Securities	70.5	59.6	141.6	111.7
Other	3.0	4.5	6.4	8.1
Total interest income	294.4	291.8	580.1	590.1
Interest expense:
Deposits	48.9	60.4	98.4	123.1
Other borrowed funds	57.8	54.6	110.3	107.3
Long-term debt	8.9	8.9	17.9	17.0
Total interest expense	115.6	123.9	226.6	247.4
Net interest income	178.8	167.9	353.5	342.7
Provision for loan losses	(1.1)	(0.6)	(2.4)	(0.9)
Net interest income after provision for loan losses	177.7	167.3	351.1	341.8
Non-interest income:
Income from fees and commissions:
Loan servicing income	10.9	(0.4)	5.0	5.4
Banking services fees and commissions	23.6	17.2	46.0	31.7
Fees, commissions and other income	3.0	3.1	9.9	6.5
Total income from fees and commissions	37.5	19.9	60.9	43.6
Net gain on sales of loans	123.7	145.7	244.4	270.0
Change in valuation of retained interests	(0.9)	(0.7)	(1.3)	(1.4)
Net (loss) gain on sale of securities	—	(0.6)	0.5	0.6
Total non-interest income	160.3	164.3	304.5	312.8
Non-interest expense:
General and administrative expenses:
Salaries and benefits	70.3	66.5	134.1	128.1
Employee Stock Ownership and stock plans expense	8.4	6.7	17.3	12.8
Net expense of premises and equipment	23.0	20.9	46.5	41.8
Federal deposit insurance premiums	0.5	0.5	1.0	1.0
Other administrative expenses	37.7	31.8	75.5	63.3
Total general and administrative expenses	139.9	126.4	274.4	247.0
Other real estate owned operating income	(1.2)	(1.7)	(1.2)	(1.5)
Total non-interest expense	138.7	124.7	273.2	245.5
Income from continuing operations before income taxes	199.3	206.9	382.4	409.1
Income taxes related to earnings from continuing operations	76.3	77.1	146.9	152.4
Net income from continuing operations	123.0	129.8	235.5	256.7
Discontinued operations:
Net income from disposal of discontinued business	0.5	0.1	0.6	0.4
Net income	$123.5	$129.9	$236.1	$257.1

Basic earnings per share:
Net income from continuing operations	$1.05	$1.05	$2.02	$2.05
Net income from discontinued operations	—	—	—	—
Net income	$1.05	$1.05	$2.02	$2.05
Diluted earnings per share:
Net income from continuing operations	$1.03	$1.03	$1.97	$2.01
Net income from discontinued operations	—	—	—	—
Net income	$1.03	$1.03	$1.97	$2.01
Dividends declared per share	$0.30	$0.21	$0.60	$0.42

(See accompanying notes to the unaudited consolidated financial statements.)

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Net income	$123.5	$129.9	$236.1	$257.1
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	(154.4)	(15.2)	(101.5)	(28.9)
Less: reclassification adjustment for losses (gains) included in net income	—	0.6	(0.5)	(0.6)
Other comprehensive loss, before tax	(154.4)	(14.6)	(102.0)	(29.5)
Income tax benefit related to items of other comprehensive income	66.8	6.3	44.1	12.6
Other comprehensive loss, net of tax	(87.6)	(8.3)	(57.9)	(16.9)
Total comprehensive income, net of tax	$35.9	$121.6	$178.2	$240.2

(See accompanying notes to the unaudited consolidated financial statements.)

Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Six Months Ended June 30,
(In millions)	2004	2003
Common stock
Balance at beginning of period	$2	$1
Balance at end of period	2	1
Additional paid-in capital
Balance at beginning of period	941	907
Reissuance of treasury stock	4	(1)
Amortization of ESOP shares committed to be released	18	13
Tax benefit for vested stock plans shares	4	7
Balance at end of period	967	926
Unallocated ESOP shares
Balance at beginning of period	(84)	(89)
Amortization of ESOP shares committed to be released	3	2
Balance at end of period	(81)	(87)
Retained earnings
Balance at beginning of period	1,926	1,563
Net income	236	257
Dividends declared	(70)	(52)
Balance at end of period	2,092	1,768
Accumulated other comprehensive income, net
Balance at beginning of period	(30)	24
Net change in accumulated other comprehensive income, net	(58)	(17)
Balance at end of period	(88)	7
Treasury stock, at cost
Balance at beginning of period	(916)	(482)
Reissuance of treasury stock	7	24
Purchase of treasury stock	(20)	(238)
Balance at end of period	(929)	(696)
Total stockholders’ equity	$1,963	$1,919

(See accompanying notes to the unaudited consolidated financial statements)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2004	2003
Cash flows from operating activities:
Net income	$236	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans	14	20
Net premium amortization on securities	15	17
Provision for loan losses	3	1
Depreciation and amortization	20	17
Gain on sales of loans	(244)	(270)
Gain on sale of securities	(1)	(1)
ESOP and stock plans expense	21	16
Capitalization of servicing assets	(88)	(27)
Amortization and impairment of servicing assets	35	24
(Increase) decrease in assets associated with operating activities:
Loans receivable held for sale:
Loan originations	(19,381)	(20,675)
Proceeds from loan sales	18,668	20,948
Other	480	222
Retained interests in securitizations	3	21
Accrued interest receivable	(8)	9
Other assets	5	4
Increase (decrease) in liabilities associated with operating activities:
Liabilities under recourse exposure	(45)	(21)
Other liabilities	97	(19)
Other, net	3	(7)
Net cash (used in) provided by operating activities	(167)	536
Cash flows from investing activities:
Net change in loans receivable held for investment	(1,834)	(105)
Purchases of premises and equipment	(17)	(26)
Available for sale securities:
Proceeds from maturities	150	1,626
Proceeds from sales	1,146	1,946
Purchase of securities	(3,286)	(6,360)
Principal repayments	1,306	1,834
Federal Home Loan Bank Stock – (purchases) redemptions	(98)	45
Other, net	35	29
Net cash used in investing activities	(2,598)	(1,011)
Cash flows from financing activities:
Net change in:
Domestic deposits	510	529
Mortgagors’ escrow deposits	4	(1)
Proceeds from securities sold under agreements to repurchase and other borrowings	117,884	29,222
Repayments of securities sold under agreements to repurchase and other borrowings	(117,535)	(29,192)
Proceeds from advances from Federal Home Loan Bank	116,004	125,230
Repayments of advances from Federal Home Loan Bank	(114,054)	(125,330)
Proceeds from issuance of senior notes	—	348
Cash dividends paid	(70)	(52)
Treasury stock purchased	(20)	(238)
Exercise of stock options	11	24
Net cash provided by financing activities	2,734	540
Net (decrease) increase in cash and cash equivalents	(31)	65
Cash and cash equivalents – beginning of period	335	369
Cash and cash equivalents – end of period	$304	$434
Non-cash activities:
Additions to other real estate owned, net	$24	$24
Unsettled securities trades	$—	$(96)
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$98	$172
Interest paid	$232	$257

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

Derivative Financial Instruments

Derivative financial instruments are recognized in the statements of financial condition in either “other assets” or “other liabilities” at fair value. The accounting for changes in the fair value of derivatives depends on whether the derivative is designated and qualifies for hedge accounting. Certain hedging relationships that have qualified for hedge accounting have been designated as either a fair value or a cash flow hedge. In order to qualify for hedge accounting, GreenPoint must identify at the inception of the hedge, the item hedged, the nature of the risk being hedged, the derivative used and how the hedging instrument’s effectiveness will be assessed.

In fair value hedge accounting, the change in fair value of the hedging instruments and the change in fair value of the hedged item attributed to the hedged risk are recognized currently in earnings. The amount of hedge ineffectiveness recognized in earnings is based on the extent to which an exact offset is not achieved. In cash flow hedge accounting, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To the extent a cash flow hedge is ineffective, changes in fair value are recognized immediately into earnings.

GreenPoint designates certain fixed rate mortgage loans held for sale as hedged items in fair value hedges. The risk being hedged on these loans is the changes in fair value attributable to changes in market interest rates. GreenPoint designates forward delivery commitments as the hedging instruments used in the fair value hedges. The results of previous retrospective assessments of hedge effectiveness have established an expectation that the results of the derivative hedging instruments will substantially offset the effects of changes in the fair value of the hedged item on a prospective basis. If the retrospective assessment determines that the hedge was not highly effective, GreenPoint will discontinue hedge accounting prospectively. GreenPoint will re-establish the prospective expectation of correlation if the hedge is determined to be highly effective. The Company accounts for certain fair value hedges under the short cut method of accounting for derivatives. The short cut method assumes no ineffectiveness between an interest-bearing financial instrument and an interest rate swap. Changes in the fair value of the interest rate swap are recorded as changes in value of the swap and the hedged financial instrument.

GreenPoint designates certain commitments to purchase mortgage loans to be held for investment as the derivative used in cash flow hedges. The risk being hedged in these transactions is the variability in the cash flows of a forecasted purchase. To the extent that the hedge is effective, GreenPoint includes in other comprehensive income changes in the fair value of these derivatives.

Certain derivative financial instruments do not qualify for hedge accounting. The company records these derivatives at fair value with changes in fair value recognized through net income. For example, an interest rate lock commitment on a mortgage loan that the Company does not intend to hold for investment is a derivative. During the accumulation of these commitments with borrowers, the Company is exposed to interest rate risk. If market interest rates required by investors are higher than management’s assumptions, the prices paid by investors and resultant gain on sale of loans will be lower than previously estimated. In order to mitigate this interest rate risk, the Company uses a combination of other derivatives, such as forward delivery commitments and forward sales contracts. The amount and duration of these derivatives are selected in order to have the changes in their fair value correlate closely with the changes in fair value of the interest rate lock commitments on loans to be sold.

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

Accounting for Discontinued Operations

In the fourth quarter of 2001, GreenPoint discontinued the operations of the manufactured housing lending segment. GreenPoint accounts for this discontinued operation under the provisions of Accounting Principles Board Statement No. 30 “Reporting the Results of Operation – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”).

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2004	2003	2004	2003

Net income as reported	$123.5	$129.9	$236.1	$257.1
Deduct: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	(2.6)	(2.5)	(4.9)	(4.8)
Proforma net income	$120.9	$127.4	$231.2	$252.3

Earnings per share:
Basic – as reported	$1.05	$1.05	$2.02	$2.05
Basic – pro forma	$1.03	$1.03	$1.98	$2.01
Diluted – as reported	$1.03	$1.03	$1.97	$2.01
Diluted – pro forma	$1.01	$1.01	$1.93	$1.97

NOTE 2                 Agreement and Plan of Merger

On February 16, 2004, an Agreement and Plan of Merger dated as of February 15, 2004 by and between North Fork Bancorporation, Inc. (“North Fork”) and GreenPoint was announced. The agreement provides that North Fork will acquire GreenPoint in an all stock transaction. Under the terms of the agreement, in a tax-free exchange of shares, GreenPoint shareholders will receive a fixed exchange ratio of 1.0514 shares of North Fork common stock for each GreenPoint share held upon consummation of the acquisition.

The agreement has been approved unanimously by the Boards of Directors of both companies and all regulatory approvals have been obtained. The agreement is subject to approval by shareholders of both companies and other customary conditions. The agreement establishes a reciprocal termination fee of $220 million. The merger is expected to be completed on or about September 30, 2004.

NOTE 3                 Loans Receivable

The Company’s loans receivable held for sale balances are summarized as follows:

(In millions)	June 30, 2004	Dec. 31, 2003
Conventional first mortgage loans:
Residential one-to four-family	$3,935	$4,036
Commercial property	67	93
Second mortgage and home equity loans	1,191	589
Other	1	1
Total loans receivable held for sale	5,194	4,719
Net deferred loan origination costs	47	45
Loans receivable held for sale, net	$5,241	$4,764

The Company’s loans receivable held for investment balances are summarized as follows:

(In millions)	June 30, 2004	Dec. 31, 2003
Conventional first mortgage loans:
Residential one-to four-family	$9,885	$8,289
Residential multi-family	176	217
Commercial property	1,281	1,029
Second mortgage and home equity loans	284	301
Manufactured housing loans	47	55
Other	26	25
Total loans receivable held for investment	11,699	9,916
Net deferred loan origination costs and purchase premium	45	47
Allowance for loan losses	(78)	(78)
Loans receivable held for investment, net	$11,666	$9,885

NOTE 4                 Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale at June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$100	$—	$(5)	$95
Agency notes	232	—	(8)	224
Mortgage-backed securities	496	7	(9)	494
Collateralized mortgage obligations	5,634	7	(114)	5,527
Trust certificates collateralized by GNMA securities	2	—	—	2
Corporate bonds	149	2	(2)	149
Municipal bonds	36	2	—	38
Equity securities	330	—	(30)	300
Total securities available for sale	$6,979	$18	$(168)	$6,829

	December 31, 2003
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$101	$—	$(4)	$97
Agency notes	240	—	(5)	235
Mortgage-backed securities	581	9	(5)	585
Collateralized mortgage obligations	4,912	8	(44)	4,876
Trust certificates collateralized by GNMA securities	2	—	—	2
Corporate bonds	149	1	(3)	147
Municipal bonds	46	3	—	49
Equity securities	278	2	(17)	263
Total securities available for sale	$6,309	$23	$(78)	$6,254

The following is a summary of the fair value of securities with unrealized losses and identification, by security type, of those unrealized losses that have been in place for less than twelve months and for twelve months or more:

	At June 30, 2004
	Less Than 12 Months		12 Months or More		Total
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$95	$5	$—	$—	$95	$5
Agency notes	197	8	27	—	224	8
Mortgage-backed securities	475	9	19	—	494	9
Collateralized mortgage obligations	4,953	110	574	4	5,527	114
Trust certificates collateralized by GNMA securities	—	—	2	—	2	—
Corporate bonds	110	1	39	1	149	2
Municipal bonds	38	—	—	—	38	—
Equity securities	186	21	114	9	300	30
Total	$6,054	$154	$775	$14	$6,829	$168

	At December 31, 2003
	Less Than 12 Months		12 Months or More		Total
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and Federal Agency Obligations:
U.S. Treasury notes/bills	$97	$4	$—	$—	$97	$4
Agency notes	235	5	—	—	235	5
Mortgage-backed securities	585	5	—	—	585	5
Collateralized mortgage obligations	4,792	43	84	1	4,876	44
Trust certificates collateralized by GNMA securities	2	—	—	—	2	—
Corporate bonds	74	1	73	2	147	3
Municipal bonds	—	—	49	—	49	—
Equity securities	174	10	89	7	263	17
Total	$5,959	$68	$295	$10	$6,254	$78

The unrealized losses in the portfolio resulted from changes in market interest rates and not from a deterioration in the creditworthiness of the issuer. At June 30, 2004 there were 275 positions in the portfolio with an unrealized loss.

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

The following table shows the principal balances of mortgage loans and amounts of maximum recourse to GreenPoint for securitizations and risk-share sales:

(In millions)	June 30, 2004	Dec. 31, 2003
Mortgage securitizations:
Principal balance	$340	$458
Maximum recourse (1)	44	48
Mortgage risk-share sales:
Principal balance	128	170
Maximum recourse (2)	125	166

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

The following represents quantitative information about delinquencies on loans securitized and loans sold under risk-sharing arrangements:

	June 30, 2004		December 31, 2003
(In millions)	Securitized	Sold	Securitized	Sold
Principal balance of loans	$340	$128	$458	$170
Principal balance of loans 90 days or more past due	8	20	14	26

Balances and Changes in Retained Interests

The assets recognized as retained interests in mortgage securitizations include interest-only strips, transferor interests, demand notes and subordinated certificates. These retained interests represent the maximum amount of loss GreenPoint can incur in its mortgage securitizations.

The activity in retained interests in mortgage securitizations is summarized as follows:

	At and for the Quarter Ended June 30,		At and for the Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Retained Interests in Securitizations:
Balance at beginning of period	$51	$75	$48	$104
Additions from securitizations	—	8	—	8
Interest and other income	3	3	4	5
Cash advanced (received)	(7)	(3)	(5)	(9)
Cleanup call exercise	—	—	—	(23)
Change in unrealized gain	(2)	—	(1)	(1)
Change in subordinated certificates	—	—	(1)	—
Change in valuation of retained interests	(1)	—	(1)	(1)
Balance at end of period	$44	$83	$44	$83

On a quarterly basis, GreenPoint reviews retained interests for impairment based on management’s best estimate of the fair value of future cash flows associated with the retained interests.

Valuation Assumptions

There were no new securitizations recorded during the quarter ended June 30, 2004. The key economic assumptions used in estimating the fair value of the entire portfolio of mortgage retained interests at June 30, 2004 and December 31, 2003 were as follows:

	Estimate of Fair Value at
	June 30, 2004	Dec. 31, 2003
Weighted average life (in years)	0.6	0.7
Weighted average prepayment rate	59.3%	59.7%
Weighted average loss rate	3.8%	3.2%
Cumulative loss (1)	2.3%	2.2%
Asset cash flows discounted at	8.0%	8.0%

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

	At and for the Quarter Ended June 30,		At and for the Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Balance at beginning of period	$66	$35	$61	$32
Provision charged to income (1)	19	14	30	26
Losses	(9)	(6)	(15)	(15)
Balance at end of period	$76	$43	$76	$43

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

	At and for the Quarter Ended June 30,		At and for the Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Servicing assets
Balance at beginning of period	$232	$105	$203	$112
Additions	42	27	87	47
Sales	(26)	—	(27)	(20)
Amortization	(16)	(10)	(31)	(17)
Balance at end of period	232	122	232	122
Reserve for impairment of servicing assets
Balance at beginning of period	(37)	(26)	(27)	(27)
Additional (impairment) recovery	10	(3)	—	(2)
Balance at end of period	(27)	(29)	(27)	(29)
Servicing assets, net	$205	$93	$205	$93

The estimated fair values of mortgage servicing assets were $215 million and $94 million at June 30, 2004 and 2003, respectively and $177 million at December 31, 2003.

Servicer advances receivable totaled $70 million and $60 million at June 30, 2004 and 2003, respectively and $79 million at December 31, 2003.

The significant assumptions used in estimating the fair value of the servicing assets at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	Dec. 31, 2003
Weighted average prepayment rate	21.0%	30.5%
Weighted average life (in years)	4.8	4.2
Cash flows discounted at	10.4%	10.3%

NOTE 6                 Derivative Financial Instruments

The company uses various derivative financial instruments to manage certain risks and reduce the effect they may have on net income. Those derivatives, that qualify for hedge accounting, are designated as either (1) a fair value hedge of a recognized asset or liability, or of an unrecognized firm commitment or; (2) a cash flow hedge of a recognized asset or liability, or of a forecasted transaction. GreenPoint formally documents the relationship between the hedging instruments and the hedge item, as well as our risk management objective and strategy for undertaking various hedge transactions. This includes linking derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. We also assess, both at the inception of the hedge and on an ongoing basis whether the hedging relationship is highly effective in offsetting changes in the fair value or cash flows of the hedge item. If a derivative no longer qualifies for hedge accounting, we prospectively continue to carry the derivative on the balance sheet at fair value and record changes in fair value in earnings until the derivative is settled.

Fair Value Hedges

GreenPoint enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie Mae and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and certain interest rate lock commitments made by GreenPoint to mortgage borrowers. The notional amounts of these contracts were $2.9 billion and $2.6 billion at June 30, 2004 and December 31, 2003, respectively. The forward delivery commitments designated as fair value hedges associated with mortgage loans had notional values of $2.3 billion and $2.2 billion at June 30, 2004 and December 31, 2003, respectively. The notional amounts of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments on mortgage loans were $602 million and $494 million at June 30, 2004 and December 31, 2003, respectively. The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the quarter and six months ended June 30, 2004 and 2003:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Gain (loss) on hedged asset or liability	$(32)	$19	$(14)	$34
Gain (loss) on derivatives	32	(16)	16	(29)
Hedge ineffectiveness	$—	$3	$2	$5

In November 2003, the Company entered into an interest swap agreement with a notional amount of $350 million. The Company has designated this swap as a fair value hedge of the $350 million of 3.20% Senior Notes issued in June of 2003. This swap met the criteria required to qualify for short cut method accounting for derivatives. Based on this method, no ineffectiveness is assumed and fair value changes in the swap are recorded as changes in value of the swap and the long term debt.

The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

The risks inherent in derivatives are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the fair values of the contracts due to movements in the underlying interest rates. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. At June 30, 2004 and December 31, 2003 the receivable on contracts with a positive fair value was $6 million and $3 million, respectively. To reduce credit risk, management may deem it necessary to obtain collateral.

Cash Flow Hedges

Certain commitments to purchase mortgage loans for the held for investment portfolio are designated as cash flow hedges of forecasted purchases. The fair value of each commitment changes in direct correlation to the fair value of the forecasted transaction. When the commitment is settled, the assets purchased are recorded at fair value. The gain or loss associated with the derivative will be recognized into net income, as the income for purchased asset is included into net income. At the end of the quarter ended June 30, 2004, the Company did not have any commitments outstanding and had recorded $7 million of pre-tax losses associated with these previously settled derivatives in other comprehensive income.

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

The following tables set forth the components of net periodic benefit cost for the quarter and six months ended June 30, 2004 and 2003. An actuarial analysis of plan assets and benefit obligations is completed as of September 30th of each year.

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Quarter Ended June 30,				Six Months Ended June 30,
(In millions)	2004	2003	2004	2003	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$1.1	$1.0	$0.2	$0.2	$2.2	$2.0	$0.4	$0.4
Interest cost	0.8	0.7	0.3	0.2	1.6	1.4	0.6	0.4
Expected return on plan assets	(0.9)	(0.7)	—	—	(1.8)	(1.4)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)	—	—	(0.2)	(0.2)
Recognized actuarial gain	—	—	—	—	—	—	—	—
Curtailment	—	—	—	—	—	—	—	—
Net periodic benefit cost	$1.0	$1.0	$0.4	$0.3	$2.0	$2.0	$0.8	$0.6

NOTE 8                 Stock Incentive Plans

For the six months ended June 30, 2004, the Company granted options to purchase 1,985,250 shares of the Company’s common stock to certain officers and directors, at an exercise price range of between $37.95 and $39.00. These awards vest at various intervals over three years, on the anniversary dates of the awards.

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

The assets and liabilities from discontinued operations at June 30, 2004 and December 31, 2003 were as follows:

(In millions)	June 30, 2004	Dec. 31, 2003
Assets:
Cash, cash equivalents and securities	$36	$37
Retained interests in securitizations	1	1
Loans receivable:
Loans receivable held for investment	47	55
Deferred loan fees and unearned discount	—	(1)
Allowance for loan losses	(3)	(3)
Loans receivable held for investment, net	44	51
Servicing assets	3	7
Deferred tax assets	113	117
Intercompany receivable	10	25
Other assets	130	134
Total assets	$337	$372
Liabilities:
Liability under recourse exposure	$181	$225
Other liabilities	65	69
Allocated capital	91	78
Total liabilities and equity	$337	$372

The deferred tax asset represents the tax receivable associated with the write-down to the carrying value of certain assets of the discontinued business. A portion of the recorded loss (primarily goodwill) was not currently deductible for tax purposes and will be amortized on a straight-line basis through 2011.

Other assets include premises and equipment, servicer advances and other operating receivables associated with the servicing operation. Other liabilities represent balances due to investors and surety providers and accrued expenses incurred in the normal course of the discontinued operation. Allocated equity represents the balance of equity capital allocated to the discontinued business under the Company’s equity allocation formula.

The net income of $0.5 million and $0.1 million reported for the quarters ended June 30, 2004 and 2003, respectively and $0.6 million and $0.4 million reported for the six months ended June 30, 2004 and 2003, respectively, represents the difference between the projected results and the actual results of the discontinued business.

The Bank has used interest rate swaps for specific manufactured housing securitizations. These swaps are recorded at fair value. The combined notional value of these swaps was $488 million and $533 million at June 30, 2004 and December 31, 2003, respectively.

NOTE 10               Manufactured Housing Recourse Arrangements, Retained Interests in Securitizations and Servicing Assets

In December 2001, GreenPoint formally adopted a plan to discontinue the manufactured housing lending business. Although it exited the manufactured housing lending business, GreenPoint continues to service existing loans. GreenPoint is exposed to losses on or from securitizations and loan sales completed prior to the adoption of the plan of discontinuance. The investors and the securitization trusts have no recourse to GreenPoint’s other assets for failure of debtors to pay when due except for the recourse described herein. The following describes the balances associated with recourse arrangements, the balances and activity in the corresponding retained interests, the balances and activity in servicing assets and the economic assumptions used in valuing the retained interests and servicing assets.

Recourse Arrangements

The following table summarizes the principal balances of manufactured housing loans securitized and sold, the maximum recourse to GreenPoint on those loans and the liability recorded for such recourse.

(In millions)	June 30, 2004	Dec. 31, 2003
Manufactured housing securitizations:
Principal balance	$3,365	$3,623
Maximum recourse (1)	499	538
Recorded liability	173	217
Manufactured housing sales:
Principal balance	205	218
Maximum recourse	205	218
Recorded liability	7	8

(1)                               A portion of the securitization maximum exposure is a retained interest asset. As of June 30, 2004 and December 31, 2003 the manufactured housing retained interest asset was $1 million for both periods.

GreenPoint’s manufactured housing securitization exposure lies in a corporate guarantee issued with each securitization in the form of a letter of credit to indemnify a limited amount of losses to the investors. The following table summarizes those letters of credit and the amount of draws GreenPoint expects.

(In millions)	June 30, 2004	Dec. 31, 2003
Letters of credit outstanding	$498	$537
Projected letter of credit draws	(191)	(239)
Unreserved letter of credit exposure	$307	$298

GreenPoint’s liability under recourse exposure for manufactured housing securitizations represents the present value of the projected letter of credit draws. Of the $3.4 billion of securitized loans outstanding there are five securitizations totaling $1.4 billion, with $52 million in letters of credit remaining, in which GreenPoint’s recorded liability is equal to its remaining exposure under those letters of credit.

Under certain securitizations, GreenPoint is committed to exercise its optional termination right and retire such transactions when the underlying loans total 10% of the original loan balance. Loans to be repurchased under this commitment total $376 million and the projected financial statement impact is included in the operating results of the discontinued business.

Pursuant to GreenPoint’s letter of credit agreements associated with its manufactured housing securitizations, the announcement of a change in control, more fully described in Note 2, may require GreenPoint to fully fund its remaining obligations under its outstanding letters of credit. The funds remaining in the trusts would be returned to GreenPoint upon maturity of each securitization agreement. As of August 5, 2004, one surety provider had formally requested such funding. This funding, expected to be completed prior to the end of August of 2004, will result in a payment of approximately $380 million into certain securitization trusts. This event, along with the potential funding of the remaining letters of credit totaling $111 million at July 31, 2004, is not expected to have a material impact on the Company’s financial position.

The following presents quantitative information about delinquencies on loans sold with recourse:

	June 30, 2004		December 31, 2003
(In millions)	Securitized	Sold	Securitized	Sold
Principal balance of loans	$3,365	$205	$3,623	$218
Principal balance of loans 90 days or more past due (1)	139	1	191	2

(1)                               Manufactured housing past due loans include repossessed inventory.

Balances and Changes in Retained Interests

The activity in the recorded liability for manufactured housing securitizations and sales is summarized as follows:

	At and for the Quarter Ended June 30,		At and for the Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Liability for Recourse Exposure:
Balance at beginning of period	$207	$289	$225	$300
Interest expense	3	4	6	9
Letter of credit draws and other charges	(24)	(25)	(41)	(42)
Change in valuation of retained interests	(5)	11	(9)	12
Balance at end of period	$181	$279	$181	$279

On a quarterly basis, GreenPoint reviews the liability for recourse exposure on manufactured housing securitizations based on management’s best estimate of future cash flows associated with the corporate guarantees.

	At and for the Quarter Ended June 30,		At and for the Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Retained Interests in Securitizations:
Balance at beginning of period	$1	$3	$1	$4
Change in valuation of retained interests	—	(2)	—	(3)
Balance at end of period	$1	$1	$1	$1

Valuation Assumptions

The key economic assumptions used in estimating the fair value of the entire portfolio of manufactured housing retained interests, both assets and liabilities, at June 30, 2004 and December 31, 2003 were as follows:

	Estimate of Fair Value at
	June 30, 2004	Dec. 31, 2003
Weighted average life (in years)	5.3	5.4
Weighted average prepayment rate (1)	5.9%	5.9%
Weighted average default rate	6.1%	6.1%
Loss severity rate	92.4%	90.5%
Weighted average loss rate	5.6%	5.5%
Cumulative loss (2)	29.7%	29.7%
Asset cash flows discounted at	14.0%	14.0%
Liability cash flows discounted at	6.6%	6.6%

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

The activity in manufactured housing servicing assets is summarized as follows:

	At and for the Quarter Ended June 30,		At and for the Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Servicing assets
Balance at beginning of period	$36	$99	$35	$101
Amortization	2	(2)	3	(4)
Balance at end of period	38	97	38	97
Reserve for impairment of servicing assets
Balance at beginning of period	(29)	(69)	(28)	(69)
Additions	(6)	(1)	(7)	(1)
Balance at end of period	(35)	(70)	(35)	(70)
Servicing assets, net	$3	$27	$3	$27

The estimated fair values of manufactured housing servicing assets were $14 million and $37 million at June 30, 2004 and 2003, respectively and $16 million at December 31, 2003.

Manufactured housing servicer advances receivable totaled $37 million and $36 million at June 30, 2004 and 2003, respectively, and $39 million at December 31, 2003.

The significant assumptions used in estimating the fair value of manufactured housing servicing assets at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	Dec. 31, 2003
Weighted average prepayment rate (1)	6.0%	6.6%
Weighted average life (in years)	5.4	5.3
Weighted average default rate	5.1%	5.1%
Cash flows discounted at	14.0%	14.0%

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

Loan Commitments

At June 30, 2004 and December 31, 2003, the Company had an outstanding pipeline of mortgage loans of approximately, $8.6 billion and $7.0 billion, respectively. This pipeline represents applications received, but not yet funded and is therefore the maximum amount of the Company’s origination commitments. Of this amount, at June 30, 2004, approved applications totaled approximately $5.2 billion.

The Company is contractually committed to fund the undrawn portion of home equity lines of credit (HELOC’s), which it has originated. The commitment extends to HELOC’s, which are currently held by the Company, and HELOC’s securitized by the Company. As of June 30, 2004, the company is primarily responsible to fund undrawn HELOC’s of approximately $420 million.

Guarantees

Under agreements with a third party, the Company has guaranteed a portion of the third party’s secured lending arrangements. As of June 30, 2004, the total potential commitment under this guarantee totaled approximately $40 million. This guarantee would require payment by the company only if the third party’s were to default on payment of this borrowing. Management believes the likelihood a material payment will be required under this guarantee is remote.

NOTE 12               Business Segments

The Company has identified three domestic business segments. The predominant factor by which each segment is organized is the unique products and services they offer. The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies”. The Mortgage Banking segment originates, sells and services mortgage loans with a specialization in Alt A and NoDoc mortgage loan products. The Retail Banking segment consists of 93 full service banking offices offering a variety of financial services to the Greater New York area. The Balance Sheet Management segment includes earnings from the held for investment mortgage portfolios and other corporate investment activities.

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

The following table sets forth information by business segment:

	Quarter Ended June 30, 2004
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$83.2	$54.7		$137.9	$40.9	$178.8	$—	$178.8
Provision for loan losses	(1.1)	—		(1.1)	—	(1.1)	—	(1.1)
Net interest income after provision for loan losses	82.1	54.7		136.8	40.9	177.7	—	177.7
Non-interest income:
Loan servicing fees	—	—		—	17.8	17.8	(6.9)	10.9
Banking fees and commissions	—	23.6		23.6	—	23.6	—	23.6
Other income	2.4	0.5		2.9	0.1	3.0	—	3.0
Net gain on sale of loans	—	—		—	161.9	161.9	(38.2)	123.7
Change in valuation of retained interests	—	—		—	(0.9)	(0.9)	—	(0.9)
Net gain on sale of securities	—	—		—	—	—	—	—
Total non-interest income	2.4	24.1		26.5	178.9	205.4	(45.1)	160.3
Non-interest expense:
Depreciation	—	2.6		2.6	4.7	7.3	1.6	8.9
ESOP and stock plans expense	0.1	1.6		1.7	5.2	6.9	1.5	8.4
Other expenses	0.4	36.6		37.0	61.2	98.2	23.2	121.4
Total non-interest expense	0.5	40.8		41.3	71.1	112.4	26.3	138.7
Segment income (loss) before taxes	$84.0	$38.0		$122.0	$148.7	$270.7	$(71.4)	$199.3
Total Assets	$18,548	$524	(2)	$19,072	$5,685	$24,757	$1,198 (3)	$25,955

	Quarter Ended June 30, 2003
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$61.2	$60.1		$121.3	$46.6	$167.9	$—	$167.9
Provision for loan losses	(0.6)	—		(0.6)	—	(0.6)	—	(0.6)
Net interest income after provision for loan losses	60.6	60.1		120.7	46.6	167.3	—	167.3
Non-interest income:
Loan servicing fees	—	—		—	(0.7)	(0.7)	0.3	(0.4)
Banking fees and commissions	—	17.2		17.2	—	17.2	—	17.2
Other income	5.1	—		5.1	(2.0)	3.1	—	3.1
Net gain on sale of loans	—	—		—	162.6	162.6	(16.9)	145.7
Change in valuation of retained interests	—	—		—	(0.7)	(0.7)	—	(0.7)
Net gain on sale of securities	(0.6)	—		(0.6)	—	(0.6)	—	(0.6)
Total non-interest income	4.5	17.2		21.7	159.2	180.9	(16.6)	164.3
Non-interest expense:
Depreciation	—	2.2		2.2	3.9	6.1	1.4	7.5
ESOP and stock plans expense	0.1	1.5		1.6	4.2	5.8	0.9	6.7
Other expenses	0.5	30.9		31.4	59.8	91.2	19.3	110.5
Total non-interest expense	0.6	34.6		35.2	67.9	103.1	21.6	124.7
Segment income (loss) before taxes	$64.5	$42.7		$107.2	$137.9	$245.1	$(38.2)	$206.9
Total Assets	$15,827	$490	(2)	$16,317	$5,987	$22,304	$372 (3)	$22,676

(1)  Balance Sheet Management segment largely consists of the mortgage portfolio, MBS and investment securities.

(2)  Retail Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $13.0 billion and $12.3 billion for the quarter ended June 30, 2004 and 2003, respectively.

(3)  Includes the assets of the discontinued business segment.

(4)  Other includes intercompany eliminations and unallocated administrative expenses.

(5)  Intersegment revenues, in the Mortgage Banking segment, for the quarter ended June 30, 2004 and 2003 were $45 million and $17 million.

	Six Months Ended June 30, 2004
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$166.8	$110.0		$276.8	$76.7	$353.5	$—	$353.5
Provision for loan losses	(2.4)	—		(2.4)	—	(2.4)	—	(2.4)
Net interest income after provision for loan losses	164.4	110.0		274.4	76.7	351.1	—	351.1
Non-interest income:
Loan servicing fees	—	—		—	6.2	6.2	(1.2)	5.0
Banking fees and commissions	—	46.0		46.0	—	46.0	—	46.0
Other income	6.6	0.8		7.4	2.5	9.9	—	9.9
Net gain on sale of loans	—	—		—	294.8	294.8	(50.4)	244.4
Change in valuation of retained interests	—	—		—	(1.3)	(1.3)	—	(1.3)
Net gain on sale of securities	0.5	—		0.5	—	0.5	—	0.5
Total non-interest income	7.1	46.8		53.9	302.2	356.1	(51.6)	304.5
Non-interest expense:
Depreciation	—	5.7		5.7	9.6	15.3	3.2	18.5
ESOP and stock plans expense	0.1	3.3		3.4	10.6	14.0	3.3	17.3
Other expenses	0.9	71.4		72.3	117.2	189.5	47.9	237.4
Total non-interest expense	1.0	80.4		81.4	137.4	218.8	54.4	273.2
Segment income (loss) before taxes	$170.5	$76.4		$246.9	$241.5	$488.4	$(106.0)	$382.4
Total Assets	$18,548	$524	(2)	$19,072	$5,685	$24,757	$1,198 (3)	$25,955

	Six Months Ended June 30, 2003
(In millions)	Balance Sheet Management (1)	Retail Banking		Sub-total Banking	Mortgage Banking (5)	Segment Totals	Other (4)	Consolidated Continuing Operations
Net interest income	$128.0	$118.9		$246.9	$95.8	$342.7	$—	$342.7
Provision for loan losses	(0.9)	—		(0.9)	—	(0.9)	—	(0.9)
Net interest income after provision for loan losses	127.1	118.9		246.0	95.8	341.8	—	341.8
Non-interest income:
Loan servicing fees	—	—		—	0.8	0.8	4.6	5.4
Banking fees and commissions	—	31.7		31.7	—	31.7	—	31.7
Other income	9.2	—		9.2	(2.7)	6.5	—	6.5
Net gain on sale of loans	—	—		—	301.6	301.6	(31.6)	270.0
Change in valuation of retained interests	—	—		—	(1.4)	(1.4)	—	(1.4)
Net gain on sale of securities	0.6	—		0.6	—	0.6	—	0.6
Total non-interest income	9.8	31.7		41.5	298.3	339.8	(27.0)	312.8
Non-interest expense:
Depreciation	—	4.5		4.5	7.7	12.2	2.8	15.0
ESOP and stock plans expense	0.1	3.0		3.1	7.8	10.9	1.9	12.8
Other expenses	0.8	60.9		61.7	117.7	179.4	38.3	217.7
Total non-interest expense	0.9	68.4		69.3	133.2	202.5	43.0	245.5
Segment income (loss) before taxes	$136.0	$82.2		$218.2	$260.9	$479.1	$(70.0)	$409.1
Total Assets	$15,827	$490	(2)	$16,317	$5,987	$22,304	$372 (3)	$22,676

(1)  Balance Sheet Management segment largely consists of the mortgage portfolio, MBS and investment securities.

(2)  Retail Banking segment excludes intercompany funds transfers. Intersegment assets and liabilities eliminated for consolidation purposes were $13.0 billion and $12.3 billion for the six months ended June 30, 2004 and 2003, respectively.

(3)  Includes the assets of the discontinued business segment.

(4)  Other includes intercompany eliminations and unallocated administrative expenses.

(5)  Intersegment revenues, in the Mortgage Banking segment, for the six months ended June 30, 2004 and 2003 were $52 million and $27 million.

NOTE 13               Earnings Per Share

The Company’s reconciliation of the income and shares used in the basic and diluted EPS computations is summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2004	2003	2004	2003

Net income from continuing operations	$123.0	$129.8	$235.5	$256.7
Net income from discontinued operations	0.5	0.1	0.6	0.4
Net income	$123.5	$129.9	$236.1	$257.1

Weighted average number of common shares outstanding during each period – basic	117,085,000	123,439,000	116,892,000	125,222,000
Effect of dilutive securities – stock options	2,863,000	2,596,000	3,023,000	2,498,000
Weighted average number of common shares and common stock equivalents outstanding during each period – diluted	119,948,000	126,035,000	119,915,000	127,720,000

Basic earnings per share:
Net income from continuing operations	$1.05	$1.05	$2.02	$2.05
Net income from discontinued operations	—	—	—	—
Net income	$1.05	$1.05	$2.02	$2.05

Diluted earnings per share:
Net income from continuing operations	$1.03	$1.03	$1.97	$2.01
Net income from discontinued operations	—	—	—	—
Net income	$1.03	$1.03	$1.97	$2.01

(1)  All options to purchase shares of common stock were included in the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of the common shares for the quarter and six months ended June 30, 2004.

(2)  Options to purchase 63,750 shares of common stock at prices between $32.97 and $34.26 per share were outstanding at June 30, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the quarter ended June 30, 2003. For the six months ended June 30, 2004, options to purchase 142,500 shares of common stock at prices between $31.42 and $34.26 where not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

	Quarter Ended										Six Months Ended
(Dollars in millions, except per share data)	June 30, 2004		March 31, 2004		Dec. 31, 2003		Sept. 30, 2003		June 30, 2003		June 30,
											2004		2003
Performance Ratios – Continuing Operations (Annualized):
Return on average assets	1.98%		1.98%		2.00%		1.76%		2.34%		1.98%		2.37%
Return on average equity	25.43		23.95		25.07		21.86		27.46		24.71		26.99
Net interest margin	3.10		3.30		3.19		2.84		3.23		3.20		3.37
Net interest spread	3.01		3.21		3.09		2.73		3.11		3.10		3.25
General and administrative expense to average assets	2.25		2.36		2.08		2.26		2.24		2.30		2.28
Total non-interest expense to operating revenue	30.5		31.3		28.2		31.4		27.3		30.9		27.2
Efficiency ratio (1)	41.3		42.2		39.2		44.3		37.5		41.7		37.7
Average interest-earning assets to average interest-bearing liabilities	1.05	x	1.05	x	1.05	x	1.05	x	1.05	x	1.05	x	1.05	x

Per Share Data:
Basic earnings per share – continuing operations	$1.05		$0.96		$1.00		$0.84		$1.05		$2.02		$2.05
Diluted earnings per share – continuing operations	1.03		0.94		0.98		0.82		1.03		1.97		2.01
Book value per common share	16.35		16.24		15.46		15.17		15.35		N/A		N/A
Tangible book value per common share	13.06		12.95		12.14		11.91		12.19		N/A		N/A
Dividends per share	0.30		0.30		0.24		0.24		0.21		0.60		0.42
Shares used in calculations (in thousands):
Average (2)	119,948		119,856		119,897		123,253		126,035		119,915		127,720
Period-end (3)	120,070		119,941		118,885		121,351		125,011		N/A		N/A
Total shares outstanding (shares issued less treasury stock purchased)	131,886		131,722		131,897		134,404		138,110		N/A		N/A

Asset Quality Ratios – continuing operations:
Non-accruing loans held for investment to mortgage loans held for investment	1.13%		1.44%		1.60%		1.72%		1.62%
Non-accruing loans held for sale to mortgage loans held for sale	1.20		1.99		2.15		1.60		1.60
Non-performing assets to total assets	0.83		1.10		1.24		1.22		1.18
Allowance for loan losses to non-performing loans held for investment	56.7		51.3		47.2		46.0		46.0
Allowance for loan losses to mortgage loans held for investment	0.64		0.74		0.75		0.79		0.75
Net loan charge-off experience (annualized) to average mortgage loans held for investment	0.04		0.05		0.09		0.05		0.03
Ratio of allowance for loan losses to annualized net charge-offs	17.79	x	14.34	x	8.87	x	16.94	x	30.13	x

Capital Data:
Tier I Capital (to risk weighted assets)	11.23%		11.50%		11.26%		10.96%		11.28%
Total Risk Based Capital (to risk weighted assets)	12.63		13.02		12.81		12.47		12.79
Tier I Capital (average assets)	7.34		7.60		7.28		7.18		7.68
Tangible equity to tangible managed assets	5.84		5.91		5.75		5.71		5.89
Tangible equity to managed receivables	8.37		8.75		8.25		7.78		7.96
Purchase of treasury stock	$—		$20		$86		$147		$113		$20		$238

Other Data:
Mortgage loan originations	$11,168		$8,211		$8,747		$9,449		$11,343		$19,380		$20,671
Total managed assets (4)	28,643		26,690		25,982		26,053		26,135		N/A		N/A
Total managed receivables (5)	19,771		17,775		17,846		18,848		19,053		N/A		N/A
Earnings to combined fixed charges and preferred stock dividends – continuing operations: (6)
Excluding interest on deposits	19.20	x	18.92	x	15.77	x	13.25	x	19.66	x	18.20	x	20.15	x
Including interest on deposits	4.33	x	4.33	x	3.75	x	3.36	x	3.89	x	4.17	x	3.83	x
Full-service retail bank offices	93		90		90		85		85

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

General

GreenPoint Financial Corp. (the “Corporation”, “Company” or “GreenPoint”), a $26 billion asset bank holding company, consists of two primary businesses – a New York retail bank and a national mortgage business. The retail bank is a New York State chartered savings bank and is the second largest thrift depository in the Greater New York area with $13 billion in deposits in 93 branches serving more than 475,000 households. GreenPoint Mortgage (“GPM”), headquartered in Novato, California, originates a wide variety of exclusively “A” quality loans. This includes agency qualifying loans and Jumbo A loans, and GreenPoint’s specialty Alternative A mortgages.

GreenPoint Financial Corp. and Subsidiaries

Part I – Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview Of Second Quarter 2004 Financial Results

•      As described more fully in Note 2 of the Consolidated Financial Statements, on February 16, 2004 an Agreement and Plan of Merger between North Fork and GreenPoint was announced.

•      Net income from continuing operations for the second quarter of 2004 matched the record earnings achieved a year ago of $1.03 per diluted share. Strong performance in both the banking and mortgage businesses contributed to the record results.

•      Retail banking initiatives continued the strong momentum established during 2003. Core deposits grew 18% over the second quarter of 2003 and banking fee income increased 37%.

•      Total mortgage originations of $11.2 billion matched the year ago quarter despite an estimated 13% decline in industry activity. Applications received increased 9% over the first quarter of 2004 reflecting the continued lower interest rates during much of the second quarter.

•      Mortgage sales and securitizations totaled $7.5 billion resulting in realized gains of $124 million, compared with sales and securitizations of $9.0 billion and a gain of $146 million in the comparative quarter a year ago.

•      The average margin earned on loan sales was 164 basis points, down slightly from 169 basis points in the first quarter of 2004. The average sale margin was unchanged from the second quarter a year ago.

•      Asset quality in the mortgage portfolio remained very strong as mortgage loan charge-offs of $1 million represented just 4 basis points (on an annualized basis) of the mortgage loans held for investment portfolio.

•      Net interest income was $179 million in the second quarter, up versus the $168 million in the year ago period. The net interest margin declined 20 basis points to 3.10% from 3.30% in the first quarter. Net interest margin for the second quarter of 2003 was 3.23%.

•      GreenPoint continued to maintain a strong capital position with a leverage ratio of 7.34%, a Tier 1 risk-based ratio of 11.23% and a total risk-based capital ratio of 12.63%.

•      Net income from the discontinued manufactured housing business was $0.5 million, reflecting performance in line with the expectations established when the business was discontinued.

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

The Retail Banking unit consists of 93 full service banking offices serving the Greater New York area. The Retail Bank attracts deposits within its market area by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Retail Bank generates banking fees such as ATM service charges, debit card fees, NSF service charges, overdraft fees, monthly maintenance charges, safe deposit rental fees, official check fees and check replacement fees as well as income from annuity and insurance sales commissions. The Retail Bank also generates net interest income via the internal transfer of deposits to the Balance Sheet Management unit for which the Retail Bank unit receives credit (“interest income”) based on the anticipated length of time that an average deposit is expected to remain with the bank using market rates to calculate the credits. Expenses under the direct control of the Retail Bank and allocated expenses such as benefits, ESOP and occupancy are incurred by the unit.

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

Banking Business

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Net interest income	$137.9	$121.3	$276.8	$246.9
Provision for loan losses	(1.1)	(0.6)	(2.4)	(0.9)
Net interest income after provision for loan losses	136.8	120.7	274.4	246.0
Non-interest income:
Banking fees and commissions	23.6	17.2	46.0	31.7
Other income	2.9	5.1	7.4	9.2
Net gain on sale of securities	––	(0.6)	0.5	0.6
Total non-interest income	26.5	21.7	53.9	41.5
Non-interest expense	41.3	35.2	81.4	69.3
Segment income before taxes	$122.0	$107.2	$246.9	$218.2
Total Assets	$19,072	$16,317	$19,072	$16,317

The Banking Business includes the results of the Retail Banking and Balance Sheet Management segments. The Banking Business operates similar to a traditional thrift with the Retail Bank gathering low cost deposits and the Balance Sheet Management segment managing an earning asset portfolio that consists primarily of mortgage loans and mortgage backed securities. Revenue is generated in the form of net interest income and Retail Banking fee income. For the quarter and six months ended June 30, 2004, the Banking Business earned $122 million pre-tax and $247 million pre-tax, respectively, an increase of 14% and 13%, respectively, from the previous periods a year ago. The increase was due largely to an increase in net interest income in the Balance Sheet Management unit as a result of a higher average balance of earning assets.

For the quarter and six months ended June 30, 2004, the Retail Banking segment earned $38 million and $76 million pre-tax, a decrease of 11% and 7% respectively from the previous periods a year ago. Retail Banking’s net interest income for the second quarter and six months ended June 30, 2004 was $55 million and $110 million, a decrease of $5 million and $9 million, or 9% and 7% from the same periods of 2003. The average balance of core deposits increased by $1.3 billion and $1.4 billion partly offset by the strategic run-off of $983 million and $998 million of average balance of time deposits for the second quarter and six month periods of 2004 versus the respective periods a year ago. The average spread on Retail Banking deposits declined despite a 44 basis point and 49 basis point reduction in the cost of deposits for the second quarter and six month periods, as the rate credited to Retail Banking declined at a faster pace. Non-interest income in the Retail Banking segment was $24 million and $46 million for the second quarter and six months ended June 30, 2004, an increase of 40% and 48% from the previous periods a year ago. Non-interest expense of $41 million and $80 million increased $6 million and $12 million over the respective periods of 2003. The increase in both non-interest income and expense was primarily due to the Company bringing the Broker/Dealer sales of insurance and investment products in-house in 2004 and the de novo branch expansion. Previously, Retail Banking recognized net income from the Broker/Dealer business in non-interest income. For the quarter and six months ended June 30, 2004, Retail Banking earned $6 million and $13 million on insurance and investment products with $2 million and $5 million of expense compared to $4 million and $7 million of net income in the second quarter and six month periods of 2003.

For the quarter ended June 30, 2004, the Balance Sheet Management Segment earned pre-tax income of $84 million and $171 million, an increase of $20 million and $35 million, or 30% and 25% over the second quarter and six month period of 2003. The increases were attributable to an increase in net interest income of $22 million and $37 million in the second quarter and six months ended June 30, 2004 versus the respective periods of 2003. Balance Sheet Management’s net interest income benefited from a higher average balance of the loans held for investment and securities (mortgage-backed and investment) portfolios. The loan and securities portfolios increased by $1.0 billion and $1.5 billion, respectively for the second quarter of 2004 versus the year ago quarter, and increased by $679 million and $1.8 billion for the six months ended June 30, 2004 versus the same period of 2003. These increases were partially offset by a combined 97 basis point and 81 basis point declines in the yield for the quarter and six month periods of 2004 versus 2003. The average balance of borrowings for the second quarter and six months ended June 30, 2004 was $8.7 billion and $8.0 billion with an average cost of 2.62% and 2.72%, a decline of 32 basis points and 33 basis points compared to the second quarter and six month periods of 2003.

Mortgage Banking

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Net interest income	$40.9	$46.6	$76.7	$95.8
Non-interest income:
Loan servicing income	17.8	(0.7)	6.2	0.8
Other income	0.1	(2.0)	2.5	(2.7)
Net gain on sale of loans	161.9	162.6	294.8	301.6
Change in valuation of retained interests	(0.9)	(0.7)	(1.3)	(1.4)
Total non-interest income	178.9	159.2	302.2	298.3
Non-interest expense	71.1	67.9	137.4	133.2
Segment income before taxes	$148.7	$137.9	$241.5	$260.9
Total Assets	$5,685	$5,987	$5,685	$5,987

For the quarter and six months ended June 30, 2004, the Mortgage segment earned $149 million and $242 million pretax, an increase of 8% from the year ago quarter and a decrease of 7% from the previous six month period. Mortgage Banking net interest income was $41 million and $77 million in the quarter and six month period, down from $47 million and $96 million in the 2003 periods. The lower level of net interest income resulted from a decrease in both the average balance and yield of loans-held-for-sale. The lower average balance reflected the slow down in year-over-year mortgage originations. Mortgage Banking originated $11.2 billion and $19.4 billion in loans in the quarter and six month periods compared with $11.3 billion and $20.7 billion in 2003 and had sales of $7.5 billion and $14.7 billion compared to $9.0 billion and $17.8 billion in the previous periods. The net gain on sale of loans of $162 million and $295 million decreased from $163 million and $302 million in 2003 due to the decline in sales volume, partially offset by an increase in the average sales margin from 2003. Loan servicing income increased $18 million over the prior year second quarter. The increase reflected a recovery of net servicing impairment (both internal and external) of $16 million, compared with a $1 million servicing impairment recorded in the year ago quarter. The year-to-date servicing income of $6 million reflects a servicing impairment of $1 million compared with an impairment of $3 million recorded for the six months ended June 30, 2003.

Net Interest Income

Net interest income on a fully taxable-equivalent basis was $181 million and $358 million, respectively, for the quarter and six months ended June 30, 2004, increased versus the $170 million and $346 million, respectively, in the year ago periods. The net interest margin declined from 3.23% to 3.10% and from 3.37% to 3.20% for the quarter and six months ended June 30, 2004, respectively.

The increase in net interest income in both the quarter and year-to-date periods reflected increases in average earning assets funded by strong growth in core deposit balances. Higher average earning assets were partially offset by the narrower net interest margin resulting from declining interest rates during much of the previous year. Premium amortization on the held for investment mortgage portfolio and the mortgage-backed securities portfolio totaled $20 million in the second quarter of 2004, unchanged compared with last year and was $30 million for the first six months of 2004 compared with $36 million in the six month period a year ago.

Average interest-earning assets

Average earning assets increased by $2.3 billion and $1.9 billion, or 11% and 9% to $23.3 billion and $22.4 billion in the second quarter and six months periods ended June 30, 2004 from $21.1 billion and $20.6, respectively, a year ago. The increase reflected growth in loans held for investment and a higher balance of investment securities. Mortgage loans originated and transferred to the held for investment portfolio totaled $2.7 billion for the six month period ended June 30, 2004, compared with $985 million in corresponding period a year ago. Average mortgage loans held for sale decreased $202 million and $485 from the second quarter and six month periods of 2003, reflecting the drop in origination volume following the rise in interest rates in late 2003. The average balance of securities increased $1.5 billion and $1.8 billion, respectively to $7.3 billion and $7.1 billion, respectively, from the year ago periods.

A decline in the level of market interest rates through much of 2003 resulted in a decline in the yield on average earning assets of 49 basis points and 58 basis points for the quarter and six months ended June 30, 2004, compared to a year ago. Interest income on mortgages held for investment and held for sale decreased by a combined $7 million, or 3%, to $220 million for the second quarter from $227 million a year ago. The decrease reflects a decline in the average yield on the portfolios of 58 and 39 basis points, respectively, partially offset by a higher average balances in the portfolios.

Interest income on securities for the second quarter and six months ended June 30, 2004 increased by $11 million and $31 million to $72 million and $145 million from $61 million and $114 million in the comparable periods a year ago due to a higher average balance of investment securities in 2004.

Average interest-bearing liabilities

The average balance of core deposits increased from $7.4 billion and $7.1 billion to $8.7 billion and $8.5 billion for the quarter and six month periods. The growth in these core balances was a primary contributor to the strength of the Company’s net interest income. The average balance of savings and money market accounts increased by a combined $311 million while the average balance of demand deposit and NOW accounts increased $1.0 billion or 41%, for the quarter ended June 30, 2004. The growth in demand and NOW deposit balances resulted from the continued success of GreenPoint’s free checking, new branching and small business banking programs. In the declining interest rate environment, the average rate paid on core deposits declined to 1.12%, from 1.28% reported in the second quarter of 2003.

The average balance of term certificates of deposit (“CD”) declined $983 million for the quarter ended June 30, 2004. CD balances were allowed to run off, as market pricing required offering rates above those available from alternative wholesale funding sources, in order to retain balances.

The average balance of borrowed funds increased $1.4 billion for the quarter ended June 30, 2004. The average rate paid on borrowed funds declined from 2.94% to 2.62% reflecting the overall decline in market interest rates.

Average Consolidated Balance Sheet, Interest and Rates – Continuing Operations

	Quarter Ended
	June 30, 2004				June 30, 2003
(Taxable-equivalent interest and rates, in millions) (1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$10,854		$157.4	5.81%	$9,809		$156.7	6.39%
Other loans (2)	25		0.4	7.00	22		0.4	7.62
Loans held for sale (2)	4,887		63.1	5.16	5,089		70.6	5.55
Securities (3)	7,343		72.4	3.94	5,883		61.0	4.15
Other interest-earning assets	223		3.0	5.38	276		5.0	7.22
Total interest-earning assets	23,332		296.3	5.08	21,079		293.7	5.57
Non-interest earning assets (4)	1,583				1,154
Total assets	$24,915				$22,233

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,470		2.1	0.58	$1,465		2.5	0.68
Demand deposits and N.O.W.	3,463		11.4	1.32	2,462		9.3	1.51
Money market and variable rate savings	3,766		10.8	1.15	3,460		11.8	1.38
Total core deposits	8,699		24.3	1.12	7,387		23.6	1.28
Wholesale money market deposits	261		1.0	1.47	40		0.2	1.53
Term certificates of deposit	3,869		23.6	2.46	4,852		36.6	3.02
Total deposits	12,829		48.9	1.53	12,279		60.4	1.97
Borrowed funds	8,733		57.8	2.62	7,322		54.6	2.94
Senior notes	354		0.9	1.03	96		0.8	3.27
Subordinated bank notes	150		3.5	9.35	150		3.5	9.36
Other long term debt	200		4.5	9.15	200		4.6	9.16
Total interest-bearing liabilities	22,266		115.6	2.07	20,047		123.9	2.46
Other liabilities (5)	714				295
Total liabilities	22,980				20,342
Stockholders’ equity	1,935				1,891
Total liabilities and stockholders’ equity	$24,915				$22,233
Net interest income/interest rate spread (6)			$180.7	3.01%			$169.8	3.11%
Net interest-earning assets/net interest margin (7)	$1,066			3.10%	$1,032			3.23%
Ratio of interest-earning assets to interest-earning liabilities	1.05	x			1.05	x

	Six Months Ended
	June 30, 2004				June 30, 2003
(Taxable-equivalent interest and rates, in millions) (1)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage loans held for investment (2)	$10,458		$312.8	5.98%	$9,779		$323.0	6.61%
Other loans (2)	25		0.9	7.04	21		0.8	7.66
Loans held for sale (2)	4,606		118.4	5.14	5,091		146.5	5.80
Securities (3)	7,114		145.4	4.09	5,362		114.3	4.27
Other interest-earning assets	233		7.3	6.30	308		9.0	5.86
Total interest-earning assets	22,436		584.8	5.21	20,561		593.6	5.79
Non-interest earning assets (4)	1,399				1,143
Total assets	$23,835				$21,704

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Savings	$1,509		4.2	0.56	$1,412		5.5	0.79
Demand deposits and N.O.W.	3,277		20.9	1.28	2,240		17.0	1.53
Money market and variable rate savings	3,670		21.2	1.16	3,400		24.7	1.46
Total core deposits	8,456		46.3	1.10	7,052		47.2	1.35
Wholesale money market deposits	233		1.7	1.46	40		0.2	1.51
Term certificates of deposit	4,001		50.4	2.53	4,999		75.7	3.05
Total deposits	12,690		98.4	1.56	12,091		123.1	2.05
Borrowed funds	8,024		110.3	2.72	6,996		107.3	3.05
Senior notes	355		1.8	1.02	48		0.8	3.25
Subordinated bank notes	150		7.0	9.35	150		7.0	9.36
Other long term debt	200		9.1	9.16	200		9.2	9.16
Total interest-bearing liabilities	21,419		226.6	2.11	19,485		247.4	2.54
Other liabilities (5)	509				317
Total liabilities	21,928				19,802
Stockholders’ equity	1,907				1,902
Total liabilities and stockholders’ equity	$23,835				$21,704
Net interest income/interest rate spread (6)			$358.2	3.10%			$346.2	3.25%
Net interest-earning assets/net interest margin (7)	$1,017			3.20%	$1,076			3.37%
Ratio of interest-earning assets to interest-earning liabilities	1.05	x			1.05	x

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

	Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003 Increase/(Decrease)			Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003 Increase/(Decrease)
	Due to			Due to
(In millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Mortgage loans held for investment (1)	$15.9	$(15.2)	$0.7	$21.5	$(31.7)	$(10.2)
Other loans (1)	––	––	––	0.2	(0.1)	0.1
Loans held for sale	(2.7)	(4.8)	(7.5)	(13.3)	(14.8)	(28.1)
Securities	14.5	(3.1)	11.4	36.0	(4.9)	31.1
Other interest-earning assets	(0.9)	(1.1)	(2.0)	(2.3)	0.6	(1.7)
Total interest earned on assets	26.8	(24.2)	2.6	42.1	(50.9)	(8.8)
Savings	––	(0.4)	(0.4)	0.4	(1.7)	(1.3)
Demand deposits and N.O.W.	3.4	(1.3)	2.1	7.0	(3.1)	3.9
Money market and variable rate savings	1.0	(2.0)	(1.0)	1.8	(5.3)	(3.5)
Wholesale money market deposits	0.8	––	0.8	1.4	0.1	1.5
Term certificates of deposit	(6.7)	(6.3)	(13.0)	(13.7)	(11.6)	(25.3)
Borrowed funds	9.8	(6.6)	3.2	14.8	(11.8)	3.0
Senior notes	1.0	(0.9)	0.1	1.9	(0.9)	1.0
Subordinated bank notes	––	––	––	––	––	––
Other long term debt	(0.1)	––	(0.1)	(0.1)	––	(0.1)
Total interest paid on liabilities	9.2	(17.5)	(8.3)	13.5	(34.3)	(20.8)
Net change in net interest income	$17.6	$(6.7)	$10.9	$28.6	$(16.6)	$12.0

(1)  In computing the volume and rate components of net interest income for loans, non-accrual loans have been included.

Provision for Loan Losses

Net mortgage loan charge-offs for the quarter and six months ended June 30, 2004, which equaled the provision for loan loss for the continuing operations, were $1 million and $2 million, respectively, and represented only 4 basis points on an annualized basis of the portfolio of loans held for investment.

Non-Interest Income

The following table summarizes the components of non-interest income:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Income from fees and commissions:
Loan servicing income	$10.9	$(0.4)	$5.0	$5.4
Banking services fees and commissions	23.6	17.2	46.0	31.7
Fees, commissions and other income	3.0	3.1	9.9	6.5
Total income from fees and commissions	37.5	19.9	60.9	43.6
Net gain on sales of mortgage loans	123.7	145.7	244.4	270.0
Change in valuation of retained interests	(0.9)	(0.7)	(1.3)	(1.4)
Net gain on sale of securities	––	(0.6)	0.5	0.6
Total non-interest income	$160.3	$164.3	$304.5	$312.8

Non-interest income was $160 million and $305 million for the quarter and six month periods, a decline of $4 million and $8 million from $164 million and $313 million a year ago. The decrease in each period was due to a decline in gain on sale of mortgage loans. The decline was partially offset by increased banking fees in both the quarter and year-to-date period and higher loan servicing income in the second quarter of 2004. The gain on sale of loans is described in further detail in the following section.

For the quarter ended June 30, 2004, loan servicing income was $11 million, compared to none in the previous period. The revenue was earned on a servicing portfolio of $37.7 billion at June 30, 2004 and $28.7 billion at June 30, 2003. The increase reflected recovery of net servicing impairment of $10 million compared with a $3 million servicing impairment in the year ago quarter. The year-to-date servicing income of $5 million reflects no net servicing recovery or impairment as the $10 million impairment reported in the first quarter was offset by the $10 million recovery reported in the second quarter.

As more fully described in Note 5, GreenPoint makes certain assumptions in valuing its mortgage servicing assets. The projected average life of the servicing asset portfolio increased during the quarter ended June 30, 2004 as compared to 2003. This increase was due to lower prepayment assumptions on the existing loans reflecting the rise in interest rates during the second quarter.

Banking services fees and commissions are the fees generated from the Retail Bank deposit accounts such as ATM service charges, debit card fees, NSF service charges, overdraft fees, monthly maintenance charges, safe deposit rental fees, official check fees and annuity and insurance sales commissions. For the quarter and six months ended June 30, 2004, banking services fees and commissions were $24 million and $46 million compared to $17 million and $32 million in the previous periods. ATM fee income was $3 million and $5 million for the quarterly and six month period, up from $2 million and $4 million a year ago. Deposit related fee income increased to $8 million and $16 million in 2004 from $5 million and $10 million in 2003. Service charge and banking services income was $6 million and $12 million as compared to $6 million and $11 million in 2004 and 2003, in the respective quarterly and six month periods. Income from investment services increased to $6 million and $13 million for the quarter and six months ended June 30, 2004 from $4 million and $7 million in the year ago periods. The increase is attributable to the Company opening a registered Broker/Dealer on January 2, 2004 to replace the agented program. As a result the net activities are reported differently in the financial statements. Previously the net commissions were earned on the sale of products with no direct expenses associated with the activity. Beginning in the first quarter of 2004 the Company reported larger commissions, since we do not share them with the agent, and the expenses associated with the Broker/Dealer employees. In the second quarter and six months ended June 30, 2004, investment service fee income would have been approximately $2 million and $5 million lower, under the old arrangement.

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

The following table summarizes loans sold and average margins earned:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Whole loan – Mortgage:
Whole loan sales:
Specialty products	$3,028	$2,562	$5,722	$5,383
Home equity / Seconds	589	37	1,093	175
Agency / Jumbo	3,905	6,087	7,817	11,930
Total whole loan sales	$7,522	$8,686	$14,632	$17,488

Gain on sale	$123.4	$140.7	$243.7	$264.4

Margins on whole loan sales:
Specialty products	2.60%	3.06%	2.59%	2.97%
Home equity / Seconds	1.81%	1.19%	1.90%	1.22%
Agency / Jumbo	0.87%	1.02%	0.95%	0.86%
Average margin	1.64%	1.62%	1.67%	1.51%

Securitizations – Mortgage:
Loans securitized	$19	$319	$37	$353
Gain on sale (2)	$0.3	$5.0	$0.7	$5.6
Average margin	1.84%	1.57%	1.93%	1.58%

(1)Specialty products include: Alt A, No Doc and A minus programs.

(2)Includes draws from prior period securitizations.

Gain on sale from whole loan sales and securitizations of mortgage loans decreased $22 million and $26 million, respectively, for the second quarter and six months ended June 30, 2004 versus a year ago. The gain from whole loans sales decreased due to the lower volume of loans sold.

The Company sold mortgage loans totaling $7.5 billion and $14.6 billion in the second quarter and six month period of 2004, a decrease of $1.2 billion and $2.9 billion, or 13% and 16%, from the balance of loans sold in 2003. The average margin earned on loan sales was 1.64% in the second quarter, unchanged from the 1.62% earned in the year ago quarter. The average margin earned on loan sales was 1.67% in first six months 2004, an increase from the 1.51% earned in the same period a year ago. The higher margin reflected, in part, a higher proportion of specialty loan sales during the quarter and six month periods. During the second quarter and six month periods of 2004, agency and jumbo mortgage sales totaled 52% and 53% of total mortgages sold compared with 70% and 68% in the 2003 periods, while higher-spread specialty products totaled 40% and 39% of mortgages sold in the periods, compared with 30% and 31% a year ago. Specialty product margins declined in the second quarter and six month periods to 2.60% and 2.59% from 3.06% and 2.97%. The narrower sales margins on specialty products reflect, in part, an increase in competition as more mortgage originators compete in the specialty product market. Going forward, the gain on mortgage sales will fluctuate with the level of market interest rates and the secondary market demand for mortgage-backed investments.

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

The liability related to representations and warranties for mortgage loans totaled $76 million and $61 million at June 30, 2004 and December 31, 2003, respectively. The activity in the liability is summarized in the table in Note 5.

Losses charged against the representation and warranty liability totaled $9 million and $15 million in the second quarter and six month periods of 2004, compared with $6 million and $15 million in the comparable periods 2003. These losses included indemnifications of $3 million and $3 million in the second quarter of 2004 and 2003, respectively, and $6 million and $5 million in the first six months of 2004 and 2003, respectively. The balance of the losses represented charges incurred on the repurchase, valuation and subsequent disposition of outstanding loans. Loan repurchases totaled $44 million and $80 million in the quarter and six months ended June 30, 2004, compared to $34 million and $85 million in the second quarter and six month periods of 2003. Loans were repurchased at their face value and losses on subsequent dispositions were charged against the representation and warranty liability.

Non-Interest Expense

The following is a summary of the components of non-interest expense:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Salaries and benefits	$70.3	$66.5	$134.1	$128.1
Employee Stock Ownership and stock plans expense	8.4	6.7	17.3	12.8
Net expense of premises and equipment	23.0	20.9	46.5	41.8
Advertising	5.3	4.5	10.5	8.9
Federal deposit insurance premiums	0.5	0.5	1.0	1.0
Other administrative expenses	32.4	27.3	65.0	54.4
Total general and administrative expenses	139.9	126.4	274.4	247.0
Other real estate owned operating income	(1.2)	(1.7)	(1.2)	(1.5)
Total non-interest expense	$138.7	$124.7	$273.2	$245.5

Total general and administrative expense increased $14 million and $27 million to $140 million and $274 million from $126 million and $247 million for the quarter and six months ended June 30, 2004, respectively.

Salaries and benefits increased $4 million and $6 million for the quarter and six month periods due to additional costs in the Broker/Dealer that had previously been netted from banking fees, in addition to increased staffing costs associated with the retail bank de novo branch expansion.

Employee Stock Ownership and stock plans expense increased $2 million and $5 million for the quarterly and six month periods due to a rise in the price of the Company’s stock.

Premises and equipment expenses increased $2 million and $5 million for the quarterly and six month periods primarily due to the retail bank de novo branch expansion and depreciation associated with the installation of a new mortgage loan origination system in July 2003.

Other administrative expenses were $32 million and $65 million for the quarter and six months ended June 30, 2004, an increase of $5 million and $11 million compared to the second quarter and six months period a year ago. The increase for the second quarter and year-to-date periods reflects higher insurance and outsourcing costs and slightly higher processing costs across both the banking and mortgage business. The year-to-date comparison also reflects costs of $2 million recognized in conjunction with the announced merger agreement.

Income Tax Expense

Income tax expense decreased $1 million and $5 million, to $76 million and $147 million for the quarter and six months ended June 30, 2004, versus the comparable periods a year ago. The decrease for the quarter and six month periods is due to lower pre-tax income offset by a rise in the effective tax rate from 37.3% to 38.4%.

Loan Originations

The following table summarizes loan origination activity for each of the reported periods:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Mortgage:
Total applications received	$19,868	$23,189	$38,175	$41,578
Loans originated:
Specialty products (1)	$3,453	$2,921	$6,225	$5,681
Home equity / Seconds	1,256	614	2,130	1,142
Agency/Jumbo	6,460	7,808	11,025	13,848
Total loans originated (2)	$11,169	$11,343	$19,380	$20,671

(1)  Specialty products include: Alt A, No Doc and A minus programs.

(2)  Total loans originated include correspondent purchases for the held for investment portfolio, which totaled $461 million and $1.1 billion for the quarter ended June 30, 2004 and 2003, respectively. Correspondent purchases for the six months ended June 30, 2004 and 2003 were $911 million and $1.5 billion, respectively.

	At June 30,
(In millions)	2004	2003

Pipeline (1)	$8,642	$12,136

Interest rate lock commitments (2)	$2,559	$4,418

Fair value of interest rate lock commitments (3)	$5	$(2)

Loans held for sale	$5,241	$5,370

The net change in the fair value of interest rate lock commitments resulted in a gain of $7 million and a loss of $8 million for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003 the net change in interest rate lock commitments resulted in a gain of $4 million and a loss of $12 million, respectively.

(1)  The pipeline represents applications received but not yet funded. Of this amount, at June 30, 2004 approved applications totaled approximately $5.2 billion.

(2)  Represents all commitments to lend where the terms are guaranteed to the borrower for a specific period of time.

(3)  Amount represents the fair value of interest rate lock commitments on loans the Company does not intend to hold for investment at the end of the period and was estimated by assessing the impact of the change in interest rates on the commitment from the lock date to the valuation date.

Total loan originations during the second quarter and six month periods, for the mortgage business were $11.2 billion and $19.4 billion, down from $11.3 billion and $20.7 billion a year ago. Specialty product originations were $3.5 billion and $6.2 billion, up versus the comparable period a year ago. Agency/Jumbo originations decreased from $7.8 billion and $13.8 billion to $6.5 billion and $11.0 billion in the second quarter and six month periods versus a year ago. The change in loan origination product mix for the quarter and six months ended June 30, 2004 versus a year ago, reflects the strong demand for mortgage refinancing during the first half of 2003.

Non-Performing Assets

Non-performing assets consist of non-accruing loans and other real estate owned. Total non-performing assets were $216 million at June 30, 2004 compared to $285 million at December 31, 2003. The non-accrual loans held for sale primarily represent loans that have been repurchased pursuant to representation and warranty commitments. Estimated future losses on these loans are measured as part of the representation and warranty liability (see Note 5).

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

(In millions)	June 30, 2004	Dec. 31, 2003
Non-accrual mortgage loans held for investment	$132	$158
Non-accrual other loans (1)	––	––
Total non-accrual loans held for investment	132	158
Non-accrual loans held for sale	63	103
Total non-performing loans	195	261
Other real estate owned, net (2)	21	24
Total non-performing assets	$216	$285

Total non-performing assets – discontinued business	$5	$6

Other loans 90 days or more delinquent and still accruing	$2	$3

Non-accruing loans held for investment to mortgage loans held for investment	1.13%	1.60%
Non-accruing loans held for sale to mortgage loans held for sale	1.20%	2.15%
Non-performing assets to total assets	0.83%	1.24%

(1)  Excluding certain other loans delinquent 90 days or more, such as guaranteed student loans, on which, principal and interest are guaranteed by the U.S. government and certain other loans on which delinquent principal and interest may be deducted from the borrower’s deposit account balances.

(2)  Net of related valuation allowance of $1 million for foreclosed real estate at both June 30, 2004 and December 31, 2003, respectively.

Loan Servicing Portfolio

The following table summarizes the dollar amount of mortgage loans serviced for GreenPoint and for others:

(In millions)	June 30, 2004	Dec. 31, 2003
Mortgage:
Serviced for GreenPoint (1)	$11,588	$12,113
Serviced for others (third parties)	26,105	19,836
Total loan servicing portfolio	$37,693	$31,949

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

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Balance at beginning of period	$77.7	$77.7	$77.7	$77.7
Provision (benefit) charged to income:
Continuing	1.1	0.6	2.4	0.9
Discontinued	0.5	(0.4)	0.4	(0.3)
Total provision charged to income	1.6	0.2	2.8	0.6
Loans charged-off:
Mortgage loans held for investment	(1.2)	(0.7)	(2.5)	(1.1)
Manufactured housing loans held for investment	(1.6)	(1.0)	(2.8)	(2.6)
Total charge-offs	(2.8)	(1.7)	(5.3)	(3.7)
Recoveries:
Mortgage loans held for investment	0.1	0.1	0.1	0.2
Manufactured housing loans held for investment	1.1	1.4	2.4	2.9
Total recoveries	1.2	1.5	2.5	3.1
Net charge-offs:
Continuing	(1.1)	(0.6)	(2.4)	(0.9)
Discontinued	(0.5)	0.4	(0.4)	0.3
Total net charge-offs	(1.6)	(0.2)	(2.8)	(0.6)
Balance at end of period	$77.7	$77.7	$77.7	$77.7

Asset Quality Ratios – Continuing Operations
Net loan charge-off experience (annualized) to average mortgage loans held for investment	0.04%	0.03%	0.05%	0.02%
Allowance for loan losses to mortgage loans held for investment	0.64%	0.75%	0.64%	0.75%
Allowance for loan losses to non-performing loans held for investment	56.7%	46.0%	56.7%	46.0%

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. These guidelines require minimum ratios of risk-based capital to risk adjusted assets of 4% for Tier 1 capital and 8% for total capital. The Federal Reserve Board also has guidelines for a leverage ratio that is designed to complement the risk-based capital ratios in determining the overall capital adequacy of banks and bank holding companies. A minimum leverage ratio of Tier 1 capital to average total assets of 3% is required for banks and bank holding companies, with an additional 100 to 200 basis points required for all but the highest rated institutions. Management believes, as of June 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal banking regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. As of June 30, 2004 the Bank was well capitalized based on the prompt corrective action guidelines.

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

The Company’s Total Capital and Tier 1 Capital (to risk weighted assets) decreased from 12.81% and 11.26%, respectively, at December 31, 2003 to 12.63% and 11.23%, respectively at June 30, 2004. The Company’s ratio of period-end stockholders’ equity to ending total assets at June 30, 2004 was 7.56% compared to 8.00% at December 31, 2003.

	Actual		Required for Capital Adequacy Purposes
(In millions)	Amount	Ratio	Amount	Ratio
As of June 30, 2004
Total Capital (to Risk Weighted Assets):
Company	$2,053	12.63%	$1,300	8.00%
Bank	2,255	13.90	1,298	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,825	11.23%	$650	4.00%
Bank	2,027	12.50	649	4.00
Tier 1 Capital (to Average Assets):
Company	$1,825	7.34%	$994	4.00%
Bank	2,027	8.16	994	4.00

As of December 31, 2003
Total Capital (to Risk Weighted Assets):
Company	$1,875	12.81%	$1,171	8.00%
Bank	2,092	14.35	1,166	8.00
Tier 1 Capital (to Risk Weighted Assets):
Company	$1,647	11.26%	$585	4.00%
Bank	1,864	12.79	583	4.00
Tier 1 Capital (to Average Assets):
Company	$1,647	7.28%	$905	4.00%
Bank	1,864	8.24	905	4.00

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

Shares repurchased and cost for the quarter and six months ended June 30, 2004 and 2003 are summarized as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Number of shares repurchased	––	3,483,450	540,000	7,777,650
Cost of repurchases	$––	$113	$20	$238

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

	Quarter Ended					Six Months Ended
	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	June 30,
						2004	2003
Net income from continuing operations	$123.0	$112.5	$113.5	$101.1	$129.8	$235.5	$256.7
Add back:
Employee Stock Ownership and stock plans expense	8.4	8.9	6.9	6.9	6.7	17.3	12.8
Cash earnings from continuing operations	$131.4	$121.4	$120.4	$108.0	$136.5	$252.8	$269.5

Diluted earnings per share from continuing operations	$1.03	$0.94	$0.95	$0.82	$1.03	$1.97	$2.01
Effect of employee stock plans expense	0.07	0.07	0.05	0.06	0.05	0.14	0.10
Cash earnings per share (1)	$1.10	$1.01	$1.00	$0.88	$1.08	$2.11	$2.11

Performance Ratios (Annualized)
Cash earnings return on average assets	2.11%	2.13%	2.12%	1.88%	2.46%	2.12%	2.48%
Cash earnings return on average equity	27.18	25.84	26.57	23.36	28.87	26.52	28.34
Cash earnings return on tangible equity	34.96	33.20	34.66	29.44	36.95	34.09	36.27

(1)  Based on the weighted average shares used to calculate diluted earnings per share.

Consolidated Statement of Financial Condition

Total assets of $26.0 billion at June 30, 2004 increased from $23.0 billion at December 31, 2003. The balance sheet reflects growth in the securities portfolio of $668 million and growth in the balance of loans held for investment and loans held for sale of $2.3 billion.

Core deposits and wholesale money market deposits increased $988 million since year-end 2003, reflecting the continued success of a variety of initiatives to attract checking accounts. This growth was offset in part by a decline of $478 million in higher-cost term certificates of deposit. Market borrowings increased $2.3 billion since year-end 2003, reflecting the net additional funding needed.

Risk Management

The Company has a Corporate Risk Oversight Committee, which monitors and supervises the wide variety of risks encountered in the course of business. The Committee is chaired by the President and Chief Operating Officer and includes the heads of its two businesses, the Chief Financial Officer, the Head of Risk Management and the General Counsel. The Committee meets periodically to review credit risk, including both on-balance sheet and off-balance sheet exposure, market risk and operating and business risks which include, but are not limited to, legal and systems risks. These individual types of risks are also analyzed and monitored by separate committees comprised of experts within the business units and on the corporate staff. Liquidity, Capital and Credit Risk Management are described fully below. The Market Risk analysis is included in Part I – Item 3.

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

Funds provided from financing activities totaled $2.7 billion for the six months ended June 30, 2004. At June 30, 2004, total borrowings were $10.2 billion, up $2.3 billion from $7.9 billion at December 31, 2003. Membership in the FHLB allows the Bank to secure advances in proportion to its investment in FHLB stock. At June 30, 2004, the Bank had $4.8 billion in outstanding FHLB term advances. The Bank’s ability to secure further advances from the FHLB is based on the market value of the pledged loan portfolio. At June 30, 2004, based on the then current market value of the pledged portfolio, the Bank had additional FHLB borrowing capacity of $656 million. The Bank also uses its mortgage-backed and other investment securities as collateral under short and long-term repurchase agreements. As of June 30, 2004 the Bank had $4.1 billion in outstanding repurchase agreements, which was a decrease of $776 million from December 31, 2003. At June 30, 2004 the Company had un-pledged securities eligible as collateral for repurchase agreements of $1.2 billion. The Bank also secures overnight and term funding in the Federal Funds market. At June 30, 2004 the Bank had $635 million of overnight purchased Federal Funds.

Deposits continue to be the primary funding source for the Company. Deposit balances experienced a net $510 million increase in the second quarter of 2004. Lower-cost core deposits increased by $849 million offset by a decrease in higher cost certificates of deposit and wholesale money market deposits of $339 million. The decline in certificate of deposit balances resulted from management’s decision to utilize lower cost alternative funding sources rather than pay higher priced retail rates. Time deposits maturing within one year totaled $2.3 billion at June 30, 2004. Consistent with historical trends, a substantial portion of these deposits are expected to be renewed. To the extent these deposits are not renewed, funding is expected to be provided through continued growth in core deposits (checking, savings and money market deposits) and through alternative financing sources.

The Company and the Bank have received both short-term and long-term debt ratings from three recognized credit rating firms. These ratings allow the Company and the Bank to access the wholesale debt markets, thereby providing the Company with additional flexibility in accessing and utilizing the most cost effective and appropriate means for meeting its funding needs. As of June 30, 2004 the Bank had a medium term note shelf with $2.8 billion in available capacity.

Funds used in investing activities totaled $2.6 billion at June 30, 2004, primarily resulting from $3.3 billion of investment securities purchases. These investments were partially offset by cash flows from maturities and sales of investment securities (primarily mortgage-backed securities), which totaled $2.6 billion.

Funds used in operating activities totaled $167 million at June 30, 2004. The significant loan origination and sale activity in 2003 reflects the continued strong market for mortgage originations and the continued high level of demand for these assets in the secondary market. At June 30, 2004 the Company had outstanding mortgage loan commitments of $8.6 billion. As of June 30, 2004 there were no outstanding mortgage-backed and other securities commitments. The Company anticipates that through the use of internally generated cash flow, the capital markets to securitize and sell its mortgage loan commitments, and other available financing alternatives that it will have sufficient funds available to meet its current loan and securities commitments.

The Company’s most liquid assets are cash and cash equivalents, including money market investments. The level of these assets is dependent upon the Company’s operating, financing, lending, and investing activities during any given period. Cash and cash equivalents, including money market investments, totaled $304 million at June 30, 2004 compared to $335 million at December 31, 2003.

Credit Risk Management

During the second quarter of 2004, the Company originated mortgage loans for its own portfolio and for disposition in the secondary markets in the form of whole loan sales and securitizations. In the fourth quarter of 2002, GreenPoint began to originate small business loans through its branch system, which are placed in its portfolio. Outstanding small business loans were $4 million at both June 30, 2004 and December 31, 2003. As of December 31, 2001, the Company discontinued originating manufactured housing loans.

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

The following table presents the results of the net interest income simulations under a variety of hypothetical interest rate scenarios, based on the Company’s balance sheet positions at June 30, 2004. The results are expressed as the percentage change in pretax net interest income from the base scenario in which interest rates are unchanged. The change in income is measured over a period of twelve months.

Net Interest Income Simulations

	Short-term Rate Changes:
Yield Curve	-200 bps	-100 bps	+100 bps	+200 bps
June 30, 2004
-150 bps	(13.1)%	(8.9)%	(4.9)%	(6.5)%
Parallel	(5.4)	(0.8)	––	(2.5)
+150 bps	(1.0)	6.2	3.6	1.3
December 31, 2003
-150 bps	(13.3)%	(9.4)%	(0.8)%	0.5%
Parallel	(7.8)	(0.7)	2.8	2.9
+150 bps	(2.8)	4.6	5.4	5.9

The columns represent 100 and 200 basis point changes–down and up–in the level of interest rates over a twelve-month time span. The rows indicate changes in the shape of the yield curve over the same time period. The parallel row corresponds to changes in rate levels in which the yield curve retains its shape. In the -150 basis point scenarios, the yield curve flattens, and in the +150 basis point simulations the curve steepens. For example, a parallel downward shift of 200 basis points would reduce net interest income by 5.4% from what would be earned if rates remained constant. However, a decline of 200 basis points accompanied by a 150 basis point steeper curve, would reduce net interest income by only 1.0% over the unchanged scenario. (As of June 30, 2004 and December 31, 2003 not all rates could fall 200 basis points without reaching zero. In these scenarios rates are reduced until they reach zero. These scenarios are retained to allow for historical comparisons.)

The changes in the income simulations since December 2003 reflect the increase in interest rates over the period. Higher rates extend the expected average lives of the Company’s mortgage loans and mortgage-backed securities. This was partially offset by growth in core deposits that tend to reprice more slowly than market rates. Risks to net interest income in the event of declining rates and/or a flattening yield curve were deemed acceptable. These interest rate scenarios would likely be accompanied by a strong market for residential mortgage origination, and the revenues arising from greater levels of mortgage banking activities would mitigate or exceed the pressures on net interest income. In the event of rising rates and a steepening curve, implying higher long-term mortgage rates, the Company remains asset sensitive.

The table below presents the results of the market value sensitivity model based on the balance sheet positions at June 30, 2004 and December 31, 2003:

Market Value Sensitivity

	-200 bps	-100 bps	+100 bps	+200 bps

June 30, 2004	(3.7)%	2.1%	(5.9)%	(13.0)%
December 31, 2003	(8.9)	(2.0)	(4.6)	(11.1)

The after-tax value sensitivity to a 200 basis point instantaneous increase in interest rates was (13.0)% at June 30, 2004, versus (11.1)% at December 31, 2003. The change reflects the extension of the Company’s mortgage loans and mortgage-backed securities in response to the increase in interest rates since year-end. The extension, implying longer durations, increases the price sensitivity of those assets to further increases in rates.

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

In addition, the fair value of the mortgage company’s servicing assets and retained interests from securitizations are directly affected by the level of prepayments associated with the underlying loans. As interest rates rise the value of these assets will increase. Conversely as interest rates decline, the value of these assets will fall.

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

GreenPoint Financial Corp. and Subsidiaries

Part I – Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2004 and, based on its evaluation, has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GreenPoint Financial Corp. and Subsidiaries

Part II – Item 2. Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program

January 1, 2004 – January 31, 2004	540,000	$37.32	540,000	2,796,630
February 1, 2004 – February 29, 2004	––	––	––	2,796,630
March 1, 2004 – March 31, 2004	––	––	––	2,796,630
April 1, 2004 – April 30, 2004	––	––	––	2,796,630
May 1, 2004 – May 31, 2004	––	––	––	2,796,630
June 1, 2004 – June 30, 2004	––	––	––	2,796,630
Total	540,000	$37.32	540,000

(1)       On September 9, 2003, the Company announced that its Board of Directors had authorized management to purchase up to 5%, or approximately 6.8 million of GreenPoint’s common stock through open market transactions. This repurchase program does not have an expiration date.

GreenPoint Financial Corp. and Subsidiaries

Part II – Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on April 30, 2004, the following matters were voted upon with the results of the voting on such matters indicated:

1.     Election of the following three Directors of the Company to three-year terms:

	For	Withheld
Bharat B. Bhatt	115,732,571	1,202,204
J. Thomas Presby	114,112,992	2,821,783
Robert F. Vizza	112,898,952	4,035,823

The following sets forth the names of Directors continuing in office after the annual meeting:

Karen M. Garrison
William M. Jackson
Thomas S. Johnson
Roman Martinez, IV
Charles B. McQuade
Alvin N. Puryear
Robert P. Quinn

2.     Ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent auditor for the year ending December 31, 2004:

For	114,565,150
Against	1,691,544
Abstain	678,081

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

(b)           Reports on Form 8-K

On April 12, 2004, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Mortgage-Backed Pass-Through Certificates, Series 2003-1 (“Series 2003-1 Certificates”).

On April 12, 2004, GreenPoint Mortgage Securities Inc. (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2003-1 (“Series 2003-1 Notes”).

On April 12, 2004, GreenPoint Mortgage Securities LLC (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2004-1 (“Series 2004-1 Notes”).

On April 20, 2004. GreenPoint Financial Corp., a Delaware corporation (the “Company”), filed a current report on Form 8-K in connection with the issuance of a press release announcing first quarter results for the period ended March 31, 2004.

On April 26, 2004, GreenPoint Mortgage Securities LLC (the “Registrant”) filed a current report on Form 8-K in connection with the consent to the incorporation by reference in the registration statement (No. 333-108405) of the Registrant, and in the Prospectus Supplement of the Registrant (the “Prospectus Supplement”) of the KPMG LLP report dated February 27, 2004 on the consolidated financial statements of Ambac Assurance Corporation and subsidiaries as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003.

On April 26, 2004, GreenPoint Mortgage Securities LLC (the “Company”) filed a current report on Form 8-K pursuant to Rule 424(b) under the Securities Act of 1933, concurrently with, or subsequent to, the filing of this Form 8-K in connection with the filing of a prospectus and prospectus supplement with the Securities and Exchange Commission relating to its GreenPoint Home Equity Loan Trust 2004-2, Home Equity Loan Asset-Backed Notes, Series 2004-2.

On May 10, 2004, GreenPoint Mortgage Securities LLC (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2004-1 (“Series 2004-1 Notes”).

On May 26, 2004, GreenPoint Mortgage Securities LLC (the “Registrant”) filed a current report on Form 8-K related to the issuance of up to $2,276,908,549 in principal amount of asset-backed securities on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended, by the registration statement on Form S-3/A (File No. 333-108405) (the “Registration Statement”). The current report on Form 8-K is being filed to satisfy an undertaking to file copies of certain agreements executed in connection with the issuance of the Notes.

On June 8, 2004, GreenPoint Mortgage Securities LLC (the “Company”) filed a current report on Form 8-K in connection with a previously registered offer and sale of the GreenPoint Home Equity Loan Trust Asset-Backed Notes, Series 2004-1 (“Series 2004-1 Notes”).

On June 16, 2004, GreenPoint Mortgage Securities LLC (the “Company”) filed a current report on Form 8-K pursuant to Rule 424(b) under the Securities Act of 1933, concurrently with, or subsequent to, the filing of this Form 8-K in connection with the filing of a prospectus and prospectus supplement with the Securities and Exchange Commission relating to its GreenPoint Home Equity Loan Trust 2004-3, Home Equity Loan Asset-Backed Notes, Series 2004-3.

On June 24, 2004, GreenPoint Mortgage Securities LLC (the “Registrant”) filed a current report on Form 8-K in connection with the consent to the incorporation by reference in the registration statement (No. 333-108405) of the Registrant, Prospectus and in the Prospectus Supplement of the Registrant (the “Prospectus Supplement”) of the KPMG LLP report dated February 27, 2004 on the consolidated financial statements of Ambac Assurance Corporation and subsidiaries as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003.

On June 29, 2004, GreenPoint Mortgage Securities LLC filed a current report on Form 8-K related to a scheduled distribution from the Trust to holders of the Certificates.

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

Dated August 9, 2004